Form 10KSB
period 2000-11-26
BAB INC
filed 2001-03-07
CIK 1123596

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 26, 2000
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

8501 West Higgins Road, Suite 320, Chicago, Illinois 60631

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (773) 380-6100

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:

$13,568,112

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $407,111 based on 1,117,287 shares held by nonaffiliates as of February 21, 2001 and the average of the closing bid ($0.219) and asked ($0.51) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,237,640 shares of Common Stock, as of February 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

The Company's definitive proxy materials to be filed on or before March 31, 2001 are incorporated by reference in Part III of Form 10-KSB. In addition, certain exhibits identified in Part III, Item 13 are incorporated by reference to said exhibits as previously filed with the Commission.

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

  OVERVIEW

BAB, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 12, 2000. After an affirmative vote of the shareholders of BAB Holdings, Inc., (Holdings), Holdings was merged into the Company on November 1, 2000. The combined companies then merged with Planet Zanett, Inc. (PZ) on November 1, 2000. On November 13, 2000, the Company was spun off from PZ to the former shareholders of Holdings. The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee trade names. At November 26, 2000, the Company had 242 units in operation in 28 states, two Canadian provinces, Egypt and Peru. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with HMS Host (HMS), Mrs. Fields Famous Brands (Mrs. Fields), Alonti Cafe and Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The Big Apple Bagels brand franchise and Company-owned stores feature daily baked "from scratch" bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed Big Apple Bagels units serve the Company's par-baked frozen bagel products, freshly baked daily, and related products. The My Favorite Muffin brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products. The Company's Brewster's Coffee units are specialty coffee shops featuring a variety of premium arabica bean coffees--freshly brewed or in bulk--and related products. Big Apple Bagels units are concentrated in the Midwest and Western United States, while My Favorite Muffin units are clustered in the Middle Atlantic States and Florida. Brewster's Coffee units are currently located in Ohio. The Brewster's coffee products are featured in all Company-owned and many of the franchised units.

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units, Company-store development, acquisitions and the development of alternative distribution channels for its branded products. The Company intends to continue its expansion through these means in the future. With the acquisition of My Favorite Muffin Too, Inc. (MFM) on May 13, 1997, the Company immediately added 60 franchise and five Company-operated units. Through this acquisition the Company is leveraging on the natural synergy of distributing muffin products in existing Big Apple Bagels units and, alternatively, bagel products and Brewster's Coffee in existing My Favorite Muffin units. Additionally, in February 1999, the Company acquired eight bagel store units and a commissary doing business as Jacobs Bros. Bagels ("Jacobs Bros.") in Chicago, Illinois.  Most of the units have been converted to Company-owned or franchised tri-branded stores and three continue to operate under the Jacobs Bros. Bagels trade name. The Company expects to realize efficiencies in servicing the combined base of Big Apple Bagels and My Favorite Muffin franchisees as a result of these acquisitions.

RISK FACTORS

Limited Operating History

The Company's predecessor was formed in November 1992. As of November 26, 2000, the Company had 14 Company-owned stores and 228 franchised and licensed stores in operation. The company's growth from 2 Company-owned and 59 franchise units at the time of its initial public offering in November 1995 has been achieved primarily through acquisitions. Consequently, the Company's operating results achieved to date may not be indicative of the results that may be achieved in the future by the Company.

Operating Losses

The Company reported losses of $308,000 for the year ended November 26, 2000, and $3,465,000 for the year ended November 28, 1999.  However, the Company believes that with a renewed focus on its franchising and licensing operations and selected investment in its Company-owned stores, it will generate revenues sufficient to exceed the expenses necessary to support its operations in the foreseeable future.

Recent Acquisitions

The Company's strategic plan has included growth through business acquisitions. In February 1999, the Company acquired Jacobs Bros. As a result of acquisitions since inception, the Company has grown significantly in size, has expanded the geographic area in which it operates and has added product lines and distribution channels. Any acquisition involves inherent uncertainties, such as the effect on the acquired businesses of integration into a larger organization and the availability of management resources to oversee the operations of the acquired business. The Company's ability to integrate the operations of acquired businesses is essential to its future success. There can be no assurance as to the Company's ability to integrate new businesses or as to its success in managing the significantly larger operations resulting therefrom. Additionally, amortization of intangible assets recorded as a result of the acquisitions will have a significant impact on future operating results.

Recoverability of Intangible Assets

The Company has recorded significant intangible assets in connection with certain acquisitions. Applicable accounting standards require the Company to review long-lived assets (such as goodwill and other identifiable intangible assets) to be held and used by the Company for impairment whenever events or changes in circumstances indicate that the carrying values of those assets may not be recoverable. In the fourth quarter of 1999, the Company recorded a restructuring charge of $1,600,000. Of this amount,$113,000 related to intangible assets. (See "Management's Discussion and Analysis" and Note 4 of the audited consolidated financial statements included herein.) While management believes goodwill and other identifiable intangible assets recorded as of November 26, 2000 to be fairly stated, it is possible that additional charges to write down assets will be required in the future. Any such charges could have a material adverse effect on the Company's financial results.

Rapid Growth

The Company has grown significantly since inception and expects continued growth in franchising and licensed product distribution to continue in the future. The opening and success of franchised Big Apple Bagels, Brewster's Coffee and My Favorite Muffin stores will depend on various factors, including customer acceptance of these concepts in new markets, the availability of suitable sites, the negotiation of acceptable lease or purchase terms for new locations, permit and regulatory compliance, the ability to meet construction schedules, the financial and other capabilities of the Company and its franchisees, the ability of the Company to successfully manage this anticipated expansion and to hire and train personnel, and general economic and business conditions. Not all of the foregoing factors are within the control of the Company.

The Company will continue to require the implementation of enhanced operational and financial systems and additional management, operational, and financial resources. Failure to implement these systems and add these resources could have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance that the Company will be able to manage its expanding operations effectively or that it will be able to maintain or accelerate its growth.

Terms of Credit Facility and Availability of Capital

In November 2000, the Company entered into a new credit facility for $1,400,000 with an affiliate of PZ. This new credit line is secured by substantially all of the assets of the Company excluding those acquired through the Jacobs Bros. acquisition. Interest payments at the rate of prime plus 1% are due and payable quarterly. The principal is due and payable in November 2002. At November 26, 2000, the Company had all $1,400,000 of this facility outstanding.

In June 1999 the Company obtained an amortizing loan in the amount of $170,000 from a finance company. Proceeds were used to purchase two stores from a franchisee in Wisconsin.   $156,427 of this loan remains outstanding at the end of fiscal 2000.

In February 1999 the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company. Loan proceeds of $950,000 were used to purchase certain assets of Jacobs Bros. Bagels. An additional $280,000 was used to purchase equipment and fund remodeling required on the units acquired in the purchase. The remaining $120,000 was used to purchase assets from a former franchisee in Colorado.   $1,091,832 of this loan remains outstanding at the end of fiscal 2000.

The Company believes that its cash flows from current operations will provide sufficient working capital to enable the Company to meet operating requirements and compensating cash balance requirements for the foreseeable future, however, it is possible that additional financing will be required. The Company does not represent that it will be able to obtain any required additional financing or that such financing, if obtained, will be on terms favorable or acceptable to the Company. Any future equity financing may result in dilution to holders of the Common Stock and any future debt financing may reduce earnings. If the Company is unable to secure additional financing when needed, or at all, it could be required to significantly reduce the scope of its existing operations, or even to discontinue operations. (See "Management's Discussion and Analysis" and Note 6 to the audited financial statements included herein.)

Dependence on Franchisees

The Company historically has received a significant portion of its revenues from initial franchise fees and continuing royalty payments from franchisees. Although the Company uses established criteria to evaluate franchisees, there can be no assurance that franchisees will have the business ability or access to financial resources necessary to successfully develop or operate stores in a manner consistent with the Company's concepts and standards. Additionally, no assurance can be given that desirable locations and acceptable leases can be obtained by franchisees. If the Company's franchisees encounter business or operational difficulties, the Company's revenues will be adversely affected. The poor performance of any franchisee may also negatively impact the Company's ability to sell new franchises. Consequently, at present, the Company's financial prospects are substantially related to the success of the franchise stores, over which the Company has limited control. There can be no assurance that the Company will be able to successfully attract new franchisees or that the Company's franchisees will be able to successfully develop and operate stores.

Although the Company monitors franchisees' compliance with ongoing obligations on the basis of weekly revenue, and the Company's standard franchise agreement also grants the Company the right to audit the books and records of franchisees at any time, no assurance can be given that all franchisees will operate their stores in accordance with the Company's operating guidelines and in compliance with all material provisions of the franchise agreement, and the failure of franchisees to so operate their stores could have a material adverse impact on the Company's business. The franchise agreement gives the Company the choice of seeking legal remedies, which could be time-consuming and expensive, and terminating the franchisee, which would diminish the Company's revenue until such time, if ever, as a new franchisee replaces the terminated franchisee.

Competition

The food service industry in general, and the fast food/take-out sector in particular, are highly competitive, and competition is likely to increase. The Company believes that specialty bagel, muffin and coffee retail businesses are growing rapidly and have become increasingly competitive. The Company competes against well-established food service companies with greater product and name recognition and with larger financial, marketing, and distribution capabilities than those of the Company, as well as innumerable local food service establishments that offer products competitive with those offered by the Company. The Company's principal competitors include Bruegger's Bagel Bakery ("Bruegger's"), Einstein/Noah Bagel Corp. ("Einstein") and New World Coffee and Bagel. In addition, other fast-food service providers, such as Dunkin' Donuts and McDonalds, have recently added bagels to their product offerings. Any increase in the number of food service establishments in areas where the Company's or its franchisees' sites are located could have a material adverse effect on the Company's sales and revenues. The Company competes for qualified franchisees with a wide variety of investment opportunities both in the food service business and in other industries. Investment opportunities in the bagel store business include competing franchises offered by Bruegger's, Einstein and New World Coffee and Bagel, as well as operators of individual stores and multi-store chains.

Food Service Industry

Food service businesses are often affected by changes in consumer tastes; national, regional, and local economic conditions; demographic trends; traffic patterns; and the type, number, and location of competing restaurants. Multi-unit food service chains, such as the Company's, can also be substantially adversely affected by publicity resulting from problems with food quality, illness, injury, or other health concerns or operating issues stemming from one store or a limited number of stores. Such businesses are also subject to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could negatively affect the availability, quality, and cost of ingredients and other food products. In addition, factors such as inflation, increased food and labor costs, regional weather conditions, availability and cost of suitable sites and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

Government Regulation

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled ``Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures'' (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly, and the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisers based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

Dependence on Personnel

The Company's ability to develop and market its products and to achieve and maintain a competitive market position depends, in large part, on its ability to attract and retain qualified food marketing personnel and franchisees. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract and retain such personnel.

Trademarks/Service Marks

The trademarks and service marks used by the Company contain common descriptive English words and thus may be subject to challenge by users of these words, alone or in combination with other words, to describe other services or products. Some persons or entities may have prior rights to those names or marks in their respective localities. Accordingly, there is no assurance that such marks are available in all locations. Any challenge, if successful, in whole or in part, could restrict the Company's use of the marks in areas in which the challenger is found to have used the name prior to the Company's use. Any such restriction could limit the expansion of the Company's use of the marks into that region, and the Company and its franchisees may be materially and adversely affected.

Potential Effects of Antitakeover Provisions

The Company is authorized to issue up to 5,000,000 shares of preferred stock. The Board of Directors, without shareholder approval, may issue such shares in one or more series and set the terms of each such series. The issuance of any preferred stock could adversely affect the rights of the holders of Common Stock, and specific rights granted to holders of preferred stock could make a change in control of the Company more difficult to accomplish and could hamper attempts by outside parties.

Certain provisions of the Delaware General Corporation Law  (the "Delaware Law") restrict a publicly-held corporation from engaging in a "business combination" with an "interested shareholder" or its affiliates, unless the business combination is approved by the Board of Directors or by a supermajority vote of the shareholders. These provisions of the Delaware Law could delay and make more difficult a business combination even if the business combination could be beneficial to the interests of the Company's shareholders.

Possible Depressive Effect on Price of Common Stock from Future Sales of Common Stock

Approximately 500,000 shares of the Company's unregistered Common Stock is eligible for sale under Securities and Exchange Commission Rule 144.  While the provisions of this Rule may limit the timing and amount of public sales of such shares, the sale, or availability for sale, of substantial additional amounts of Common Stock in the public market could materially adversely affect the market price of the Common Stock and could impair the Company's ability to raise additional capital through the sale of its equity securities or debt financing.

RECENT BUSINESS ACQUISITIONS

On May 13, 1997, the Company acquired My Favorite Muffin Too, Inc., a New Jersey corporation. MFM franchised and operated muffin and bagel specialty retail stores concentrated primarily in the eastern United States and Florida, and had 60 franchise and 5 Company-operated units in operation. MFM was merged into BAB Acquisition Corporation, a wholly owned subsidiary of the Company, with MFM being the surviving entity. The acquisition through merger was completed by exchanging 150 shares of MFM common stock held equally by Owen Stern, Ruth Stern and Ilona Stern (the "Sellers"), for 72,101 shares of the Company's common stock, restricted as to transfer until January 1, 1999, and $259,000 in cash. In addition to current liabilities, the Company has assumed approximately $350,000 of MFM's existing bank debt. The Company   retained one of the three Sellers as an employee of the Company pursuant to an employment contract, through May 8, 2001 for Owen Stern. (See "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein).

On February 1, 1999 the Company acquired certain assets of Jacobs Bros. which included eight retail bagel stores and a central commissary facility, in exchange for $950,000 in cash and warrants for the purchase of an aggregate of 83,333 shares of Common Stock of Holdings at an exercise price of $7.50 per share as to 45,833 shares and $9.00 per share as to 37,500 shares. These warrants were first exercisable on February 1, 2000 and expire on January 31, 2006.   The warrants are exercisable for PZ stock.   Further, the Company entered into noncompetition agreements with two former principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. (See "Management's Discussion and Analysis" and Note 12 to the audited consolidated financial statements included herein).

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000. After an affirmative vote of the shareholders of BAB Holdings, Inc., (Holdings), Holdings was merged into the Company on November 1, 2000. The combined companies then merged with Planet Zanett, Inc. (PZ) on November 1, 2000.    On November 13, 2000, as a result of the merger with Planet Zanett, Inc. the Company was spun off to remain a separate entity in its businesses.  The Company filed a separate registration statement under the Securities Exchange Act of 1934, registering its Common Stock for trading.

LOCATIONS

The following table sets forth the states, provinces and countries in which the Company's units were located as of November 26, 2000.

State/Province	Company Owned	Franchised	Licensed	Total
Alabama		2		2
California	2	5	1	8
Colorado		2		2
Connecticut			2	2
Florida		7	2	9
Georgia		3	4	7
Illinois	4	27	12	43
Indiana		8		8
Iowa		9		9
Kentucky		2		2
Maryland			1	1
Michigan		30	3	33
Minnesota		8	1	9
Missouri		1	9	10
Nebraska		3		3
Nevada		2	5	7
New Jersey		12	2	14
New York		2	3	5
North Carolina			5	5
Ohio	2	6	2	10
Oregon		1		1
Pennsylvania		7		7
Rhode Island		1		1
Texas		5	1	6
Utah		1		1
Virginia		1	1	2
Washington		2		2
Wisconsin	6	16	2	24
CANADA
British Columbia		1	2	3
Ontario		1		1
Egypt		2		2
Peru		3		3
TOTAL	14	170	58	242

STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and prepare up to 18 varieties of cream cheese spreads. Licensed units under HMS, and Choice Picks Food Courts serve the Company's par-baked frozen bagel products, freshly baked daily. Stores also offer a variety of breakfast and lunch bagel sandwiches, soups, various dessert items, and gourmet coffees and other beverages. A typical Big Apple Bagels franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Licensed units are generally located in airports, travel plazas, hotels, and universities.

MY FAVORITE MUFFIN--My Favorite Muffin franchised stores bake 20 to 25 varieties of muffins daily, from over 400 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. While a number of MFM units are located in shopping mall locations with minimal square footage of 400 to 800 square feet, the typical strip mall prototype unit is approximately 2,000 square feet with seating for 30 to 40 persons. A typical MFM franchise store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties.

BREWSTER'S COFFEE--Brewster's Coffee licensed units serve a variety of arabica bean coffees, both freshly brewed and in bulk, and related products such as bagels, muffins and other beverages. The typical Brewster's coffee location is approximately 1,500 square feet and offers seating for 20 to 30 persons and is generally located in high traffic urban or suburban location.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus a 5% royalty on net sales. Additionally, Big Apple Bagels ("BAB") and MFM franchisees are members of a national marketing fund requiring a 1% contribution based on net sales. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000 and $15,000 for satellite and kiosk stores.

The Company's current  Uniform Franchise Offering Circular  provides for, among other things, the opportunity for prospective franchisees to enter into a preliminary agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this preliminary agreement is $10,000. If a site is not located and approved by the franchiser within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee. See also "Government Regulation."

The Company's franchise agreements provide a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of ten years with the right to renew. A franchisee is required to be in operation not later than ten months following the signing of the franchise agreement.

Area development agreements, which may be granted to new or existing franchisees, provide that a franchisee may open a predetermined number of concept stores within a defined geographic area (an "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of the area development agreement and varies by agreement as to size of the area, the number of stores required, and the schedule for store development and opening. The Company's current area development fee is $5,000 per store to be developed. As additional franchise agreements are executed, additional franchise fees are collected. The area development fee is not refundable if no franchise agreement is executed.

The Company currently advertises its franchising opportunities at franchise trade shows and in directories, newspapers and business opportunity magazines worldwide. In addition, a substantial number of prospective franchisees contact the Company as a result of patronizing an existing store.

COMPETITION

The quick service restaurant industry is intensely competitive with respect to product quality, concept, location, service and price. There are a number of national, regional and local chains operating both owned and franchised stores which may compete with the Company on a national level or solely in a specific market or region. The Company believes that because the industry is extremely fragmented, there is a significant opportunity for expansion in the bagel, muffin and coffee concept chains.

The Company believes that the most direct competitors of its bagel concept units are New World Coffee and Bagel , Bruegger's, and Einstein, all of which are also franchisers. There are several other regional bagel chains with fewer than fifty stores, all of which may be expected to compete with the Company. There is currently not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company competes, and can be anticipated to compete, against numerous small independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts and McDonald's, that offer bagels and muffins as part of their breakfast food offerings and supermarket bakery sections. In particular, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company. In addition, the Company believes that the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of taste, food quality, convenience, customer service, and value, which the Company believes are important factors to its targeted customers. Competition in the food service industry is often affected by changes in consumer taste; national, regional, and local economic and real estate conditions, demographic trends, traffic patterns; the cost and availability of labor; consumer purchasing power; availability of product, and local competitive factors. The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some or all of its area developers and franchisees to be adversely affected.

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business and in other industries. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises, and this reputation may be affected not only by the performance of Company-owned stores but also by the performance of its franchise stores, over which the Company has limited control.

TRADEMARKS AND SERVICE MARKS

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements, and the Company has licensed the "Big Apple Bagels" mark to Big Apple Bagels, Inc., a corporation which was wholly owned by Paul C. Stolzer, a principal stockholder and a former director and president of the Company, who sold the license to a third party in 1999. Mr. Stolzer served as a consultant to the Company through February 1999. In February 1999 the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

The Company is aware of the use by other persons and entities in certain geographic areas of names and marks which are the same as or similar to the Company's marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities. Therefore, there is no assurance that the marks are available in all locations. It is the Company's policy to pursue registration of its marks whenever possible and to vigorously oppose any infringement of its marks.

GOVERNMENT REGULATION

The Company and its franchisees are required to comply with federal, state and local government regulations applicable to consumer food service businesses, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health, and business licensing. Each store is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Company-owned or franchise store, and failure to remain in compliance with applicable regulations could cause the temporary or permanent closing of an existing store. The Company believes that it is in material compliance with these provisions. Continued compliance with these federal, state and local laws and regulations is costly but essential, and failure to comply may have an adverse effect on the Company and its franchisees.

The Company's franchising operations are subject to regulation by the Federal Trade Commission (the "FTC") under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Uniform Franchise Offering Circular ("UFOC"), in connection with the sale and operation of its franchises. In addition, some states require a franchiser to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its UFOCs, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchiser-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 26, 2000, the Company employed 240 persons. Of these individuals, 211 work in the Company-owned stores and the majority are part-time employees. The remaining employees are responsible for oversight of franchising and Company-store operations. None of the Company's employees are subject to any collective bargaining agreements, and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,300 square feet, is located in Chicago, Illinois and is leased pursuant to a lease, expiring in June 2004. The Company believes that these facilities will be adequate to meet its needs for the remainder of the term of the lease. Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. (See Note 7 to the audited consolidated financial statements included herein.)

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at a special meeting of shareholders held on October 18, 2000. Each of the proposals passed.

1.  Proposal to merge BAB Holdings, Inc. with and into BAB (Delaware), Inc., a newly formed wholly-owned Delaware subsidiary corporation, for the purpose of becoming a Delaware corporation and approve and adopt the related Certificate of Merger.

For	1,603,387
Against	10,417
Abstain	396
Non-vote	0

2.  Proposal to merge Planet Zanett Corporate Incubator, Inc. with and into PZ Acquisition, Inc., a newly formed wholly-owned Delaware subsidiary of BAB Holdings, Inc. pursuant to the Amended and Restated Agreement and Plan of Merger dated August 24, 2000 and the issuance of 21,989,295 shares of BAB Holdings, Inc. Common Stock to Planet Zanett's shareholders in connection with the merger.

For	1,601,182
Against	12,622
Abstain	396
Non-vote	0

3.  Proposal to declare a dividend (spin-off) consisting of all of the common stock of the Company to the holders of Holdings common stock .

For	1,602,880
Against	10,982
Abstain	338
Non-vote	0

The mergers as detailed in proposals 1 and 2 were effected on November 1, 2000 and the spin off as detailed in proposal 3 was completed on November 13, 2000.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq SmallCap Market for the two years ended November 26, 2000.  Until August 1, 2000, the Company's Common Stock was traded under the symbol "BAGL".  From August 2, 2000 until November 12, 2000, the Company's Common Stock was traded under the symbol "INCU."   As of November 13, 2001, the Company's Common Stock began trading on the NASD OTC-Bulletin Board under the symbol "BABB".

BAB Holdings, Inc.
YEAR ENDED NOVEMBER 28, 1999	LOW	HIGH
First quarter	3.56	9.75
Second quarter	3.94	7.13
Third quarter	3.00	6.75
Fourth quarter	1.31	3.75
YEAR ENDED NOVEMBER 26, 2000
First quarter	.94	3.00
Second quarter	.75	3.00
Third quarter	2.25	4.06
Fourth quarter	3.00	4.88
BAB, Inc.
YEAR ENDED NOVEMBER 26, 2000
Fourth quarter	.25	.25

  All share prices reflect the 1:6 reverse split of the Common Stock effected on December 10, 1999.

The prices for BAB Holdings, Inc. reflect share activity prior to the merger of the Company and PZ on November 1, 2000. The prices for BAB, Inc. reflect share activity subsequent to the spin-off of the Company from PZ on November 13, 2000.

As of February 21, 2001, the Company's Common Stock was held of record by 208 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 21, 2001 is 2,100 based upon information provided by a proxy services firm.

DIVIDEND POLICY

The Company has never declared or paid any cash dividends on its Common Stock, and the Board of Directors currently intends to retain all earnings, if any, for use in the Company's business for the foreseeable future. Any future determination as to declaration and payment of dividends will be made at the discretion of the Board of Directors, subject to the existence of any covenants restricting the payment of dividends.

RECENT SALES OF UNREGISTERED SECURITIES

On March 27, 1997, the Company authorized and issued a series of convertible Preferred Stock which has liquidation and dividend rights senior to that of Common Stock. Such securities were offered and sold without registration under the Securities Act of 1933 (the "Act") in reliance upon Sections 4 (2) and 4(6) of the Act. See Note 9 to the audited consolidated financial statements included herein and Exhibit 4.4 to the report on Form 10-QSB filed for the quarter ended February 28, 1997 for further information. As of October 1999, all of the Preferred Stock issued plus accumulated dividends was converted into Common Stock.

On February 1, 1999 the Company issued warrants for purchase of an aggregate of 83,333 shares of the Company's Common Stock in connection with the acquisition of certain assets of Jacobs Bros. These warrants are exercisable at an exercise price of $7.50 per share as to 45,833 shares and $9.00 per share as to 37,500 shares commencing February 1, 2000 and ending on January 31, 2006. The warrants are exercisable for PZ stock.  The warrants were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.

On February 26, 1999 the Company issued a total of 26,666 shares of Common Stock in connection with services rendered in the Jacobs Bros. acquisition, including 10,833 shares which may be deemed to be beneficially owned by David Epstein, a member of the Board of Directors of the Company. Such securities were offered and sold without registration under the Act in reliance upon Section 4(2) of the Act.

On October 21, 1999 the remaining 60,000 shares of the Company's Series A convertible preferred stock plus accumulated dividends were converted in accordance with the terms of the preferred stock to an aggregate of 818,491 shares of common stock by the holder of the preferred stock, Holdings Investments, LLC an Illinois limited liability company (the "LLC"). (See Schedule 13D filed on behalf of the LLC on October 29, 1999.) No cash or other consideration was required or paid in connection with the conversion. The Common Stock was issued to one investor (the LLC) in a non-public offering in reliance on Section 4(2) of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein has been derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-KSB. The data should be read in conjunction with the consolidated financial statements and notes thereto. Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements and disclosures contained herein and throughout this Annual Report regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In such cases, we may use words such as "believe", "intend", "expect", "anticipate" and the like.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

Since its inception in November 1992, the Company has grown to 14 Company-owned stores and 228 franchised and licensed units at the end of fiscal 2000. Units in operation at the end of fiscal 1999 included 23 Company owned stores and 237 franchised and licensed units. System-wide revenues in fiscal 2000 reached $75 million compared to $78 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS), and by directly entering into licensing agreements (Choice Picks Food Courts and Mrs. Fields). The increase in overall revenues has reduced the dependence on the initial franchise fees as a source of income.

During the fourth quarter of fiscal 1999, management identified thirteen under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000. Approximately $1,236,000 represented a non cash write-down of property and equipment, $113,000 was related to the write down of intangible assets and the remainder represented a reserve for severance and other costs. One store was closed and one store was sold during fiscal 1999 while seven stores were sold during fiscal 2000. The remaining stores are expected to be disposed of in fiscal 2001. In addition the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores during 1999.

Despite the increase in both franchise and licensed operations and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At November 26, 2000, the Company had 29 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 33 at the end of 1999.  Efficiencies have resulted in selling, general and administrative expenses, net of the provision for doubtful accounts, depreciation and amortization, decreasing to 28.7% of revenue in 2000 compared to 31.4% in 1999. On a fully loaded basis, selling, general and administrative expenses, as a percentage of revenue was 38.5% in fiscal 2000 compared to 46.7% in 1999. Management expects that these costs, as a percentage of revenue, will continue to decline as additional franchise and non-traditional sources of revenue are added. It is anticipated that the Company will not require additional office facilities in fiscal 2001.

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

Total revenues from all sources decreased 9% to $13,568,000 in 2000 from $14,941,000 in the prior year. Net sales by company-owned stores decreased by 15.4% to $8,721,000 in large part due to the sale of  nine stores in fiscal 2000 which reduced revenue by $1,800,000 offset by increased wholesale business of $200,000. Royalty fees from franchise stores decreased slightly to $3,055,000 in fiscal 2000 from $3,086,000 in fiscal 1999 principally due to a reduction in the total number of franchised units open. Franchise and area development fee revenue was $462,000 versus a year ago performance of $494,000 attributable to the number of domestic store openings and the number of international agreements signed in 2000 versus 1999. Finally, licensing fees and other income was $1,330,000 versus $1,050,000 in 1999 primarily because of the increase in non-traditional revenues and the proceeds from the disposal of stores.

Food, beverage and paper costs incurred at the Company-owned stores increased as a percentage of revenue from 30.5% in 1999 to 31.6% in 2000 an increase of just over 1 percentage point. Store payroll and other costs increased to 65.6% of sales from 64.0%. The increase is largely the result of the performance of stores that have been sold or are designated for sale. Existing stores that are not scheduled to be sold incurred food beverage and paper costs as a percentage of revenue of 28.0% and store payroll and other costs as a percentage of revenue of 62.0% in 2000. In addition, the 1999 results included a $1,600,000 non cash special charge taken in the fourth quarter of 1999. The $1,600,000 charge included a reserve to write down property and equipment and associated goodwill to fair market value, a reserve to accrue for future lease obligations, plus the costs associated with closing the stores. (See Note 4 to the audited consolidated financial statements included herein.)

Selling, general & administrative costs fell as a percentage of revenue to 38.5% from 46.7% On an absolute basis, selling, general & administrative expenses were $5,218,000 in 2000 versus $6,978,000 in 1999. The greatest reductions occurred in the provision for uncollectible accounts, an improvement of $636,000, payroll, an improvement of $559,000 and depreciation and amortization, an improvement of $326,000. This was offset slightly by an increase in professional service fees of $73,000 because of merger-related charges.

Loss from operations was $126,000 in fiscal 2000 versus a loss of   $3,388,000 in fiscal 1999.   In 1999, the Company took a special charge for $1,600,000 to restructure its business and also wrote off a number of uncollectible royalties from closed stores.   (See Note 4.)  Financial results also improved because of the sale of underperforming Company stores and the reduction in selling, general and administrative expenses of $1,800,000..  Interest expense was $330,000 during 2000 versus $292,000 in 1999 primarily because of a full year of interest payments associated with the borrowings relating to the Jacobs Bros. Acquisition and the higher interest rate on the Company's line of credit offset by the reduction in the amount outstanding under the line of credit.

Net loss totaled $308,000 during the current fiscal year as compared to a loss of $3,588,000 in the prior year. There were no preferred dividends accumulated in 2000 while during 1999 preferred dividends totaled $124,000.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities totaled $168,000 during fiscal 2000. Cash used in  operating activities principally represents net loss, adjusted for the depreciation and amortization of $922,000, the gain on sale of property and equipment of ($180,000), plus the provision for uncollectible accounts of $408,000 offset by increases in trade accounts receivable ($213,000) and reductions in accounts payable, unexpended National Marketing Fund contributions and other accrued liabilities of ($505,000) and deferred revenue ($293,000). In 1999, the net cash used in operating activities included net loss of ($3,465,000) plus depreciation and amortization of $1,248,000, the special charge of $1,600,000 and provision for uncollectible accounts of $1,044,000 offset by an increase in trade accounts receivable of ($569,000) and contribution for the National Marketing Fund of ($125,000) and a decrease in accounts payable and accrued liabilities of ($150,000).

Cash provided by investing activities in 2000 was $911,000. The two primary sources of cash were the proceeds from the sale of property and equipment and assets held for resale of $696,000 and collections of notes receivable of $292,000, offset by the purchase of property and equipment of ($77,000). Cash used for investing activities during 1999 totaled $218,000, and was used primarily for the purchase of property, equipment and trademarks offset by loan repayments and sales of property and equipment.

Financing activities used ($426,000) during fiscal 2000 and consisted primarily of repayments on the line of credit of ($257,000) and notes payable of ($168,000).   Financing activities used ($358,000) during fiscal 1999 primarily relating to the repayment of its line of credit of ($220,000).

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

BAB, Inc.

Years Ended November 26, 2000 and November 28, 1999

C o n t e n t s

Independent Auditor's Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor's Report

Stockholders and Board of Directors BAB, Inc. Chicago, Illinois

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 26, 2000 and November 28, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. as of November 26, 2000 and November 28, 1999, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

January 26, 2001
Chicago, Illinois
Blackman Kallick Bartelstein, LLP

BAB, Inc.
Consolidated Balance Sheets
November 26, 2000 and November 28, 1999
	2000	1999
ASSETS
Current Assets
Cash and cash equivalents, including restricted cash of $56,889 in 2000 and $21,946 in 1999	348,256	30,818
Receivables
Trade accounts receivable (Net of allowance for Doubtful accounts of $713,972 in 2000 and $770,764 in 1999)	1,000,482	1,106,010
National Marketing Fund contributions receivable from franchisees and stores	276,496	415,317
Notes receivable (Net of allowance for doubtful accounts of $258,066 in 2000 and $482,744 in 1999)	168,301	394,836
Inventories	238,468	293,838
Assets held for sale	537,031	916,754
Prepaid expenses and other current assets	325,891	276,717
Deferred income taxes	488,366	530,005
Total Current Assets	3,223,291	3,964,295

Property and Equipment
Leasehold improvements	1,360,478	1,528,140
Furniture and fixtures	459,926	535,138
Equipment	1,619,624	1,899,269
Less: Accumulated Depreciation	(1,767,891)	(1,382,406)
Total Property and Equipment, Net	1,672,137	2,580,141
Notes Receivable	681,641	517,186
Intangibles
Patents, trademarks and copyrights (Net of accumulated amortization of $218,852 in 1999 and $155,143 in 1999)	917,079	977,788
Goodwill (Net of accumulated amortization of $276,496 in 2000 and $232,885 in 1999)	2,441,797	2,510,379
Franchise contract rights (Net of accumulated amortization of $371,284 in 2000 and $267,670 in 1999)	1,712,681	1,816,295
Other (Net of accumulated amortization of $426,680 in 2000 and $303,117 in 1999)	382,478	488,494
Total Intangibles, Net	5,451,035	5,792,956
	11,188,104	12,854,578
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	789,935	939,787
Accrued liabilities	789,157	875,563
Liability for store conversions	58,731	168,719
Accrued professional and other services	120,902	229,154
Unexpended National Marketing Fund contributions	401,056	544,625
Long-term debt due within one year	177,057	1,818,087
Deferred franchise fee revenue	107,000	267,500
Total Current Liabilities	2,443,838	4,843,435
Noncurrent Liabilities
Deferred revenue	177,023	309,789
Deferred income taxes	308,366	350,005
Long-term debt (Net of portion included in current liabilities)	2,471,202	1,255,862
Total Noncurrent Liabilities	2,956,591	1,915,656
Total Liabilities	5,400,429	6,759,091

Stockholders' Equity
Common stock - $.001 par value; 15,000,000 shares authorized; 2,287,739 shares issued; and 2,237,623 outstanding	13,507,669	-
Common stock - No par value; 3,333,333 shares authorized; 2,287,656 shares issued; and 2,237,540 shares outstanding	-	13,507,669
Preferred stock - $.001 par value; 5,000,000 authorized; 0 shares issued and outstanding on November 28, 2000	-	-
Preferred stock - $0.01 par value; 3,880,000 shares authorized; 0 shares issued and outstanding on November 28, 1999	-	-
Additional paid-in capital	1,187,800	1,187,696
Accumulated deficit	(8,863,831)	(8,555,915)
Treasury stock at cost, 50,116 shares and 50,116 shares, respectively	(43,963)	(43,963)
Total Stockholders' Equity	5,787,675	6,095,487
	11,188,104	12,854,578

BAB, Inc.
Consolidated Statements of Operations
November 26, 2000 and November 28, 1999
Revenues	2000	1999
Net sales by Company-owned stores	8,721,494	10,310,869
Royalty fees from franchised stores	3,054,897	3,085,949
Franchise and area development fees	461,978	493,869
Licensing fees and other income	1,329,743	1,050,214
Total Revenues	13,568,112	14,940,901
Operating Costs and Expenses
Food, beverage and paper costs	2,754,996	3,148,698
Store payroll and other operating expenses	5,720,549	6,601,415
Special charge		1,600,406
Selling, general and administrative expenses
Payroll-related expenses	1,925,411	2,484,045
Occupancy	431,423	337,063
Advertising and promotion	246,169	435,719
Professional service fees	434,353	361,655
Franchise-related expenses	63,556	152,736
Depreciation and amortization	922,235	1,247,868
Provision for uncollectible accounts	407,617	1,043,993
Other	787,577	915,035
Total Selling, General and Administrative Expenses	5,218,341	6,978,114
Total Operating Costs and Expenses	13,693,886	18,328,633
Loss from Operations	(125,774)	(3,387,732)
Interest Expense	(329,931)	(292,457)
Other Income	147,789	215,620
Loss before Taxes	(307,916)	(3,464,569)
Provision (Benefit) for Income Taxes	-	-
Net Loss	(307,916)	(3,464,569)
Preferred Stock Dividends Accumulated	-	(123,780)
Net Loss Attributable to Common Stockholders	(307,916)	(3,588,349)
Net Loss per Share - Basic and Diluted	($0.14)	($2.32)

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended November 26, 2000 and November 28, 1999

	Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 30, 1998	1,442,499	11,430,452	60,000	1,548,731	(48,883)	(36,067)	1,252,402	(4,967,566)	9,227,952
Issued Warrants in Connection with Acquisition	-	-	-	-	-	-	200,000	-	200,000
Purchase of Treasury Stock	-	-	-	-	(1,233)	(7,896)	-	-	(7,896)
Preferred Dividends Accumulated	-	-	-	123,780	-	-	-	(123,780)	-
Issue of Stock in Connection with Acquisition	26,666	140,000	-	-	-	-	-	-	140,000
Conversion of Preferred to Common Stock	818,491	1,937,217	(60,000)	(1,672,511)	-	-	(264,706)	-	-
Net Loss	-	-	-	-	-	-	-	(3,464,569)	(3,464,569)
Balance as of November 28, 1999	2,287,656	13,507,669	-	-	(50,116)	(43,963)	1,187,696	(8,555,915)	6,095,487
Exercise of Stock Options	83						104		104
Net Loss	-	-	-	-	-	-	-	(307,916)	(307,916)
Balance as of Nov. 26, 2000	2,287,739	$13,507,669	-	-	(50,116)	(43,963)	1,187,800	(8,863,831)	5,787,675

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Cash Flows
Years Ended November 26, 2000 and November 28, 1999

	Years Ended
	November 26, 2000	November 28, 1999
Cash Flows from Operating Activities
Net loss	$ (307,916)	$ (3,464,569)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	922,235	1,247,868
Provision for store conversions	-	1,600,406
Provision for uncollectible accounts	407,617	1,043,993
Gain on sale of property and equipment	(180,000)	-
(Increase) decrease in
Trade accounts receivable	(212,565)	(569,380)
National Marketing Fund contributions receivable	138,821	(124,558)
Inventories	55,370	4,663
Deferred franchise costs	-	18,227
Notes receivable	(90,054)	23,044
Prepaid expenses and other assets	(10,017)	(93,465)
Increase (decrease) in
Accounts payable	(149,852)	(94,499)
Accrued professional and other services	(18,406)	(18,238)
Liability for closed store expenses	(108,252)	(36,344)
Accrued liabilities	(109,988)	36,476
Unexpended National Marketing Fund contributions	(143,569)	85,758
Jacobs Bros. noncompete agreement	(68,000)	(90,000)
Deferred franchise fee revenue	(293,266)	(99,207)
Other
Total Adjustments	140,074	2,934,744
Net Cash Used in Operating Activities	(167,842)	(529,825)
Cash Flows from Investing Activities
Purchases of property and equipment	(76,730)	(148,498)
Proceeds from sale of property and equipment and assets held for sale	695,978	101,140
Purchase of trademarks	-	(21,892)
Repayments on notes receivable	291,618	247,059
Other	-	40,445
Net Cash Provided by Investing Activities	910,866	218,254
Cash Flows used in Financing Activities
Repayments on line of credit	(257,493)	(219,972)
Debt repayments	(168,197)	(110,777)
Other	104	(27,024)
Net Cash Used in Financing Activities	(425,586)	(357,773)

Net Increase (Decrease) in Cash and Cash Equivalents	317,438	(669,344)
Cash and Cash Equivalents, Beginning of Year	30,818	700,162
Cash and Cash Equivalents, End of Year	$ 348,256	$30,818

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Notes to Consolidated Financial Statements

Note 1 - Basis Of Presentation

BAB, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 12, 2000. After an affirmative vote of the shareholders of BAB Holdings, Inc., (Holdings), Holdings was merged into the Company on November 1, 2000.  The combined companies then merged with Planet Zanett, Inc. (PZ) on November 1, 2000.  On November 13, 2000, the Company was spun off from PZ to the former shareholders of Holdings.

For presentation purposes, the financial statements are reported as if the Company was the controlling entity during the period covered in this report. The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores. Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), which was created to operate the first Company-owned "Big Apple Bagels" store which, until December 1995, also operated as the franchise training facility. Investments also owned a 50% interest in a joint venture, which operated a franchise satellite store. During fiscal 1997, the stores operated by Investments and by the joint venture were sold and are currently operating as franchised stores. As of November 1998, Investments was dissolved and merged into the parent company, Systems. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997. MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. See Note 12. The company continues to operate three stores with the Jacobs Bros. name.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Cash Equivalents

The Company classifies as cash equivalents all highly liquid investments, primarily composed of money market mutual funds, certificates of deposit and government agency notes, which are convertible to a known amount of cash and carry an insignificant risk of change in value.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Change in Fiscal Year-End

The Company operates on a 52-53 week period ending on the last Sunday of its fiscal year. The  fiscal years ended on November 26 and November 28 for 2000 and 1999, respectively, each contained 52 weeks.

Depreciation and Amortization

Leasehold improvements and equipment are stated at cost, less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for the purposes of depreciation are: leasehold improvements - ten years or term of lease if less; machinery, equipment and fixtures - five to seven years.

The Company's intangible assets consist primarily of patents, trademarks, copyrights, franchise contract rights, and goodwill. . Patents, trademarks and copyrights are being amortized over 17 years. Franchise contract rights are amortized over varying periods from 8.5 to 20 years. Goodwill recorded as a result of acquisitions is being amortized over 40 years. Other intangibles including noncompete agreements are being amortized over the terms of the agreements, which is 5-6 years. Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 26, 2000 and November 28, 1999 was $352,706 and $344,306, respectively.

Stock Options

As part of the merger between Holdings and PZ, all existing stock options and warrants issued by Holdings remained with PZ after the spin off of the Company. Accordingly, there are no outstanding stock options as of November 26, 2000. Prior to the merger and spin off, no compensation expense was recognized for stock options because the exercise price of the option was at least equal to the market price of the underlying stock on the grant date. Stock options granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such options on the date of the acquisition.

Stock Warrants

Stock warrants granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such stock warrants on the date of the acquisition.

Revenue Recognition

Royalty fees from franchised stores represent a fee of 5% of net retail sales of franchised units. Royalty revenues are recognized on the accrual basis.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized. These costs include site approval, construction approval, commissions, blueprints, purchase of cash registers, and training costs.

Area development agreement revenue is recognized on a pro rata basis as each store covered by the agreement opens. At the termination of an agreement, any remaining deferred franchise and area development agreement revenue is recognized as such amounts are not refundable.

In addition to Company-operated and franchised stores, the Company acts as licensor of "Big Apple Bagels" units owned and operated primarily by Host Marriott Services (Host Marriott). Included below in "licensed units" are those units located primarily in airport and travel plazas. In fiscal 2000 and 1999, the Company opened additional units pursuant to other licensing arrangements. The Company derives a licensing fee from certain sales at these units as well as a sales commission from the sale of par-baked bagels to these units by a third-party commercial bakery.

Stores which have been opened, and unopened stores for which an agreement has been executed at November 26, 2000 and November 28, 1999 or area development fees collected are as follows (see Note 4):

	November 26, 2000	November 28, 1999
Stores Opened
Company-owned	14	23
Franchisee-owned	170	177
Licensed	58	60
	242	260

Unopened stores
Franchise agreement	3	10
Area development agreement	3	8
	6	18

	248	278

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $52,612 and $193,364 in 2000 and 1999, respectively. Included in advertising expense was $34,949 and $55,019 in 2000 and 1999, respectively, related to the Company's franchise operations.

Fair Value of Financial Instruments

The Company evaluates its various financial instruments based on current market interest, rates relative to stated interest rates, length to maturity, and the existence of a readily determinable market price. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet as of November 26, 2000 and November 28, 1999, approximates their carrying value.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net income (loss). There were no differences between the Company's net (loss) income and comprehensive (loss) income.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The Company does not expect that adoption of SFAS No. 133 will have a material impact on its consolidated financial position or results of operation, as the Company does not currently hold any derivative financial instruments.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" subsequently updated by SAB 101A and SAB 101B ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. We are required to adopt SAB 101 no later than the fourth quarter of fiscal 2001. We believe our revenue recognition practices are in compliance with SAB 101.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain 1999 amounts have been reclassified to reflect the 2000 presentation.

Note 3 - Restricted Cash

Systems and MFM have established the National Marketing Fund (Fund). Certain franchisees and Company-owned stores are required to contribute to the Fund based on their net sales and in turn are reimbursed for a portion of media advertising placed in their local markets up to a maximum equal to the amount they contributed. As of November 26, 2000 and November 28, 1999, the Fund's cash balance was $56,889 and $21,946, respectively.

Note 4 - Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $502,874 and $1,323,736 and were recorded as current assets as of November 26, 2000 and November 28, 1999, respectively. The remaining assets held for sale on November 26, 2000 represented seven stores and some equipment. The assets held for sale on November 28, 1999 represented 14 stores and some equipment.

The actual and planned conversions resulted in a pre-tax loss of $1,600,406 during the fourth quarter of 1999. As of November 26, 2000, $58,731 of the charge, primarily for lease termination costs, remains as a liability for store conversions. A summary of the special charge is presented below:

Loss associated with actual and expected conversion of stores to franchises	$1,236,568
Severance, lease termination and other costs	250,713
Write-off of Canadian franchise rights	113,125

In addition, the Company reserved or wrote off approximately $1,044,000 of accounts and notes receivable during 2000. This additional reserve primarily resulted from store closings of franchisees.

Note 5 - Income Taxes

The reconciliation of the income tax (benefit) provision is as follows:

	Years Ended
	November 26, 2000	November 28, 1999
Income tax (benefit) provision computed at federal statutory rate	$ (104,691)	$(1,177,953)
State income taxes (benefit) provision, net of federal tax benefit	(14,164)	(166,922)
Other adjustments	1,535	57,043
Change in valuation allowance	117,320	1,287,832

Benefit for Income Taxes	$ -	$ -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Deferred tax assets (liabilities) are as follows:

	Years Ended
	November 26, 2000	November 28, 1999
Franchise fee revenue	41,535	100,926
Franchise costs	52,147	61,620
National Marketing Fund net contributions	22,083	7,960
Allowance for uncollectible accounts	277,150	299,195
Notes receivable	100,176	187,392
Net operating loss carryforwards	2,842,407	2,461,151
Other	72,791	214,364
Valuation allowance	(2,919,923)	(2,802,603)

Total Deferred Tax Assets	488,366	530,005

Depreciation	(308,366)	(350,005)

Total Deferred Tax Liabilities	(308,366)	(350,005)

	$ 180,000	$ 180,000

As of November 26, 2000, the Company has cumulative net operating loss carryforwards expiring between 2011 and 2020 for U.S. federal income tax purposes of approximately $7,300,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,919,923 of the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Note 6 - Long-Term Obligations

Long-term debt consisted of the following:

	2000	1999
Secured line of credit payable to PZ, due November 3, 2002, at an interest rate of prime plus 1%	$ 1,400,000	$ -
Secured line of credit payable to bank at an interest rate of prime plus 1%	-	1,657,493
Capital lease obligations, various rates	-	7,232
Secured note payable, principal payments due monthly at an interest rate of 11.3%	1,091,832	1,239,224
Other	156,427	170,000
	2,648,259	3,073,949
Less: current portion	(177,057)	(1,818,087)
Long-term debt, net of current portion	$ 2,471,202	$ 1,255,862

After the Spin Off, the Company entered into a new credit facility with an affiliate of PZ. This new credit line is secured by substantially all of the assets of the Company, excluding those acquired through the Jacobs Bros. Acquisition. The interest rate on this new line of credit is prime plus 1%. Interest payments are due quarterly and the note is due and payable on November 3, 2002. As of November 26, 2000, the Company had borrowed $1,400,000 on the Line.

As of November 26, 2000, annual maturities on long-term obligations are due as follows:

Year Ending November 30:
2001	$ 177,057
2002	1,597,938
2003	221,284
2004	247,387
2005	276,572
Thereafter	128,021

$ 2,648,259

In June 1999, the Company obtained an amortizing loan in the amount of $170,000 from a finance company. Proceeds were used to purchase two stores from a franchisee in Wisconsin.

In February 1999, the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company. Loan proceeds of $950,000 were used to purchase certain assets of Jacobs Bros. Approximately $280,000 was used to purchase equipment and fund remodeling required on the units acquired in the purchase. An additional $120,000 was used to purchase the assets of a former franchisee.

In February 1997, Systems entered into an agreement with a finance company to provide financing to qualifying franchisees for the purpose of adding second or subsequent units. The program is administered by the finance company; however, Systems has the final right of approval over individual applicants. Systems has provided a guarantee of borrowings up to a maximum of 10% of the total amount financed in each 12-month period under the program. As of November 26, 2000, $420,000 has been advanced to franchises under this program.

Interest paid for the years ended November 26, 2000 and 1999 was $329,931 and $292,457, respectively.

Note 7 - Lease Commitments

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 26, 2000 and November 28, 1999 was $1,072,670 and $1,277,463, less sublease income of $252,722 and $259,577, respectively. As of November 26, 2000, future minimum annual rental commitments under leases, net of sublease income of $110,100 in 2001, $113,403 in 2002, $116,805 in 2003, $120,309 in 2004 and $123,919 in 2005 are as follows:

Year Ending November 30:
2001	$ 712,949
2002	631,170
2003	635,441
2004	458,897
2005	216,926
Thereafter	98,456

$2,753,839

Note 8 - Noncash Transactions

In November 2000, the Company entered into a credit facility in the amount of $1,400,000 with an affiliate of PZ. The amount outstanding with CIB Bank was funded by PZ.

The Company refranchised five stores during fiscal 2000. The Company received notes in the amount of $284,000 and $62,000 in cash.

In February 1999, the Company acquired certain assets of Jacobs Bros. See Note 12. The company financed this acquisition with a lender in the amount of $950,000. Also the company issued common stock in the amount of $140,000 and warrants valued at $200,000 in connection with this acquisition. The company also accrued $210,000 for the noncompete agreement.

In March 1999, the company acquired assets and assumed liabilities from a franchisee in the amount of $119,500.

In October 1999, the Company acquired two stores from a franchisee for forgiveness of outstanding royalty fees and national marketing fund receivables in the amount of $171,371. The company also assumed liabilities in the amount of $170,000.

The company acquired assets and assumed liabilities from a franchisee in the amount of $119,500.

Note 9 - Stockholders' Equity

During fiscal 1999, holders elected to convert 60,000 shares of Preferred Stock plus dividends accrued thereon into 818,491 shares of common stock.

Preferred dividends of $ 0 and $123,780 accumulated during fiscal years 2000 and 1999, respectively.

On December 10, 1999, subsequent to a favorable vote by stockholders, the Company effected a 1:6 reverse split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the reverse split.

Note 10 - Earnings Per Share

The computation of basic and diluted loss per share is as follows:

	Years Ended
	November 26, 2000	November 28, 1999
Numerator:
Net loss	(307,916)	(3,464,569)
Preferred stock dividend accumulated	-	(123,780)
Numerator for basic loss per share - loss attributable to common stockholders	(307,916)	(3,588,349)

Effect of dilutive securities:
Preferred stock dividend accumulated	-	123,780
Numerator for diluted loss per share -loss attributable to common stockholders	(307,916)	(3,464,569)

Denominator:
Denominator for basic loss per share - weighted average shares	2,237,567	1,496,323

Basic and diluted loss per share	(0.14)	(2.32)

The exercise of options and warrants outstanding during the year ended November 28, 1999 is not assumed as the result is antidilutive to the reported loss per share.

Note 11 - Stock Options Plans

In November 2000, Holdings merged with PZ. Subsequent to the merger, the Company was spun off. The existing stock options and warrants of Holdings remained with PZ. Accordingly, there are no options issued and outstanding by the Company.

Activity under the Incentive Plan and Directors Plan during the two years ended November 26, 2000, is as follows:

	Number of Shares	Weighted-Average Option Price Per Share
Outstanding as of November 30, 1998	70,576	28.46
Granted	18,914	5.80
Exercised	-	-
Canceled	(8,424)	24.26
Outstanding as of November 30, 1999	81,066	23.61
Transferred to PZ (merged company)	(77,648)	$23.34
Canceled	(3,418)	29.34
Outstanding as of November 26, 2000	-

Note 12 - Business Combinations

During 2000, the Company was spun off from PZ as indicated in Note 1.

During 2000 and 1999, the Company acquired and sold several stores. Stores purchased are operated as Company-owned units for a period of time prior to the ultimate resale as a franchised unit.

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 83,333 shares of the Company's common stock. The warrants provide for the purchase of 45,833 shares and 37,500 shares of common stock at an exercise price of $7.50 and $9.00 per share, respectively. The warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants were exercised as of February 3, 2000. Further, the Company entered into noncompetition agreements with two principals of Jacobs Bros. totaling $210,000 to be paid over varying periods. Finally, the Company issued 26,666 shares of the Company's common stock to the investment banker for services in connection with the acquisition, valued at $140,000.

Note 13 - Segment Information

In the fourth quarter of 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement supercedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise," replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. This statement requires disclosure of certain information by reportable segment, geographic area and major customer. As a result, the Company will separately report information on the following two operating segments: company store operations and franchise operations. In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

	Net Revenues		Operating (Loss) Income
	Years Ended
	2000	1999	2000	1999
Company Store Operations	9,961,059	11,361,084	(578,527)	(2,575,752)
Franchise Operations	3,607,053	3,579,817	1,159,302	(261,481)
Total Ongoing Business	13,568,112	14,940,901	580,775	(2,837,233)
Corporate Expenses			(706,549)	(550,499)
Interest Expense, Net of Interest Income			(329,931)	(292,457)
Other Income			147,789	215,620
Loss before Income Taxes			(307,916)	(3,464,569)
Benefit for Income Taxes			-	-
Net Loss			(307,916)	(3,464,569)

Operating Segment Data
	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Year ended November 26,2000
Company Store Operations	$ 6,874,464	$ 76,730	$ 764,114
Franchise Operations	3,151,127	-	158,121
	$ 10,025,591	$ 76,730	$ 922,235

Year ended November 28,1999
Company Store Operations	$8,564,951	$ 122,148	$ 982,742
Franchise Operations	3,452,087	26,350	265,126
	$ 12,017,038	$ 148,498	$ 1,247,868

Reconciliation to Total Assets As Reported
	November 26, 2000	November 28, 1999
Assets
Total reportable segments - Identifiable assets	$ 10,025,591	$12,017,038

Unallocated amounts
Cash	348,256	30,818
Prepaid expenses and other current assets	325,891	276,717
Other	488,366	530,005
Total Consolidated Assets	11,188,104	12,854,578

There were no sales to any individual customer during any of the years in the two-year period ended November 26, 2000 that represented 10% or more of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 31, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 31, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. -

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 31, 2001.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Incorporated by reference to the Company's definitive proxy materials to be filed with the Commission on or before March 31, 2001.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

None.

EXHIBITS

The following exhibits are filed herewith.

[ii] 3.1	Certificate of Incorporation of the Company
[ii] 3.2	Bylaws of the Company
4.1	Form of Stock Certificate evidencing Common Stock. $.001 par value
[i] 10.1	Form of Franchise Agreement
[i] 10.2	Form of Franchise Agreement-Satellite
[i] 10.3	Form of Franchise Agreement-Wholesale
[i] 10.4	Form of Area Development Agreement
11.1	Calculation of Earnings Per Share
21.1	List of Subsidiaries of the Company
23.1	Consent of Blackman Kallick Bartlestein LLP, independent auditors

___________________________________________

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

INDEX TO EXHIBITS

INDEX NUMBER	DESCRIPTION
4.1	Form of Certificate evidencing Common Stock. $.001 par value
21.1	List of Subsidiaries of the Company
23.1	Consent of Blackman Kallick Bartelstein, LLP, independent auditors

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 26, 2001
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Dated: February 26, 2001
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2001
/s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2001
/s/ Mark E. Majewski
Mark E. Majewski, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 26, 2001
/s/ David L. Epstein
David L. Epstein, Director

Dated: February 26, 2001
/s/ Robert B. Nagel
Robert B. Nagel, Director
Exhibit 4.1	Form of Certificate evidencing Common Stock. $.001 par value

Number - B	BAB, INC.	Shares -
Common Stock - $.001 par value	Incorporated under the laws of the State of Delaware
Cusip 055183 10 7
This Certifies That
Is the Owner of
Fully paid and non-assessable shares of the common stock of
BAB, Inc.
transferrable on the books of the Corporation or by the holder hereof in person or by duly authorized attorney, upon surrender of this Certificate properly endorsed.  This Certificate is not valid until countersigned and registered by the Transfer Agent and Registrar.
WITNESS the facsimile seal of the Corporation and the facsimile signatures of its duly authorized officers.
Dated:
/s/ Michael K. Murtaugh Vice President/ General Counsel		/s/ Michael W. Evans President/Chief Executive Officer

Exhibit 21.1	SUBSIDIARIES OF BAB, INC.

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation

Exhibit 23.1

We consent to the incorporation by reference in the Registration Statements on Form S-3 (Commission File Nos. 333-42253 and 333-51337) and in the related Prospectuses of our report dated January 26, 2001, with respect to the consolidated financial statements of BAB, Inc. as of and for the year ended November 26, 2000 included in this Annual Report (Form 10-KSB) for the year ended November 26, 2000.

February 26, 2001
CHICAGO, ILLINOIS

/s/ Blackman Kallick Bartelstein, LLP

EX-27.1	FINANCIAL DATA SCHEDULE

THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB HOLDINGS, INC. FOR THE TWELVE MONTH PERIOD ENDED NOVEMBER 26, 2000 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE	12-MOS
FISCAL-YEAR-END	NOV-26-2000
PERIOD-END	NOV-26-2000
CASH	348,256
SECURITIES	0
RECEIVABLES	1,714,454
ALLOWANCES	(713,972)
INVENTORY	238,468
CURRENT-ASSETS	3,223,291
PP&E	3,424,930
DEPRECIATION	(1,767,891)
TOTAL-ASSETS	11,188,104
CURRENT-LIABILITIES	2,443,838
BONDS	2,648,259
COMMON	13,507,669
OTHER-SE	(7,719,994)
TOTAL-LIABILITY-AND-EQUITY	11,188,104
SALES	8,721,494
TOTAL-REVENUES	13,568,112
CGS	2,754,996
TOTAL-COSTS	13,693,886
INTEREST-EXPENSE	329,931
INCOME-PRETAX	(307,916)
NET-INCOME	(307,916)
EPS-PRIMARY AND DILUTED	(0.14)