Form 10QSB
period 2001-02-25
BAB INC
filed 2001-04-11
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 25, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

  8501 West Higgins Road, Suite 320, Chicago, Illinois 60631

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (773) 380-6100

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No __

As of April 10, 2001, BAB, Inc. had : 2,237,640 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

February 25, 2001

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 127,284	$ 324,247
Receivables
Accounts receivable, net of allowance for doubtful accounts of $714,161	836,093
National Marketing Fund contributions receivable from franchisees and stores	272,089
Notes receivable, net of allowance for doubtful accounts of $188,597	174,836
Inventory	203,047
Assets held for sale	377,031
Prepaid and other current	240,497
Deferred income taxes	488,366
--------------
Total current assets	2,916,206
--------------
Property and equipment, net of accumulated depreciation of $1,900,884	1,539,144
Notes receivable	593,514
Patents, trademarks and copyrights, net of accumulated amortization of $235,728	897,193
Goodwill, net of accumulated amortization of $318,612	2,424,652
Franchise contract rights, net of accumulated amortization of $397,187	1,686,778
Other, net of accumulated amortization of $457,570	351,588
Assets held for sale	160,000
----------------
Total Assets	$10,569,075
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 622,999
Accrued liabilities	832,530
Liability for store conversions	55,654
Accrued professional and other services	141,323
Unexpended National Marketing Fund contributions	402,039
Current portion of long-term debt	182,061
Deferred franchise fee revenue	157,000
--------------
Total current liabilities	2,393,606
--------------
Noncurrent liabilities
Deferred revenue	149,693
Deferred income taxes	308,366
Long-term debt, net of portion included in current liabilities	2,429,691
--------------
Total noncurrent liabilities	2,887,750
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,800
Treasury stock	(43,963)
Accumulated deficit	(9,363,787)
----------------
Total stockholders' equity	5,287,719
----------------
Total Liabilities and Stockholders' Equity	$ 10,569,075
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended
	February 25, 2001	February 27, 2000
REVENUES
Net sales by Company-owned stores	$ 1,722,654	$ 2,265,392
Royalty fees from franchised stores	636,830	752,096
Licensing fees and other income	229,528	245,737
Franchise and area development fees	55,282	239,400
	------------	------------
TOTAL REVENUES	2,644,294	3,502,626
	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	632,078	655,840
Store payroll and other operating expenses	1,234,705	1,560,043
Selling, general, and administrative expenses
Payroll-related	468,043	506,450
Occupancy	101,393	83,351
Advertising and promotion	50,176	52,817
Professional service fees	106,000	78,856
Franchise-related expenses	4,940	18,842
Depreciation and amortization	223,818	212,354
Travel	63,530	33,980
Provision for Uncollectible Accounts	28,024	51,078
Other	182,034	161,685
	------------	------------
Total Operating Costs and Expenses	3,094,741	3,415,295
	------------	------------
( Loss) Income before interest	$(450,447)	$87,330
Interest expense	(69,483)	(82,556)
Interest income	19,974	15,881

Provision for Income Taxes	-	-
	------------	------------
Net ( Loss) Income	$(499,956)	$ 20,655
Basic and diluted net ( Loss) Income per share	($ 0.22)	$ 0.01
	------------	------------
Average number of shares outstanding- basic and diluted	2,237,640	2,237,557
	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	February 25, 2001	February 27, 2000
Cash Flows from Operating Activities
Net (loss) income	$ (499,956)	$ 20,655
Adjustments to reconcile net (loss) income to net cash (used in) operating activities
Depreciation and amortization	223,818	212,355
Provision for uncollectible accounts	28,024	45,569
(Increase) decrease in
Trade accounts receivable	136,365	(104,944)
National Marketing Fund contributions receivable	4,407	(27,046)
Inventories	35,421	60,086
Deferred taxes	-	-
Notes receivable	-	(125,000)
Prepaid expenses and other assets	85,392	(28,574)
Increase (decrease) in
Accounts payable	(166,936)	(27,439)
Accrued professional and other services	20,421	(3,070)
Reserve for closed store expenses	(3,077)	(35,520)
Accrued liabilities	55,373	55,141
Unexpended National Marketing Fund franchisee contributions	983	41,456
Jacobs Bros. non-compete agreement	(12,000)	(27,000)
Deferred franchise fee revenue	50,000	(115,090)
Other	(27,330)	46,392
	----------	----------
Total Adjustments	430,861	(32,684)
	----------	----------
Net Cash Used in Operating Activities	(69,095)	(12,029)

Cash Flows from Investing Activities
Collection of notes receivable	81,592	131,327
Proceeds from sale of property and equipment	-	143,522
Proceeds from sale of assets held for sale	-	132,500
Other	-	(327)
	----------	----------
Net Cash Provided by Investing Activities	81,592	407,022

Cash Flows from Financing Activities
Debt repayments	(36,506)	(211,400)
	----------	-----------
Net Cash Used in Financing Activities	(36,506)	(211,400)
	----------	----------
Net (Decrease) Increase in Cash and Cash Equivalents	(24,009)	183,593

Cash and Cash Equivalents, Beginning of Year	348,256	30,818
	--------	--------
Cash and Cash Equivalents, End of Quarter	$ 324,247	$ 214,411
	=======	=======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

BAB, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 12, 2000. After an affirmative vote of the shareholders of BAB Holdings, Inc., (Holdings), Holdings was merged into the Company on November 1, 2000.  The combined companies then merged with Planet Zanett, Inc. (PZ) on November 1, 2000.  On November 13, 2000, the Company was spun off from PZ to the former shareholders of Holdings. ("Spin off")

For presentation purposes, the financial statements are reported as if the Company was the controlling entity during the period covered in this report. The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned  "Big Apple Bagels"   concept stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997. MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999.   The company continues to operate three stores with the Jacobs Bros. name.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. These adjustments were of a normal recurring nature and did not have a material impact on the financial statements presented.

2. Stores Open and Under Development

Stores which have been opened at February 25, 2001 are as follows:

Stores opened:
Company-owned	14
Franchisee-owned	167
Licensed	58
----
Total	239

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $537,031 and $1,191,236 and were recorded as current assets as of February 25, 2001 and February 27, 2000, respectively. The remaining assets held for sale on February 25, 2001 represented seven stores and some equipment. The assets held for sale on February 27, 2000 represented eleven stores and some equipment.

4. Preferred Stock - Series A Convertible Preferred Stock

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

5. Line of Credit Agreement

The Company had a secured $1.75 million line-of-credit facility  with a bank which expired December 31, 1999. Maximum borrowing was limited to 75% of accounts receivable under 90 days and 40% of original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity on December 31, 1999. In December 1999, the Company entered into a new bank credit facility for $1.5 million at an interest rate of prime + 4%.   After the Spin Off, the Company entered into a new credit facility with an affiliate of PZ. This new credit line is secured by substantially all of the assets of the Company, excluding those acquired through the Jacobs Bros. Acquisition. The interest rate on this new line of credit is prime plus 1%. Interest payments are due quarterly and the note is due and payable on November 3, 2002. As of February 25, 2001, the Company had borrowed $1,400,000 on the Line.

6. (Loss) Earnings  per Share

The following tables sets forth the computation of basic and diluted (loss) earnings per share:

	3 months ended
	February 25, 2001	February 27, 2000

Numerator
Net (loss) income	$(499,956)	$20,655
	-----------	--------------
Numerator for basic and diluted (loss) earnings per share -(loss) earnings attributable to common shareholders	$(499,956)	$20,655

Denominator
Weighted average outstanding shares - Basic	2,237,640	2,237,557

(Loss) Earnings per share	$(0.22)	$ 0.01

In November 2000, Holdings merged with PZ. Subsequent to the merger, the Company was spun off. The existing stock options and warrants of Holdings remained with PZ. Accordingly, there are no options issued and outstanding by the Company at February 25, 2001.

Options to purchase 81,310 shares of common stock at varying prices were outstanding at February 27, 2000 under the Company's 1995 Long-Term Incentive and Stock Option Plan (the Incentive Plan) and the 1995 Outside Directors Stock Option Plan (the Directors' Plan). Also outstanding during the period ended February 27, 2000 was a warrant sold in connection with the Company's initial public offering to the underwriter to purchase 42,498 shares of common stock at $19.20 per share. Additionally, in connection with various acquisitions, the Company issued options to purchase 83,333 shares of common stock issuable at varying exercise prices ranging from $7.50 per share to $9.00 per share. Further, a warrant issued to the placement agent of the Preferred Stock to purchase 2,219 shares of common stock at $19.74 per share was outstanding. The exercise of options and warrants outstanding during the quarter  ended  February 27, 2000  and the conversion of convertible securities outstanding during the quarter ended February 27, 2000 is not assumed as the result is antidilutive.

7. Acquisitions and Dispositions

During the first three months of fiscal 2000, the Company sold three stores identified as part of the restructuring described in Note 3 above. The stores were sold at or near their estimated fair market value as determined in the fourth quarter of 1999. Consequently, the sale of the stores had no material impact on earnings. The Company-owned stores were converted to franchised units.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward- looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company was started in  November 1992, and now includes 14 Company-owned stores and 225 franchised and licensed units at February 25, 2001. Units in operation at February 27, 2000 included 20 Company owned stores and 239 franchised and licensed units. System-wide revenues in the first three months of fiscal 2001 reached $16.4 million compared to $18.8 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS Host), and by directly entering into licensing agreements (Kohr Bros. Frozen Custard and Mrs. Fields Famous Brands ).

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

Despite the increase in both franchise and licensed operations and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At February 25, 2001, the Company had 29 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 32 at the end of the first quarter of 2000.

Results of Operations

Three Months Ended February 25, 2001 versus Three Months Ended February 27, 2000.

Total revenues decreased 22.5% to $2,644,294 in the first quarter 2001 from $3,502,626 in the prior year quarter. Net sales by Company stores totaled $1,722,654 during the first quarter of fiscal 2001 compared to $2,265,392 in the first quarter of fiscal 2000.

The change in company store sales relates to the number of stores in operation. The  number of Company stores in operation in the three months ended February 25, 2001 were 14 stores in operation for the full three months.  For the three months ended February 27, 2000 there were 20 stores owned and operated for full three months and 3 stores in operation for a portion of the three month period.

Royalties decreased by 15.3% to $636,830 and licensing fees and other income decreased by 6.6% to $229,528 versus  the year-ago period .  The reduction in royalties and licensing fees reflects the lower number of franchised and licensed stores in operation during the first quarter of fiscal 2001.  Finally, franchise and area development fee revenue decreased 76.9% to $55,282  from the year-ago period because of the timing of store openings and  international deals.  Stores that have been identified as part of the restructuring program contributed a combined loss of $101,403 for the most recent quarter ended.

On an absolute basis, selling, general and administrative expenses net of depreciation and amortization  were essentially flat in the fiscal first quarter of 2001 versus the year ago period.  Loss  from operations was $(450,447) in the first quarter of fiscal 2001 versus income of $87,330 generated in the prior year period. Interest expense decreased to $69,483 from $82,556 in the year ago period, and as the Company continues to reduce its borrowings under its notes payable, the interest expense should continue to be reduced.   Net loss was $(499,956) in the quarter ended February 25, 2001 versus income of $20,655) in the year-ago quarter.   Net loss per share for the quarter ended February 25, 2001 was $(0.22) versus earnings per share for the year-ago quarter of $0.01 on both a basic and diluted basis. Average shares outstanding increased by 83 shares due to the exercise of a Common Stock option.

Liquidity and Capital Resources

The net cash used in operating activities totaled $69,065 during the first quarter of fiscal 2001. Cash used represents the net  (loss), adjusted for depreciation and amortization of $223,818, and a decrease in accounts receivable of $164,200, a decrease in prepaid expenses of $85,392, and an increase in accrued liabilities  and deferred franchise fee revenue of $55,373 and $50,000, respectively.   This is offset principally by  a decrease in accounts payable of $166,936 and a decrease in other of $27,330.  The net cash used  in operating activities in the year-ago period totaled $12,029. Investing activities provided $81,592 during the three months ended February 25, 2001, and consisted of  collection of notes receivable.  In the year ago period, investing activities provided $407,022 because of the collection of notes receivable and proceeds from the sale of property and equipment and assets held for resale.  Cash used in financing activities was $36,506 during the three months ended February 25, 2001 and relates to repayments under the Company's  borrowings. During the period ended February 27, 2000, cash used by financing activities of $211,400 relates to repayments under the Company's   borrowings.  The net decrease in cash and equivalents was $24,009 in fiscal 2001 versus an increase in cash and equivalents of $183,593 in the period ended February 27, 2000.

The Company had a secured $1.75 million line-of-credit facility  with a bank which expired December 31, 1999. Maximum borrowing was limited to 75% of accounts receivable under 90 days and 40% of original cost of equipment, furniture and fixtures. Interest was payable monthly at prime plus 1% with principal due upon maturity on December 31, 1999. In December 1999, the Company entered into a new bank credit facility for $1.5 million.   After the Spin Off, the Company entered into a new credit facility with an affiliate of PZ. This new credit line is secured by substantially all of the assets of the Company, excluding those acquired through the Jacobs Bros. Acquisition. The interest rate on this new line of credit is prime plus 1%. Interest payments are due quarterly and the note is due and payable on November 3, 2002. As of November 26, 2000, the Company had borrowed $1,400,000 on the Line.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Tom Fletcher, the Company's Chief Operating Officer, resigned effective April 6, 2001.  The Company filed its Report on Form 8-K on April 6, 2001.

EXHIBITS

The following exhibits are filed herewith.

[ii] 3.1	Certificate of Incorporation of the Company
[ii] 3.2	Bylaws of the Company
4.1	Form of Stock Certificate evidencing Common Stock. $.001 par value
[i] 10.1	Form of Franchise Agreement
[i] 10.2	Form of Franchise Agreement-Satellite
[i] 10.3	Form of Franchise Agreement-Wholesale
[i] 10.4	Form of Area Development Agreement
11.1	Calculation of Earnings Per Share
21.1	List of Subsidiaries of the Company
23.1	Consent of Blackman Kallick Bartlestein LLP, independent auditors

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)
[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

INDEX TO EXHIBITS INDEX NUMBER DESCRIPTION

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 11, 2001	/s/ MARK E. MAJEWSKI
Mark E. Majewski
Chief Financial Officer

EX-27.1

FINANCIAL DATA SCHEDULE 5  THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB, INC. FOR THE THREE MONTH PERIOD ENDED FEBRUARY 25, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

<PERIOD-TYPE>	3-MOS
<FISCAL YEAR-END>	NOV-25-2001
<PERIOD-START>	NOV-27-2000
<PERIOD-END>	FEB-25-2001
<CASH>	324,247
<SECURITIES>
<RECEIVABLES>	1,550,254
<ALLOWANCES>	(714,161)
<INVENTORY>	203,047
<CURRENT ASSETS>	2,916,206
<PP&E>	3,440,028
<DEPRECIATION>	(1,900,884)
<TOTAL-ASSETS>	10,569,075
<CURRENT-LIABILITIES>	2,393,606
<BONDS>	2,611,752
<PREFERRED-MANDATORY>
<PREFERRED>
<COMMON>	13,507,669
<OTHER-SE>	(8,219,950)
<TOTAL-LIABILITY-AND-EQUITY>	10,569,075
<SALES>	1,722,654
<TOTAL-REVENUES>	2,644,294
<CGS>	632,078
<TOTAL-COSTS>	3,094,741
<OTHER-EXPENSES>
<LOSS-PROVISION>
<INTEREST-EXPENSE>	69,483
<INCOME-PRETAX>	(499,956)
<INCOME-TAX>	-
<INCOME-CONTINUING>	(499,956)
<DISCONTINUED>
<EXTRAORDINARY>
<CHANGES>
<NET-INCOME>	(499,956)
<EPS-BASIC>	(0.22)
<EPS-DILUTED>	(0.22)