Form 10QSB
period 2001-05-27
BAB INC
filed 2001-07-11
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 27, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As July 11, 2001, BAB, Inc. had : 2,237,640 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

May 27, 2001

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 229,591	$ 507,148
Receivables
Accounts receivable, net of allowance for doubtful accounts of $735,929	640,629
National Marketing Fund contributions receivable from franchisees and stores	299,362
Current portion of notes receivable, net of allowance for doubtful accounts of $47,867	208,948
Inventory	157,064
Assets held for sale	537,031
Prepaid and other current	180,544
Deferred income taxes	488,366
--------------
Total current assets	3,019,092
--------------
Property and equipment, net of accumulated depreciation of $1,757,712	1,311,207
Notes receivable, net of portion included in current assets & allowance for doubtful accounts of $167,102	598,981
Patents, trademarks and copyrights, net of accumulated amortization of $252,624	880,307
Goodwill, net of accumulated amortization of $335,757	2,407,507
Franchise contract rights, net of accumulated amortization of $423,091	1,660,874
Other, net of accumulated amortization of $454,662	322,218
----------------
Total Assets	$ 10,200,186
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 742,200
Accrued liabilities	664,936
Liability for store conversions	55,654
Accrued professional and other services	123,568
Unexpended National Marketing Fund contributions	460,437
Current portion of long-term debt	187,341
Deferred franchise fee revenue	137,000
--------------
Total current liabilities	2,371,136
--------------
Noncurrent liabilities
Deferred revenue	128,921
Deferred income taxes	308,366
Long-term debt, net of portion included in current liabilities	2,308,641
--------------
Total noncurrent liabilities	2,745,928
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,800
Treasury stock	(43,963)
Accumulated deficit	(9,568,384)
----------------
Total stockholders' equity	5,083,122
----------------
Total Liabilities and Stockholders' Equity	$ 10,200,186
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		6 months ended
	May 27, 2001	May 28, 2000	May 27, 2001	May 28, 2000
REVENUES
Net sales by Company-owned stores	$ 1,803,531	$ 2,323,088	$ 3,526,187	$ 4,588,480
Royalty fees from franchised stores	666,434	770,343	1,303,545	1,522,439
Licensing fees and other income	308,004	275,657	537,531	521,394
Franchise and area development fees	107,500	31,468	162,500	270,868
	------------	------------	------------	------------
TOTAL REVENUES	2,885,469	3,400,556	5,529,763	6,903,181
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	611,044	722,632	1,243,121	1,378,472
Store payroll and other operating expenses	1,300,054	1,523,572	2,601,279	3,083,615
Selling, general, and administrative expenses
Payroll-related	447,220	517,793	915,263	1,024,243
Occupancy	44,410	123,595	86,225	206,946
Advertising and promotion	80,261	71,928	130,438	124,745
Professional service fees	100,946	85,651	206,946	164,506
Franchise-related expenses	15,322	10,553	20,262	29,395
Depreciation and amortization	217,378	243,683	441,196	489,037
Travel	44,502	33,615	108,032	67,595
Other	294,305	194,371	505,735	374,134
	------------	------------	------------	------------
Total Operating Costs and Expenses	3,155,442	3,527,393	6,258,497	6,942,688
	------------	------------	------------	------------
Loss before interest	(269,973)	(126,837)	(728,734)	(39,507)
Interest expense	(64,737)	(85,505)	(134,219)	(168,061)
Non-operating and interest income	126,950	17,727	157,053	33,608
	------------	------------	------------	------------
Net loss	$ (207,760)	$ (194,615)	$(705,900)	$(173,960)
Basic and diluted loss per common share	($ 0.09)	($ 0.09)	($ 0.32)	($ 0.08)
	------------	------------	------------	------------
Average number of shares outstanding- basic and diluted	2,237,640	2,237,557	2,237,640	2,237,557
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

6 months ended
	May 27, 2001	May 28, 2000
Cash Flows from Operating Activities
Net loss	$ (705,900)	$ (173,960)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	441,197	489,037
Provision for uncollectable accounts	127,590
(Increase) decrease in
Trade accounts receivable	232,263	163,006
National Marketing Fund contributions receivable	(22,866)	48,480
Inventories	81,404	75,409
Notes receivable	-	(155,000)
Prepaid expenses and other assets	146,695	(72,758)
Increase (decrease) in
Accounts payable	(47,737)	(194,588)
Accrued professional and other services	2,666	(32,569)
Reserve for closed store expenses	-	(54,984)
Accrued liabilities	(127,298)	102,304
Unexpended National Marketing Fund franchisee contributions	59,381	60,052
Jacobs Bros. non-compete agreement	-	(44,000)
Deferred franchise fee revenue	30,000	(88,025)
Other	(48,102)	29,545
	----------	----------
Total Adjustments	875,193	325,907
	----------	----------
Net Cash Provided by Operating Activities	169,293	151,947

Cash Flows from Investing Activities
Purchases of property and equipment	(45,291)	(21,137)
Collection of notes receivable	42,012	207,941
Proceeds from sale of property and equipment	145,155	189,321
Sale of assets held for sale	-	255,000
	----------	----------
Net Cash Provided by Investing Activities	141,876	631,125

Cash Flows from Financing Activities
Debt repayments	(152,277)	(442,935)
Other	-	(5,034)
	----------	----------
Net Cash Used in Financing Activities	(152,277)	(447,969)
	----------	----------
Net Increase in Cash and Cash Equivalents	158,892	335,103

Cash and Cash Equivalents, Beginning of Year	348,256	30,818

Cash and Cash Equivalents, End of Quarter	507,148	365,921
	======	======

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

2. Stores Open and Under Development

Stores which have been opened at May 27, 2001 are as follows:

Stores opened:
Company-owned	12
Franchisee-owned	165
Licensed	58
----
Total	235

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products.  The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets.  Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates.  The estimated fair value of the remaining assets to be sold totaled $ 537,031as of May 27, 2001, and $1,191,236 as of May 28, 2000, and was recorded as a current asset.  The remaining assets held for sale on May 27, 2001, represented four stores and some equipment.

4. Long-Term Incentive and Stock Option Plan

On May 25, 2001, the Company adopted and received shareholder approval for the BAB, Inc. 2001 Long-Term Incentive and Stock Option Plan (the Plan), which permits issuance of stock appreciation rights, restricted stock awards and stock options to employees and non-employee officers, directors and agents of the Company.  The Plan reserves 275,000 shares of Common Stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  Under terms of the Plan, options granted may be either nonqualified or incentive stock options.   Incentive stock options must be exercisable at not less than the fair market value of a share on the date of grant (110% of fair market value if the options are owned by a 10% or greater shareholder) and may be granted only to employees.  The Plan will terminate on May 25, 2011, unless terminated sooner by action of the Board.  No shares issued as of May 27, 2001.

5. Acquisitions and Dispositions

During the first half of 2001, the Company sold two stores, that were not part of the restructuring described in Note 3 above, at a gain.  During the first half of fiscal 2000, the Company sold six stores identified as part of the restructuring described in Note 3 above.  The stores were sold at or near their estimated fair market value as determined in the fourth quarter of 1999.   Consequently, the sale of the stores had no material impact on earnings. The Company-owned stores were converted to franchised units.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995).  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.  Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts.  Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company was started in  November 1992, and now includes 12 Company-owned stores and 223 franchised and licensed units at May 27, 2001.  Units in operation at May 28, 2000,  included 18 Company-owned stores and 229 franchised and licensed units.  System-wide revenues in the six months of fiscal 2001 reached $32.2 million compared to $37.5 million in the year ago period.

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

During the fourth quarter of fiscal 1999, management identified 13 under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired.  In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000.  Approximately $1,236,000 represented a non cash write-down of property and equipment, $113,000 was related to the write down of intangible assets and the remainder represented a reserve for severance and other costs.  One store was closed and one store was sold during fiscal 1999 while seven stores were sold during fiscal 2000.  The remaining stores are expected to be disposed of in fiscal 2001.  In addition the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores during 1999.

With the decrease in franchise and licensed operations from the year ago period, the Company has decreased its payroll costs in the corporate office.  At May 27, 2001 the Company had 27 employees in the corporate office to oversee the franchise, licensed and Company-owned store operations, down from 32 at May 28, 2000.   In addition, due to the drop in Company-owned operations from 18 at May 28, 2000, to 12 at May 27, 2001, the Company lowered it's store payroll by $482,300, or 16%.  Selling, general and administrative expenses, net of depreciation and amortization, were slightly lower in 2001 than in 2000.  The Company believes it is in a position to leverage selling, general and administrative expenses against increased revenues anticipated in the second half of fiscal 2001.

Results of Operations

Three Months Ended May 27, 2001 versus Three Months Ended May 28, 2000.

Total revenues decreased 15% to $2,885,000 in the second quarter 2001 from $3,401,000 in the prior year quarter.  Net sales by Company stores totaled $1,804,000 during the second quarter of fiscal 2001 compared to $2,323,000 in the second quarter of fiscal 2000.  The change in Company store sales relates to the number of stores in operation.  The  number of Company stores in operation during the full three months ended May 27, 2001, was 12, with  2 additional stores open for varying portions of the three month period.  For the three months ended May 28, 2000, there were 18 stores in operation for the full three months and 2 additional stores open for varying portions of the three month period.  Royalties and licensing fees decreased slightly to $974,000 for the three months ended May 27, 2001, from $1,046,000 the year-ago period.  Finally, franchise and area development fee revenue increased by $76,000 from the year-ago period due to the timing of store openings.   Costs associated with Company-owned store operations decreased by $15% compared to the year ago period.   Stores identified as part of the restructuring program contributed a combined loss of ($12,000) for the quarter ended May 27, 2001.  On an absolute basis, selling, general and administrative expenses net of depreciation and amortization  were $11,000 lower in 2001 than in 2000.  Loss  from operations was ($270,000) in the second quarter of fiscal 2001 versus a loss of ($127,000) generated in the prior year period.  Interest expense decreased to $65,000 from $86,000 in the year ago period as the Company continued to reduce its debt and benefited from lower interest rates.  Net loss was ($208,000) in the quarter ended May 27, 2001, versus a loss of ($195,000) in the year-ago quarter.  Net loss per share for the quarter ended May 27, 2001 was ($0.09) versus a loss per share for the year-ago quarter of ($0.09) on both a basic and diluted basis.

Six Months Ended May 27, 2001 versus Six Months Ended May 28, 2000

Total revenues decreased 20% to $5,530,000 in the first half of fiscal 2001 from $6,903,000 in the prior year period.  Net sales at Company-owned  stores totaled $3,526,000 during the first half of fiscal 2001 compared to $4,588,000 in the first half of fiscal 2000.  The change in Company store sales relates to the number of stores in operation.  The number of Company stores in operation during the full six months ended May 27, 2001, was 12, with  2 additional stores open for varying portions of the six month period.  For the six months ended May 28, 2000, there were 18 stores in operation for six months and 6 additional stores open for varying portions of the six month period.  Royalties are 14% lower in 2001 due in part to the lower number of franchised stores in operation for the six months of 2001 versus fiscal 2000.   Licensing fees and other income increased $16,000 from the year-ago period.   Finally, franchise and area development fee revenue decreased $108,000 from the year-ago period because of the timing of store openings and international deals.   Costs associated with Company-owned store operations decreased by $618,000 in concert with the decrease in store operations in the first half of fiscal 2001 versus the first half of fiscal 2000.  Stores that have been identified as part of the restructuring program contributed a combined loss of ($50,000) for the most recent six month period.  On an absolute basis, selling, general and administrative expenses net of depreciation and amortization declined slightly in 2001 versus 2000.  Loss  from operations was ($729,000) in the first six months of fiscal 2001 versus a loss of ($40,000) generated in the prior year period.  Interest expense decreased to $134,000 from $168,000 in the year ago period as the Company decreased its debt and benefited from lower interest rates.  Net loss was ($706,000) in the six months ended May 27, 2001, versus a net loss of ($174,000) in the year-ago period.   Net loss per share for the six months ended May 27, 2001 was ($0.32) versus a loss per share for the year-ago period of ($0.08) on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $169,000 during the first six months of fiscal 2001.  Cash provided represents the net loss, adjusted for depreciation and amortization of $441,000 and for the provision for doubtful accounts of $127,590.  Accounts receivable decreased $232,263, inventories decreased $ 81,000 and prepaid and other assets decreased $147,000.  Accrued liabilities decreased $127,000, as did accounts payable and other liabilities by $96,000.   The net cash provided  in operating activities in the year-ago quarter totaled $152,000.  Investing activities provided $142,000 during the six months ended May 27, 2001, and consisted of sales of Company stores and collection of notes receivable.  In the year ago period, investing activities provided $631,000 also due to the sales of Company stores and collection of notes receivable.  Cash used in financing activities was $152,000 during the six months ended May 27, 2001 and relates to repayments of debt.  During the period ended May 28, 2000, cash used in financing activities was $448,000 and was also due to debt repayments.   The net increase in cash and equivalents was $159,000 in fiscal 2001 versus an increase of cash and cash equivalents of $335,000 in the period ended May 28, 2000.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held on May 25, 2001. Each of the proposals passed.

1. Election of directors (Management's nominees):

	For	Withheld	Broker non-vote
Michael W. Evans	2,125,057	66,157
Michael K. Murtaugh	2,123,099	68,115
David L. Epstein	2,183,560	7,654
Robert B. Nagel	2,183,410	7,804

2. Ratify the adoption of a Long-Term Incentive and Stock Option Plan.

For	1,187,861
Against	57,023
Abstain	2,549
Non-Vote	0

3. Appointment of Blackman Kallick Bartlestein, LLP as independent auditors for the fiscal year ended November 25, 2001.

For	2,172,729
Against	12,482
Abstain	6,003
Non-Vote	0

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

Mark E. Majewski, the Company's Chief Financial Officer, resigned effective April 24, 2001.  The Company filed its Report on Form 8-K on April 24, 2001.

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

BAB, Inc.

Dated: July 11, 2001	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer

EX-27.1

FINANCIAL DATA SCHEDULE 5  THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB, Inc. FOR THE SIX MONTH PERIOD ENDED MAY 27, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

<PERIOD-TYPE>	6-MOS
<FISCAL YEAR-END>	NOV-25-2001
<PERIOD-START>	NOV-27-2000
<PERIOD-END>	MAY-27-2001
<CASH>	507,148
<SECURITIES>
<RECEIVABLES>	1,376,558
<ALLOWANCES>	(735,929)
<INVENTORY>	157,064
<CURRENT ASSETS>	3,019,092
<PP&E>	3,068,919
<DEPRECIATION>	(1,757,712)
<TOTAL-ASSETS>	10,200,186
<CURRENT-LIABILITIES>	2,371,136
<BONDS>	2,495,982
<PREFERRED-MANDATORY>
<PREFERRED>
<COMMON>	13,507,669
<OTHER-SE>	(8,424,547)
<TOTAL-LIABILITY-AND-EQUITY>	10,200,186
<SALES>	3,526,185
<TOTAL-REVENUES>	5,529,763
<CGS>	1,243,121
<TOTAL-COSTS>	6,258,497
<OTHER-EXPENSES>
<LOSS-PROVISION>
<INTEREST-EXPENSE>	134,219
<INCOME-PRETAX>	(705,900)
<INCOME-TAX>
<INCOME-CONTINUING>	(705,900)
<DISCONTINUED>
<EXTRAORDINARY>
<CHANGES>
<NET-INCOME>	(705,900)
<EPS-BASIC>	(0.32)
<EPS-DILUTED>	(0.32)