Form 10QSB
period 2001-08-26
BAB INC
filed 2001-10-10
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 26, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 10, 2001, BAB, Inc. had : 2,222,640 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

August 26, 2001

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 129,188	$ 405,440
Receivables
Accounts receivable, net of allowance for doubtful accounts of $601,256	639,566
National Marketing Fund contributions receivable from franchisees and stores	181,301
Current portion of notes receivable	164,500
Inventory	154,502
Assets held for sale	203,750
Prepaid and other current	99,756
Deferred income taxes	308,366
--------------
Total current assets	2,157,181
--------------
Property and equipment, net of accumulated depreciation of $1,797,833	1,196,314
Notes receivable, net of portion included in current assets & allowance for doubtful accounts of $353,454	449,149
Patents, trademarks and copyrights, net of accumulated amortization of $269,499	863,421
Goodwill, net of accumulated amortization of $352,903	2,390,361
Franchise contract rights, net of accumulated amortization of $448,995	1,634,971
Other, net of accumulated amortization of $483,938	292,943
----------------
Total Assets	$8,984,340
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 471,818
Accrued liabilities	463,647
Accrued professional and other services	192,799
Unexpended National Marketing Fund contributions	360,105
Current portion of long-term debt	146,400
Deferred franchise fee revenue	217,000
--------------
Total current liabilities	1,851,769
--------------
Noncurrent liabilities
Deferred revenue	112,365
Deferred income taxes	308,366
Long-term debt, net of portion included in current liabilities	2,192,321
--------------
Total noncurrent liabilities	2,613,052
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,800
Treasury stock	(43,963)
Accumulated deficit	(10,131,987)
----------------
Total stockholders' equity	4,519,519
----------------
Total Liabilities and Stockholders' Equity	$ 8,984,340
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		9 months ended
	August 26, 2001	August 27, 2000	August 26, 2001	August 27, 2000
REVENUES
Net sales by Company-owned stores	$ 1,477,189	$ 2,076,452	$ 5,003,376	$ 6,664,932
Royalty fees from franchised stores	733,378	763,529	2,036,922	2,285,968
Licensing fees and other income	243,548	479,887	781,079	1,001,281
Franchise and area development fees	46,500	42,110	209,000	312,978
	------------	------------	------------	------------
TOTAL REVENUES	2,500,615	3,361,978	8,030,377	10,265,159
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	507,916	653,310	1,751,038	2,031,782
Store payroll and other operating expenses	1,114,504	1,387,405	3,715,785	4,471,020
Selling, general, and administrative expenses
Payroll-related	394,321	479,145	1,309,584	1,503,388
Occupancy	42,632	71,653	128,857	278,599
Advertising and promotion	48,220	79,573	178,657	204,318
Professional service fees	101,990	96,412	308,936	260,918
Franchise-related expenses	(1,469)	16,865	18,793	46,260
Depreciation and amortization	201,186	229,151	642,382	718,188
Travel	34,824	35,708	142,855	103,303
Provision for uncollectible accounts	130,822	40,676	258,412	106,221
Other	129,686	184,191	507,830	492,780
	------------	------------	------------	------------
Total Operating Costs and Expenses	2,704,632	3,274,089	8,963,129	10,216,777
	------------	------------	------------	------------
( Loss) Income from Operations	(204,017)	87,889	(932,752)	48,382
Interest expense	(58,854)	(82,182)	(193,073)	(250,243)
Interest income	13,805	17,189	38,343	50,797
Other	(134,537)	-	(2,021)	-
	------------	------------	------------	------------
Net ( Loss) Income Before Income Taxes	($ 383,603)	$ 22,896	($ 1,089,503)	($ 151,064)
Income Tax	(180,000)	-	(180,000)	-
	------------	------------	------------	------------
Net ( Loss) Income	($ 563,603)	$ 22,896	($ 1,269,503)	($ 151,064)
Basic and diluted net ( Loss) Income per share	($ 0.25)	$ 0.01	($ 0.57)	($ 0.07)
	------------	------------	------------	------------
Average number of shares outstanding- basic and diluted	2,237,640	2,237,557	2,237,640	2,237,557
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended
	August 26, 2001	August 27, 2000
Cash Flows from Operating Activities
Net loss	($ 1,269,503)	($ 151,064)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	642,382	718,188
Provision for uncollectible accounts	258,412	106,221
Provision for deferred taxes	180,000	-
(Increase) decrease in
Trade accounts receivable	102,504	(206,591)
National Marketing Fund contributions receivable	95,195	63,380
Inventories	83,966	100,033
Notes receivable	-	(315,135)
Prepaid expenses and other assets	227,482	42,766
Increase (decrease) in
Accounts payable	(318,117)	(330,344)
Accrued professional and other services	71,898	(22,498)
Reserve for closed store expenses	-	(75,450)
Accrued liabilities	(325,510)	(345)
Reserve for closed store leases	(58,731)	-
Unexpended National Marketing Fund franchisee contributions	(40,952)	55,049
Jacobs Bros. non-compete agreement	-	(56,000)
Deferred franchise fee revenue	110,000	(85,525)
Other	(64,658)	(7,906)
	----------	----------
Total Adjustments	963,871	(14,157)
	----------	----------
Net Cash Used in Operating Activities	(305,632)	(165,221)

Cash Flows from Investing Activities
Purchases of property and equipment	(76,422)	(28,436)
Collection of notes receivable	236,293	304,063
Proceeds from sale of property and equipment	179,202	361,844
Proceeds from sale/disposal of assets held for sale	333,281	297,825
	----------	----------
Net Cash Provided by Investing Activities	672,354	935,296

Cash Flows from Financing Activities
Debt repayments	(309,538)	(471,985)
Other	-	(7,231)
	----------	-----------
Net Cash Used in Financing Activities	(309,538)	(479,216)
	----------	----------
Net Increase in Cash and Cash Equivalents	57,184	290,859

Cash and Cash Equivalents, Beginning of Year	348,256	30,818
	--------	--------
Cash and Cash Equivalents, End of Quarter	$ 405,440	$ 321,677
	=======	=======

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

2. Stores Open and Under Development

Stores which have been opened at August 26, 2001 are as follows:

Stores opened:
Company-owned	9
Franchisee-owned	164
Licensed	56
----
Total	229

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products.  The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets.  Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates.  The estimated fair value of the remaining assets to be sold totaled $204,000 as of August 26, 2001, and $1,026,000 as of August 27, 2000, and was recorded as a current asset.  The remaining assets held for sale on August 26, 2001, represented three stores and equipment.

4. Long-Term Incentive and Stock Option Plan

On May 25, 2001, the Company adopted and received shareholder approval for the BAB, Inc. 2001 Long-Term Incentive and Stock Option Plan (the Plan), which permits issuance of stock appreciation rights, restricted stock awards and stock options to employees and non-employee officers, directors and agents of the Company.  The Plan reserves 275,000 shares of Common Stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  Under terms of the Plan, options granted may be either nonqualified or incentive stock options.   Incentive stock options must be exercisable at not less than the fair market value of a share on the date of grant (110% of fair market value if the options are owned by a 10% or greater shareholder) and may be granted only to employees.  The Plan will terminate on May 25, 2011, unless terminated sooner by action of the Board.  No shares issued as of August 26, 2001.

5. Acquisitions and Dispositions

During the first nine months of fiscal 2001, three Company-owned stores were sold and two were closed.  The two Company-owned stores that were sold in the second quarter of 2001, were not part of the restructuring program, and were sold at a gain.  There were two stores closed and one store sold during the third quarter of 2001. One of the closed stores and the sold store were part of the restructuring program described in Note 3 above.  As a result of such actions, the Company incurred a loss of $113,000 in the third quarter 2001.  The year-to-date net effect of the sales and closings has no material impact on earnings.  During the first nine months of fiscal 2000, the Company sold seven stores identified as part of the restructuring described in Note 3 above.  The stores were sold at or near their estimated fair market value as determined in the fourth quarter of 1999, therefore there was no material impact on earnings.

6. Federal and State Income Taxes

During the current quarter, the Company increased its valuation allowance by $180,000 to fully reserve the net deferred tax benefit which primarily relates to federal and state tax loss carryforwards for which it is considered more likely than not that the benefit will not be realized.

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

General

The Company was started in  November 1992, and now includes 9 Company-owned stores and 220 franchised and licensed units at August 26, 2001.  Units in operation at August 27, 2000,  included 15 Company-owned stores and 228 franchised and licensed units.  System-wide revenues in the nine months of fiscal 2001 reached $49.7 million compared to $56.2 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees.  Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS Host), and by directly entering into licensing agreements (Kohr Bros. Frozen Custard and Mrs. Fields Famous Brands).

During the fourth quarter of fiscal 1999, management identified 13 under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired.  In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000.  Approximately $1,236,000 represented a non-cash write-down of property and equipment, $113,000 was related to the write down of intangible assets and the remainder represented a reserve for severance and other costs.  One store was closed and one store was sold during fiscal 1999 while seven stores were sold during the first nine months of fiscal 2000.  In addition, the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores during 1999.  One store was sold and one store closed during the nine months ended August 26, 2001, and the remaining stores are expected to be disposed of in fiscal 2002.

With the decrease in franchise and licensed operations from the year ago period, the Company has decreased its payroll costs in the corporate office.  At August 26, 2001 the Company had 26 employees in the corporate office to oversee the franchise, licensed and Company-owned store operations, down from 29 at August 27, 2000.   In addition, due to the drop in Company-owned operations from 15 at August 27, 2000, to 9 at August 26, 2001, the Company lowered it's store payroll by $443,000, or 18%.  Selling, general and administrative expenses, net of depreciation and amortization, were $142,000 lower for nine months ended August 26, 2001, compared to the same period in fiscal 2000.  The Company believes expenses related to Company-owned stores will continue to decrease through the fourth quarter of fiscal 2001.

Results of Operations

Three Months Ended August 26, 2001 versus Three Months Ended August 27, 2000.

Total revenues decreased 25% to $2,501,000 in the third quarter 2001 from $3,362,000 in the prior year quarter.  Net sales by Company stores totaled $1,477,000 during the third quarter of fiscal 2001 compared to $2,076,000 in the third quarter of fiscal 2000.  The decrease in Company store sales relates to the decrease in the number of stores in operation.  The number of Company stores in operation during the full three months ended August 26, 2001, was 9, with  3 additional stores open for varying portions of the three month period.  For the three months ended August 27, 2000, there were 15 stores in operation for the full three months and 3 additional stores open for varying portions of the three month period.  Royalties and licensing fees decreased to $977,000 for the three months ended August 26, 2001, from $1,243,000 the year-ago period.  Franchise and Area Development fees were comparable year-to-year for the three month period.  Costs associated with Company-owned store operations decreased by 20% compared to the year ago period.  Loss  from operations was ($204,000) in the third quarter of fiscal 2001 versus income of $88,000 in the prior year period.  Interest expense decreased by $23,000 in the third quarter 2001 as compared to third quarter 2000 as the Company continued to reduce its debt and benefited from lower interest rates.  In the third quarter ended August 26, 2001, the other expense of $135,000 is primarily due to a loss on the sale and closure of Company-owned stores.   Net loss was ($564,000) in the quarter ended August 26, 2001, versus net   income of $23,000 in the year-ago quarter.  Net loss per share for the quarter ended August 26, 2001 was ($0.25) versus income per share for the year-ago quarter of $0.01 on both a basic and diluted basis.

Nine Months Ended August 26, 2001 versus Nine Months Ended August 27, 2000.

Total revenues decreased 22% to $8,030,000 in the first nine months of fiscal 2001 from $10,265,000 in the prior year period.  Net sales at Company-owned stores decreased 25% to $5,003,000 during the first nine months of fiscal 2001 compared to $6,665,000 in the first nine months of fiscal 2000 due to the reduction in Company-owned stores.  The number of Company stores in operation during the full nine months ended August 26, 2001, was 9, with 5 additional stores open for varying portions of the nine month period.  For the nine months ended August 27, 2000, there were 15 stores in operation for nine months and 9 additional stores open for varying portions of the nine month period.  Royalties are 11% lower in 2001 due in part to the lower number of franchised stores in operation for the nine months of 2001 versus fiscal 2000.   Licensing fees and other income decreased $220,000 from the year-ago period.   Finally, franchise and area development fee revenue decreased $104,000 from the year-ago period because of the timing of store openings and international deals.   Costs associated with Company-owned store operations decreased by $1,036,000 in concert with the decrease in store operations in the first nine months of fiscal 2001 versus the first nine months of fiscal 2000.  On an absolute basis, selling, general and administrative expenses net of depreciation and amortization declined slightly in 2001 versus 2000.  Loss from operations was ($933,000) in the first nine months of fiscal 2001 versus income of $48,000 generated in the prior year period.  Interest expense decreased to $193,000 from $250,000 in the year ago period as the Company decreased its debt and benefited from lower interest rates.  Net loss was ($1,270,000) in the nine months ended August 26, 2001, versus a net loss of ($151,000) in the year-ago period.   Net loss per share for the nine months ended August 26, 2001 was ($0.57) versus a loss per share for the year-ago period of ($0.07) on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash used by operating activities totaled $306,000 during the first nine months of fiscal 2001.  Cash used represents the net loss, adjusted for depreciation and amortization of $642,000, for the provision for doubtful accounts of $258,000 and for the provision for deferred taxes of $180,000.   Accounts receivable decreased $103,000, inventories decreased $84,000 and National Marketing Fund receivables and prepaid and other assets decreased $323,000.  Accounts payable decreased $318,000 and accrued liabilities decreased $326,000.  The net cash used  in operating activities in the year-ago period totaled $165,000.  Investing activities provided $672,000 during the nine months ended August 26, 2001, and consisted of sales of Company stores, a reduction in the value of assets held for resale, and collection of notes receivable.  In the year ago period, investing activities provided $935,000 also due to the sales of Company stores, a reduction in assets held for resale, and collection of notes receivable.  Cash used in financing activities was $310,000 during the nine months ended August 26, 2001, and relates to repayments of debt.  During the period ended August 27, 2000, cash used in financing activities was $479,000 and was also due to debt repayments.   The net increase in cash and equivalents was $57,000 in fiscal 2001 versus a net increase of cash and cash equivalents of $291,000 in the period ended August 27, 2000.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

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

BAB, Inc.

Dated: October 10, 2001	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer

EX-27.1

FINANCIAL DATA SCHEDULE 5  THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB, INC. FOR THE PERIOD ENDED AUGUST 26, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

<PERIOD-TYPE>	9-MOS
<FISCAL YEAR-END>	NOV-25-2001
<PERIOD-START>	NOV-27-2000
<PERIOD-END>	AUG-26-2001
<CASH>	405,440
<SECURITIES>
<RECEIVABLES>	1,240,822
<ALLOWANCES>	(601,256)
<INVENTORY>	154,502
<CURRENT ASSETS>	2,157,181
<PP&E>	2,994,147
<DEPRECIATION>	(1,797,833)
<TOTAL-ASSETS>	8,984,340
<CURRENT-LIABILITIES>	1,851,769
<LONG TERM DEBT>	2,192,321
<PREFERRED-MANDATORY>
<PREFERRED>
<COMMON>	13,507,669
<OTHER-SE>	(8,988,150)
<TOTAL-LIABILITY-AND-EQUITY>	8,984,340
<SALES>	5,003,376
<TOTAL-REVENUES>	8,030,377
<CGS>	1,751,038
<TOTAL-COSTS>	8,963,129
<OTHER-EXPENSES>
<LOSS-PROVISION>
<INTEREST-EXPENSE>	193,073
<INCOME-PRETAX>	(1,089,503)
<INCOME-TAX>	180,000
<INCOME-CONTINUING>	(1,269,503)
<DISCONTINUED>
<EXTRAORDINARY>
<CHANGES>
<NET-INCOME>	(1,269,503)
<EPS-BASIC>	(0.57)
<EPS-DILUTED>	(0.57)