Form 10KSB
period 2001-11-25
BAB INC
filed 2002-02-25
CIK 1123596

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 25, 2001
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

$10,516,852

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $441,038 based on 1,145,552 shares held by nonaffiliates as of February 13, 2002 and the average of the closing bid ($0.27) and asked ($0.50) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,222,623 shares of Common Stock, as of February 13, 2002.

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I
Item 1	Description of Business
Overview
Customers
Suppliers
Locations
Store Operations
Franchising
Competition
Trademarks and Service Marks
Government Regulation
Employees
Item 2	Description of Property
Item 3	Legal Proceedings
Item 4	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for the Common Equity and Related Stockholder Matters
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.	Financial Statements
Item 8.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management
Item 12.	Certain Relationships and Related Transactions
Item 13.	Exhibits and Reports on Form 8-K

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

  OVERVIEW

BAB, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 12, 2000. After an affirmative vote of the shareholders of BAB Holdings, Inc., (Holdings), Holdings was merged into the Company on November 1, 2000. The combined companies then merged with Planet Zanett, Inc. (PZ) on November 1, 2000. On November 13, 2000, the Company was spun off from PZ to the former shareholders of Holdings. The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee trade names. At November 25, 2001, the Company had 231 units in operation in 28 states, one Canadian province, Egypt and Peru. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with HMS Host (HMS), Mrs. Fields Famous Brands (Mrs. Fields), Alonti Cafe and Kohr Bros. Frozen Custard, and through direct home delivery of specialty muffin gift baskets and coffee.

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

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units, Company-store development, acquisitions and the development of alternative distribution channels for its branded products. The Company intends to continue its expansion through growth in franchise units and further development of nontraditional distribution channels. The Company is leveraging on the natural synergy of distributing muffin products in existing Big Apple Bagels units and, alternatively, bagel products and Brewster's Coffee in existing My Favorite Muffin units. The Company expects to continue to realize efficiencies in servicing the combined base of Big Apple Bagels and My Favorite Muffin franchisees.

Operating Losses

The Company reported losses of $1,090,000 for the year ended November 25, 2001, and $308,000 for the year ended November 26, 2000.  However, the Company believes that with a renewed focus on its franchising and licensing operations and selected investment in its Company-owned stores, it will generate revenues sufficient to exceed the expenses necessary to support its operations in the foreseeable future.  The Company will continue to review and institute cost controls where deemed necessary and continue to review and close down under-performing Company-owned stores.

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

CUSTOMERS

The Company-owned stores sell to the general public therefore the Company is not dependent on a particular customer or small group of customers.  Regarding the Company's franchising operation, the franchisees represent a varied geographic and demographic group.  Among some of the primary services the Company provides to its franchisees are time-tested, successful receipes, bulk purchasing discounts, food service knowledgable personnel and national advertising and brand recognition.

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc. and Hawkeye Food Service Distributors.  The Company is not dependent on any of these suppliers for future growth and profitablity since the products purchased from these suppliers are readily available from other sources.

LOCATIONS

The Company has 7 Company-owned stores, 167 franchised locations and 57 licensees.   Of the 231 locations, 222 are located in 28 states and  9 operating units are in International locations including Canada, Egypt and Peru.

   STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and offer up to 18 varieties of cream cheese spreads.  Licensed units under HMS Host serve the Company's par-baked frozen bagel products, freshly baked daily. Stores also offer a variety of breakfast and lunch bagel sandwiches, soups, various dessert items, and gourmet coffees and other beverages. A typical Big Apple Bagels franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Licensed units are generally located in airports, travel plazas, hotels, and universities.

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

The Company's current  Uniform Franchise Offering Circular  provides for, among other things, the opportunity for prospective franchisees to enter into a preliminary agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this preliminary agreement is $10,000. If a site is not located and approved by the franchiser within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10KSB.

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

The Company currently advertises its franchising opportunities at franchise trade shows and in directories, newspapers and business opportunity magazines worldwide. In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

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

The Company believes that the most direct competitors of its bagel concept units are Bruegger's Bagel Bakery ("Bruegger's"), and New World Coffee-Manhattan Bagel Inc. who operate under Einstein Bros. Bagels ("Einstein"), Noah's NY Bagel, Manhattan Bagel Bakery ("Manhattan"), and Chesapeake Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may be expected to compete with the Company. There is not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company competes against numerous small, independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts and McDonald's, that offer bagels and muffins as part of their breakfast food offerings and supermarket bakery sections.  In particular, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes that the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of taste, food quality, convenience, customer service, and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer taste, national, regional,and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some, or all, of its area developers and franchisees to be adversely affected.

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business and in other industries. Investment opportunities in the bagel store business include franchises offered by Bruegger's and New World Coffee-Manhattan Bagel.  The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation may be affected not only by the performance of Company-owned stores but also by the performance of its franchise stores, over which the Company has limited control.

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

The Company's franchising operations are subject to regulation by the Federal Trade Commission (the "FTC") under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Uniform Franchise Offering Circular ("UFOC") in connection with the sale and operation of its franchises. In addition, some states require a franchiser to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its UFOCs, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchiser-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 25, 2001, the Company employed 145 persons, consisting of  120 working in the Company-owned stores, of which 60 are part-time employees. The remaining employees are responsible for Corporate oversight and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq SmallCap Market for the two years ended November 25, 2001.  Until August 1, 2000, the Company's Common Stock was traded under the symbol "BAGL".  From August 2, 2000 until November 12, 2000, the Company's Common Stock was traded under the symbol "INCU."   As of November 13, 2000, the Company's Common Stock began trading on the NASD OTC-Bulletin Board under the symbol "BABB".

BAB Holdings, Inc.
YEAR ENDED NOVEMBER 26, 2000	LOW	HIGH
First quarter	.94	3.00
Second quarter	.75	3.00
Third quarter	2.25	4.06
Fourth quarter	3.00	4.88
BAB, Inc.
YEAR ENDED NOVEMBER 26, 2000
Fourth quarter	.25	.25
YEAR ENDED NOVEMBER 25, 2001
First quarter	.13	.69
Second quarter	.13	.23
Third quarter	.09	.18
Fourth quarter	.07	.23

The prices for BAB Holdings, Inc. reflect share activity prior to the merger of the Company and PZ on November 1, 2000. The prices for BAB, Inc. reflect share activity subsequent to the spin-off of the Company from PZ on November 13, 2000.

As of February 13, 2002, the Company's Common Stock was held of record by 174 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 13, 2002 is 1,800 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserves 275,000 shares of common stock for grant.   As of November 25, 2001, there were no stock options issued under the plan.

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

GENERAL

The Company has 7 Company-owned stores and 224 franchised and licensed units as of the end of fiscal 2001. Units in operation at the end of fiscal 2000 included 14 Company-owned stores and 228 franchised and licensed units. System-wide revenues in fiscal 2001 were $66 million compared to $75 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores and initial franchise fees and ongoing royalties paid to the Company by its franchisees.  Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS), and by directly entering into licensing agreements (Mrs. Fields). The revenues derived from the sale of licensed products and the revenue from  licensing contracts and agreements  has reduced the dependence on the initial franchise fee as a source of income.

During the fourth quarter of fiscal 1999, management identified 13 under-performing Company-owned stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000.   Approximately $1,236,000 represented a non cash write-down of property and equipment, $113,000 was related to the write down of intangible assets and the remainder represented a reserve for severance and other costs.   Of the 13 identified under-performing stores, 1 store was closed and 1 store was sold during fiscal 1999, 7 stores were sold during fiscal 2000, and 2 stores were closed and 1 store was sold during fiscal 2001.

During fiscal 2001 the Company continued to decrease costs, emphasizing controlling expenses in payroll, occupancy and overhead not only at Company-owned stores, but also in the Corporate Office as well.  At November 25, 2001, the Company had 25 employees at the corporate level to oversee the franchise, licensed and Company-owned store operations, down from 29 at the end of 2000.  The Company continues to lower costs on a absolute basis.  Total operating costs, less provision for uncollectible accounts, depreciation and amortization and a write down in value of assets held for resale, decreased $2,231,000, to $10,133,000 in fiscal 2001 versus $12,364,000 in fiscal 2000.  As noted above, the Company had 14 Company-owned stores at the end of fiscal 2000 and 7 at the end of fiscal 2001. The seven stores that were either sold or closed in 2001 contributed $237,000 to the operating loss in fiscal 2001 versus $10,000 in fiscal 2000.  Management expects that payroll and other operating costs related to Company-owned stores will continue to decrease and that corporate overhead expenses will decline as a percentage of revenue as additional franchises are opened and revenue from licensing and other nontraditional sources is added.

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

Total revenues from all sources decreased 22.5% to $10,517,000 in 2001 from $13,568,000 in the prior year.  Net sales at Company-owned stores decreased 27.5% to $6,325,000 in fiscal 2001, versus $8,721,494 in fiscal 2000.  The Company sold or closed seven stores in fiscal 2001 which led to a decrease in Company-owned store revenue, as compared to fiscal 2000, of  $1,122,000.  In addition, stores sold or closed in fiscal 2000 contributed $1,074,000 to fiscal 2000 revenue.  The loss of the revenue from the stores closed or sold in fiscal 2000 also contributed to the decrease in 2001 revenues.  Royalty fees from franchise stores decreased  to $2,759,000 in fiscal 2001 from $3,055,000 in fiscal 2000, primarily due to a reduction in the total number of franchised units.  Franchise and area development fee revenue was $330,000 in fiscal 2001 versus a year ago performance of $462,000. The decrease is reflective of the number of domestic store openings and the number of international agreements signed in 2001 versus 2000.  Finally, licensing fees and other income was $1,102,000 in 2001 versus $1,330,000 in 2000.  The decrease is primarily attributable to reduced proceeds from the sale of Company-owned stores, reduced sublease income and a reduction in sign shop revenue.

Food, beverage and paper costs incurred at the Company-owned stores increased, as a percentage of revenue, from 31.6% in 2000 to 34.7% in 2001, or just over 3%.  Store payroll and other costs increased to 73.3% of sales from 65.6% in fiscal 2000.  The increase is largely the result of the relatively poor performance of stores that have now been sold or are designated for sale.  Expenses have decreased on a absolute basis. Food, beverage and paper costs have decreased by $562,000 and store payrolls and other operating expenses decreased by $1,085,000 in fiscal 2001.

Selling, general and administrative costs were 42.5% of revenue in 2001 as compared to 38.5% in 2000, due primarily to the relatively fixed nature of  some of these expenses in this category and also lower revenues in 2001 versus 2000.  On an absolute basis, selling, general and administrative expenses decreased to $4,469,000 in 2001 versus $5,218,000 in 2000.  The greatest reductions occurred in occupancy costs, an improvement of $232,000, the provision for uncollectible accounts, an improvement of $191,000, payroll, an improvement of $274,000, and professional fees, an improvement of $129,000.  This was offset by a writeoff of assets held for resale of $101,000 because of a reduction in valuation of these assets.

Loss from operations was $781,000 in fiscal 2001, versus an operating loss of  $126,000 in fiscal 2000.   Of the $781,000 operating loss in fiscal 2001, $619,000 was attributable to the first half of fiscal 2001, versus only $40,000 in the first half of 2000.  In the last half of fiscal 2001, the Company intensified its focus on cost control and franchising, resulting in only a $162,000 operating loss in the second half of fiscal 2001, versus $86,000 in second half of fiscal 2000. Further evidence of the Company's positive results from intensified efforts at cost control and emphasis on franchising, was that even though revenue decreased from the first half of fiscal 2001 to the second half of 2001, direct Company-owned expenses were 61.2% of revenue in the second half as compared to 68.2% of revenue in the first half of fiscal 2001, and selling, general and administrative expenses were 42.1% of revenues during the second half of fiscal 2001 as compared to 42.8% in the first half.  The operating loss in fiscal 2001 was primarily attributable to the sale and closure of underperforming Company-owned stores, which contributed  $237,000 of operating loss in fiscal 2001, versus $10,000 in 2000, a reduction in revenue for franchise stores opened of $230,000 in fiscal 2001 versus $300,000 in 2000, no international master franchise contracts sold in fiscal 2001 versus one sold in fiscal 2000 for $75,000, a gain on stores sold of $47,000 in 2001 versus $180,000 in 2000 and a write down in value of the assets held for resale of $101,000.  Interest expense decreased to $226,000 during 2001 versus $330,000 in 2000 primarily due to a much more favorable financing arrangement with Planet Zanet.  During fiscal 2001, the interest rate was prime plus 1%, versus 11 months of  prime plus 4% in fiscal 2000.  In fiscal 2001 a deferred  income tax expense was recorded due to an increase in the valuation allowance of $180,000.

Net loss totaled $1,090,000 during the current fiscal year as compared to a net loss of $308,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The net cash used in operating activities totaled $73,000 during fiscal 2001. Cash used in operating activities principally represents net loss, adjusted for depreciation and amortization of $847,000, the gain on sale of property and equipment of ($47,000), a reduction in assets held for sale of $101,000, plus the provision for uncollectible accounts of $216,000, a reduction in trade accounts receivable of $162,000, reductions in accounts payable, inventories, National Marketing Fund accounts, prepaids and other accrued liabilities of ($460,000) and an increase in deferred revenue and deferred tax expense of $198,000. In 2000, the net cash used in operating activities totaled $168,000, adjusted for depreciation and amortization of $922,000, the gain on sale of property and equipment of ($180,000), plus the provision for uncollectible accounts of $408,000, offset by increases in trade accounts receivable of ($213,000), reductions in accounts payable, unexpended National Marketing Fund contributions and other accrued liabilities of ($505,000) and deferred revenue of ($293,000).

Cash provided by investing activities in 2001 was $638,000. The two primary sources of cash were the proceeds from the sale of property and equipment and assets held for resale of $455,000 and collections of notes receivable of $273,000, offset by the purchases of property and equipment of ($90,000).  Cash provided from investing activities during 2000 totaled $911,000, and was provided from the sale of property, equipment and assets held for resale of $696,000, collection of notes receivable in the amount of $292,000 and the offset of purchases of property and equipment of ($77,000).

Financing activities used ($406,000) during fiscal 2001 and consisted primarily of repayments on the line of credit of ($404,000) and purchase of treasury stock of ($2,000).   Financing activities used ($426,000) during fiscal 2000 primarily related to the repayment of its line of credit of ($257,000) and notes payable of ($168,000).

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

BAB, Inc.

Years Ended November 25, 2001 and November 26, 2000

C o n t e n t s

Independent Auditor's Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor's Report

Stockholders and Board of Directors BAB, Inc. Chicago, Illinois

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 25, 2001 and November 26, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. as of November 25, 2001 and November 26, 2000, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

January 18, 2002
Chicago, Illinois

/s/Blackman Kallick Bartelstein, LLP

BAB, Inc.
Consolidated Balance Sheets
November 25, 2001 and November 26, 2000
	2001	2000
ASSETS
Current Assets
Cash and cash equivalents, including restricted cash of $191,431 in 2001 and $56,889 in 2000	$ 507,264	$ 348,256
Receivables
Trade accounts receivable (Net of allowance for Doubtful accounts of $211,057 in 2001 and $713,972 in 2000)	622,461	1,000,482
National Marketing Fund contributions receivable from franchisees and stores	218,412	276,496
Notes receivable (Net of allowance for doubtful accounts of $106,754 in 2001 and $258,066 in 2000)	117,802	168,301
Inventories	119,325	238,468
Assets held for sale	178,000	377,031
Prepaid expenses and other current assets	86,090	325,891
Deferred income taxes	-	488,366
Total Current Assets	1,849,354	3,223,291

Property and Equipment
Leasehold improvements	1,069,808	1,360,478
Furniture and fixtures	375,039	459,926
Equipment	1,428,816	1,619,624
	2,873,663	3,440,028
Less: Accumulated Depreciation	(1,802,148)	(1,767,891)
Total Property and Equipment, Net	1,071,515	1,672,137
Notes Receivable	459,633	681,641
Assets Held For Sale	5,750	160,000
Intangibles
Patents, trademarks and copyrights (Net of accumulated amortization of $318,663 in 2001 and $218,852 in 2000)	846,535	914,079
Goodwill (Net of accumulated amortization of $370,048 in 2001 and $276,496 in 2000)	2,373,216	2,441,797
Franchise contract rights (Net of accumulated amortization of $474,898 in 2001 and $371,284 in 2000)	1,597,385	1,712,681
Other (Net of accumulated amortization of $513,214 in 2001 and $426,680 in 2000)	263,667	382,478
Total Intangibles, Net	5,080,803	5,451,035
	$ 8,467,055	$ 11,188,104
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 262,989	$ 789,935
Accrued liabilities	445,065	789,157
Liability for store conversions	-	58,731
Accrued professional and other services	106,755	120,902
Unexpended National Marketing Fund contributions	409,844	401,056
Long-term debt due within one year	197,938	177,057
Deferred revenue	84,799	177,023
Deferred franchise fee revenue	217,000	107,000
Total Current Liabilities	1,724,390	2,620,861
Noncurrent Liabilities
Deferred income taxes	-	308,366
Long-term debt (Net of portion included in current liabilities)	2,046,520	2,471,202
Total Noncurrent Liabilities	2,046,520	2,779,568
Total Liabilities	3,770,910	5,400,429

Stockholders' Equity
Common stock - $.001 par value; 15,000,000 shares authorized; 2,287,739 shares issued; and 2,222,623 and 2,237,623 outstanding at November 25, 2001 and November 26,2000, respectively	13,507,669	13,507,669
Additional paid-in capital	1,187,800	1,187,800
Accumulated deficit	(9,953,411)	(8,863,831)
Treasury stock at cost, 65,116 and 50,116 shares at November 25, 2001 and November 26, 2000 respectively	(45,913)	(43,963)
Total Stockholders' Equity	4,696,145	5,787,675
	$ 8,467,055	$ 11,188,104

BAB, Inc.
Consolidated Statements of Operations
November 25, 2001 and November 26, 2000
Revenues	2001	2000
Net sales by Company-owned stores	$ 6,325,419	$ 8,721,494
Royalty fees from franchised stores	2,759,420	3,054,897
Franchise and area development fees	329,600	461,978
Licensing fees and other income	1,102,413	1,329,743
Total Revenues	10,516,852	13,568,112
Operating Costs and Expenses
Food, beverage and paper costs	2,193,420	2,754,996
Store payroll and other operating expenses	4,635,535	5,720,549
Selling, general and administrative expenses
Payroll-related expenses	1,651,863	1,925,411
Occupancy	198,936	431,423
Advertising and promotion	261,454	246,169
Professional service fees	305,515	434,353
Franchise-related expenses	168,563	151,616
Depreciation and amortization	847,244	922,235
Write down of assets held for sale	101,386	-
Provision for uncollectible accounts	216,333	407,617
Other	717,729	699,517
Total Selling, General and Administrative Expenses	4,469,023	5,218,341
Total Operating Costs and Expenses	11,297,978	13,693,886

Loss from Operations	(781,126)	(125,774)
Interest Income	55,886	55,904
Interest Expense	(225,849)	(329,931)
Other Income	41,509	91,885
Loss before Taxes	(909,580)	(307,916)
Provision for Deferred Income Taxes	180,000	-
Net Loss	(1,089,580)	307,916)
Net Loss Attributable to Common Stockholders	$ (1,089,580)	$ (307,916)
Net Loss per Share - Basic and Diluted	$ (0.49)	$ (0.14)

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended November 25, 2001 and November 26, 2000

	Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 28, 1999	2,287,656	$ 13,507,669	-	-	(50,116)	$ (43,963)	$ 1,187,696	$ (8,555,915)	$ 6,095,487
Exercise of Stock Options	83	-	-	-	-	-	104	-	104
Net Loss	-	-	-	-	-	-	-	$ (307,916)	$ (307,916)
Balance as of November 26, 2000	2,287,739	$ 13,507,669	-	-	(50,116)	$ (43,963)	$ 1,187,800	$ (8,863,831)	$ 5,787,675
Purchase of Treasury Stock	-	-	-	-	(15,000)	$ (1,950)	-	-	$ (1,950)
Net Loss	-	-	-	-	-	-	-	$ (1,089,580)	$ (1,089,580)
Balance as of Nov. 25, 2001	2,287,739	$13,507,669	-	-	(65,116)	$ (45,913)	$ 1,187,800	$ (9,953,411)	$ 4,696,145

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Cash Flows
Years Ended November 25, 2001 and November 26, 2000

	Years Ended
	November 25, 2001	November 26, 2000
Cash Flows from Operating Activities
Net loss	$ (1,089,580)	$ (307,916)
Adjustments to reconcile net loss to net cash
Depreciation and amortization	847,244	922,235
Provision for store conversions	58,590	-
Provision for uncollectible accounts	216,333	407,617
Write down of assets held for sale	101,386	-
Gain on sale of property and equipment	(46,784)	(180,000)
(Increase) decrease in
Trade accounts receivable	161,688	(212,565)
National Marketing Fund contributions receivable from franchisees and stores	58,083	138,821
Inventories	119,143	55,370
Notes receivable	-	(90,054)
Prepaid expenses and other assets	239,801	(10,017)
Increase (decrease) in
Accounts payable	(526,946)	(149,852)
Accrued professional and other services	(14,147)	(18,406)
Liability for closed store expenses	(58,731)	(108,252)
Accrued liabilities	(345,440)	(109,988)
Unexpended National Marketing Fund contributions	8,788	(143,569)
Jacobs Bros. noncompete agreement	-	(68,000)
Deferred franchise fee revenue	17,775	(293,266)
Deferred taxes	180,000	-
Total Adjustments	1,016,783	140,074
Net Cash Used in Operating Activities	(72,797)	(167,842)
Cash Flows from Investing Activities
Purchases of property and equipment	(90,157)	(76,730)
Proceeds from sale of property and equipment and assets held for sale	455,205	695,978
Purchase of trademarks	-	-
Repayments on notes receivable	272,507	291,618
Net Cash Provided by Investing Activities	637,555	910,866
Cash Flows used in Financing Activities
Repayments on line of credit	-	(257,493)
Debt repayments	(403,800)	(168,197)
Other	(1,950)	104
Net Cash Used in Financing Activities	(405,750)	(425,586)

Net Increase in Cash and Cash Equivalents	159,008	317,438
Cash and Cash Equivalents, Beginning of Year	348,256	30,818
Cash and Cash Equivalents, End of Year	$ 507,264	$ 348,256

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

The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM).  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training facility.  Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores.  Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), a dormant company.  BFC was established February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores.  MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999 (See Note 11).  The company continues to operate three stores with the Jacobs Bros. name.

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

Fiscal Year-End

The Company operates on a 52-53 week period ending on the last Sunday of its fiscal year.  The  fiscal years ended on November 25 and November 26 for 2001 and 2000, respectively, and each contained 52 weeks.

Depreciation and Amortization

Leasehold improvements and equipment are stated at cost, less accumulated depreciation.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives for the purposes of depreciation are: leasehold improvements - 10 years or term of lease if less; machinery, equipment and fixtures - 5 to 7 years.

The Company's intangible assets consist primarily of patents, trademarks, copyrights, franchise contract rights, and goodwill.  Patents, trademarks and copyrights are being amortized over 17 years. Franchise contract rights are amortized over varying periods from 8.5 to 20 years. Goodwill recorded as a result of acquisitions is being amortized over 40 years.   Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 25, 2001 and November 26, 2000 was $370,232 and $352,706, respectively.

Stock Options

As part of the merger between Holdings and PZ, all existing stock options and warrants issued by Holdings remained with PZ after the spin off of the Company. Accordingly, there were no outstanding stock options as of November 25, 2001.  Prior to the merger and spin off, no compensation expense was recognized for stock options because the exercise price of the option was at least equal to the market price of the underlying stock on the grant date. Stock options granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such options on the date of the acquisition.

Stock Warrants

Stock warrants granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such stock warrants on the date of the acquisition.

Revenue Recognition

Systems royalty fees from franchised stores represent a fee of 5% of net retail sales of franchised units. Royalty revenues are recognized on the accrual basis.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

Area development agreement revenue is recognized on a pro rata basis as each store covered by the agreement opens. At the termination of an agreement, any remaining deferred franchise and area development agreement revenue is recognized as such amounts are not refundable.

In addition to Company-owned and franchised stores, the Company acts as licensor of "Big Apple Bagels" units owned and operated primarily by HMS Host.  Included below in "licensed units" are those units located primarily in airport and travel plazas. In fiscal 2001 and 2000, the Company opened additional units pursuant to other licensing arrangements. The Company derives a licensing fee from certain sales at these units as well as a sales commission from the sale of par-baked bagels to these units by a third-party commercial bakery.

Stores which have been opened, and unopened stores for which an agreement has been executed at November 25, 2001 and November 26, 2000,  or area development fees collected are as follows:

	November 25, 2001	November 26, 2000
Stores Opened
Company-owned	7	14
Franchisee-owned	167	170
Licensed	57	58
	231	242

Unopened stores
Franchise agreement	5	3
Area development agreement	0	3
	5	6
	236	248

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $105,496 and $52,612 in 2001 and 2000, respectively.   Included in advertising expense was $54,625 and $34,949 in 2001 and 2000, respectively, related to the Company's franchise operations.

Fair Value of Financial Instruments

The Company evaluates its various financial instruments based on current market interest, rates relative to stated interest rates, length to maturity, and the existence of a readily determinable market price. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet as of November 25, 2001 and November 26, 2000, approximates their carrying value.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net (loss) income. There were no differences between the Company's net loss and comprehensive loss.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.  Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impared or limited in certain circumstances.  In addition, a valuation allowance has been provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  The Company has established a full valuation allowance on the aformentioned deferred tax assets due to the uncertainty of realization.

Reclassification

Certain items in prior year financial statements have been reclassified to confirm to the presentation used in fiscal 2001.

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instrument and Hedging Activities." SFAS No. 133 is effective for the fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair market value. Changes in the fair value of derivatives are recorded each period in the current earnings or other comprehensive income (loss) depending on whether a derivative is designed as part of a hedge transaction and, if so, the type of hedge transaction involved. The adoption of SFAS No. 133 as amended by SFAS had no material impact on either the financial position or results of operations.

Effective May 1, 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements".  SAB 101 provides the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB 101 did not have an effect on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 provided that their first quarter financial statements have not been issued. The Company is not required to adopt this new standard until fiscal year ended November 30, 2003 and is currently evaluating its impact.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under this standard asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset’s useful life. The Company does not expect that adoption of SFAS No. 143 will have a material impact on its consolidated financial position or results of operation.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets", effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing. The Company is not required to adopt this new standard until fiscal year ended November 30, 2003 and is currently evaluating its impact.

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

Note 3 - Restricted Cash

Systems and MFM have established the National Marketing Fund (Fund). Certain franchisees and Company-owned stores are required to contribute 1% of net sales to the Fund.  These monies are then used for advertising purposes to benefit all Big Apple Bagel stores. As of November 25, 2001 and November 26, 2000, the Fund's cash balance was $191,431 and $56,889, respectively.

Note 4 - Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $183,750 and $537,031, of which, $178,000 and $377,031 were recorded as current assets as of November 25, 2001 and November 26, 2000, respectively. The remaining assets held for sale on November 25, 2001 represented 2 stores and some equipment. The assets held for sale on November 26, 2000 represented 7 stores and some equipment.

As of November 25, 2001, there  are no funds remaining as a liability for store conversions.  At November 26, 2000, $58,731 of the charge, primarily for lease termination costs, remained as a liability for store conversions.

Note 5 - Income Taxes

The components of the income tax (benefit) provision are as follows:

	Years Ended
	2001	2000
Income tax (benefit) provision computed at federal statutory rate	$ (309,257)	$ (104,691)
State income taxes (benefit) provision, net of federal tax benefit	(43,824)	(14,164)
Other adjustments	2,471	1,535
Change in valuation allowance	530,610	117,320
Provision for Deferred Income Taxes	$ 180,000	$ -

Deferred tax assets (liabilities) are as follows:

	2001	2000
Franchise fee revenue	$ 84,235	$ 41,535
Franchise costs	49,246	52,147
National Marketing Fund net contributions	74,310	22,083
Allowance for uncollectible accounts	81,928	277,150
Notes receivable	41,440	100,176
Net operating loss carryforwards	3,331,205	2,842,407
Other	131,958	72,791
Valuation allowance	(3,450,533)	(2,919,923)
Total Deferred Tax Assets	343,789	488,366
Depreciation	(343,789)	(308,366)
Total Deferred Tax Liabilities	(343,789)	(308,366)
	$ -	$ 180,000

As of November 25, 2001, the Company has cumulative net operating loss carryforwards expiring between 2011 and 2021 for U.S. federal income tax purposes of approximately $8,581,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $3,450,533 of the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Note 6 - Long-Term Obligations

Long-term debt consisted of the following:

	2001	2000
Note payable to PZ	$ 1,161,469	$ 1,400,000

Note payable to a finance company	926,562	1,091,832
Other	156,427	156,427
	2,244,458	2,648,259
Less: current portion	(197,938)	(177,057)
Long-Term Debt, Net of Current Portion	$ 2,046,520	$ 2,471,202

After the Spin Off, the Company obtained a loan from PZ. This loan is  secured by substantially all of the assets of the Company, excluding those acquired through the Jacobs Bros. Acquisition. The interest rate on this line of credit is prime plus 1% through October 18, 2002 and prime plus 2% from October 19, 2002 through October 18, 2003.   Interest payments are due quarterly and the note is due and payable on October 18, 2003.

In February 1999, the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company.  The notes bear interest of 11.3% and are due and payable on January 2006.

In June 1999, the Company obtained an amortizing loan in the amount of $170,000 from a finance company.  Proceeds were used to purchase two stores from a franchisee in Wisconsin.  The balance as of November 25, 2001 on this loan is $156,427.

Interest expense of $225,849 and $329,931 was incurred for the years ended November 25, 2001 and November 26, 2000 respectively.

As of November 25, 2001, annual maturities on long-term obligations are due as follows:

Year Ending November 30:
2002	$ 197,938
2003	1,394,540
2004	247,387
2005	276,572
2006	128,021
________
$ 2,244,458

Note 7 - Lease Commitments

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 25, 2001 and November 26, 2000 was $651,435 and $1,072,670, less sublease income of $215,249 and $252,722, respectively. As of November 25, 2001, future minimum annual rental commitments under leases, net of sublease income of $157,899 in 2002, $163,081 in 2003, $168,436 in 2004, $136,432 in 2005 and $127,636 in 2006 are as follows:

Year Ending November 30:
2002	$ 537,363
2003	556,102
2004	412,376
2005	205,849
2006	77,827
Thereafter	22,159
________
$ 1,811,676

Note 8 - Noncash Transactions

In November 2000, the Company entered into a credit facility in the amount of $1,400,000 from PZ, which replaced a line of credit with CIB Bank.

During fiscal 2001, the Company refranchised four stores, receiving a note in the amount of $90,000 and $280,000 in cash.  During fiscal 2000, the Company refranchised five stores, receiving notes in the amount of $284,000 and $62,000 in cash.  The Company realized gains of $ 46,784 and $180,000 relating to these sales in the years ended November 25, 2001 and November 26,2000, respectively.

Note 9 - Stockholders' Equity

On December 10, 1999, subsequent to a favorable vote by stockholders, the Company effected a 1:6 reverse split of the outstanding shares of common stock. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect the reverse split.

Note 10 - Earnings Per Share

The computation of basic and diluted loss per share is as follows:

	Years Ended
	2001	2000
Numerator:
Net loss attributable to common shareholders	$ (1,089,580)	$ (307,916)
Denominator:
Denominator for basic and diluted loss per share - weighted average shares	2,222,623	2,237,567

Basic and diluted loss per share	$ (0.49)	$ (0.14)

Note 11 - Stock Options and Warrants

In November 2000, Holdings merged with PZ. Subsequent to the merger, the Company was spun off. The existing stock options and warrants of Holdings remained with PZ. Accordingly, there are no options issued and outstanding by the Company.    In May of 2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserves 275,000 shares of common stock for grant.   As of November 25, 2001, there were no stock options issued under this plan.

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired include eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 83,333 shares of the Company's common stock. The warrants provide for the purchase of 45,833 shares and 37,500 shares of common stock at an exercise price of $7.50 and $9.00 per share, respectively. The warrants are first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants have yet been exercised

Activity under the Incentive Plan and Directors Plan during the two years ended November 26, 2000, is as follows:

	Number of Shares	Weighted-Average Option Price Per Share
Outstanding as of November 30, 1999	81,066	$ 23.61
Transferred to PZ (merged company)	(77,648)	$ 23.34
Canceled	(3,418)	$ 29.34
Outstanding as of November 26, 2000	-	-
	-	-
Outstanding as of November 25, 2001	-	-

Note 12 - Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for the reporting information about operating segments.  Under this standard, the Company has two operating segments: Company Store Operations and Franchise Operations.  In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

	Years Ended November 30
	Net Revenues		Operating (Loss) Income
	2001	2000	2001	2000
Company Store Operations	$ 7,427,832	$ 9,961,059	$ (1,059,449)	$ 578,527)
Franchise Operations	3,089,020	3,607,053	678,685	1,159,302
Total Ongoing Business	10,516,852	13,568,112	(380,764)	580,775
Corporate Expenses			(400,362)	(706,549)
Interest Expense, Net of Interest Income			(169,963))	(329,931)
Other Income			41,509	147,789
Loss before Income Taxes			(909,580)	(307,916)
Income Taxes			(180,000)	-
Net Loss			$ (1,089,580)	$ (307,916)

Operating Segment Data
	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Year ended November 25, 2001
Company Store Operations	$ 4,615,914	$ 81,059	$ 660,322
Franchise Operations	3,257,787	9,097	186,922
	$ 7,873,701	$ 90,156	$ 847,244

Year ended November 26, 2000
Company Store Operations	$ 6,874,464	$ 76,730	$ 764,114
Franchise Operations	3,151,127	-	158,121
	$ 10,025,591	$ 76,730	$ 922,235

Reconciliation to Total Assets As Reported
	November 25, 2001	November 26, 2000
Assets
Total reportable segments - Identifiable assets	$ 7,873,701	$ 10,025,591

Unallocated amounts
Cash	507,264	348,256
Prepaid expenses and other current assets	86,090	325,891
Other	-	488,366
Total Consolidated Assets	$ 8,467,055	$ 11,188,104

There were no sales to any individual customer during any of the years in the two-year period ended November 25, 2001 that represented 10% or more of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers and directors, and persons who beneficially own more than ten percent of the Company's Common Stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater than ten percent beneficial owners are required by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers, directors and greater than ten percent beneficial owners were met during the fiscal year ended November 25, 2001.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during fiscal years 2001, 2000 and 1999 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Annual Compensation	Long Term Compensation
	Awards	Payouts
Name and Principal Position	Fiscal Year Ended 11/30	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael W. Evans President and CEO	2001 2000 1999	175,000 175,000 175,000	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --

Michael K. Murtaugh Vice President and General Counsel	2001 2000 1999	130,000 130,000 130,000	-- -- --	-- -- --	-- -- --	---- --	-- -- --	-- -- --

In November 2000, the Company merged with Planet Zanett, Inc. Subsequent to the merger, the Company was spun off to the previous holders of BAB Holdings, Inc.

Indemnification of Directors and Officers

The Company's Certificate of Incorporation limits personal liability for breach of fiduciary duty by its directors to the fullest extent permitted by the Delaware General Corporation Law (the "Delaware Law"). Such Certificate eliminates the personal liability of directors to the Company and its shareholders for damages occasioned by breach of fiduciary duty, except for liability based on breach of the director's duty of loyalty to the Company, liability for acts omissions not made in good faith, liability for acts or omissions involving intentional misconduct, liability based on payments or improper dividends, liability based on violation of state securities laws, and liability for acts occurring prior to the date such provision was added. Any amendment to or repeal of such provisions in the Company's Articles of Incorporation shall not adversely affect any right or protection of a director of the Company for with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

In addition to the Delaware Law, the Company's Bylaws provide that officers and directors of the Company have the right to indemnification from the Company for liability arising out of certain actions to the fullest extent permissible by law. Insofar as indemnification for liabilities arising under the Securities Act of 1933 (the "Act") may be permitted to directors, officers or persons controlling the Company pursuant to such indemnification provisions, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of February 13, 2002 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 13, 2002 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 8501 W. Higgins Road Chicago, IL 60631	942,971 (1)	42.4
Michael K. Murtaugh 8501 W. Higgins Road Chicago, IL 60631	894,890 (1) (2)	40.3
Holdings Investments, LLC 220 DeWindt Road Winnetka, IL 60093	818,493 (1)	36.8
Bruno Guazzoni 135 East 57th Street New York, NY 10022	345,010	15.5
David L. Epstein 9700 Higgins Road, Suite 630 Rosemont, IL 60018	16,333 (3)	*
Robert B. Nagel 516 Elder Drive Winnetka, IL 60093	1,500	*
All executive officers and directors as a group (4 persons)	1,037,201 (1)(2)(3)	46.7

____________________

* Less than 1%.

  Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
  Includes 635 shares held by 401 (k) trust.
  Includes 15,500 shares held indirectly by entities under Mr. Epstein’s control, and 833 shares representing his proportionate ownership in an entity that he does not control.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The following information relates to certain relationships and transactions between the Company and related parties, including officers and directors of the Company. It is the Company's policy that it will not enter into any transactions with officers, directors or beneficial owners of more than 5% of the Company's Common Stock, or any entity controlled by or under common control with any such person, on terms less favorable to the Company than could be obtained from unaffiliated third parties and all such transactions require the consent of the majority of disinterested members of the Board of Directors.

Management believes that the following transactions were effected on terms no less favorable to the Company than could have been realized in arm's length transactions with unaffiliated parties.

Executive Officers and Directors

David L. Epstein, who is currently a member of the Board of Directors of the Company, is a principal of J.H. Chapman Group, LLC. ("Chapman"), which, for compensation similar to arm’s length transactions, assists the Company from time to time in the identification and negotiation of potential acquisitions. Chapman has not provided any such services during the past fiscal year.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

None.

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

INDEX TO EXHIBITS

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
23.1	Consent of Blackman Kallick Bartelstein, LLP, independent auditors
27.7	Financial Data Schedule

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 25, 2002
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Dated: February 25, 2002
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 25, 2002
/s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 25, 2002
/s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 25, 2002
/s/ David L. Epstein
David L. Epstein, Director

Dated: February 25, 2002
/s/ Robert B. Nagel
Robert B. Nagel, Director

Exhibit 21.1	SUBSIDIARIES OF BAB, INC.

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation

Exhibit 23.1

We consent to the incorporation by reference in the Registration Statements on Form S-3 (Commission File Nos. 333-42253 and 333-51337) and in the related Prospectuses of our report dated January 18, 2002, with respect to the consolidated financial statements of BAB, Inc. as of and for the year ended November 25, 2001 included in this Annual Report (Form 10-KSB) for the year ended November 25, 2001.

February 25, 2002
CHICAGO, ILLINOIS

/s/ Blackman Kallick Bartelstein, LLP

EX-27.1	FINANCIAL DATA SCHEDULE

THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB HOLDINGS, INC. FOR THE TWELVE MONTH PERIOD ENDED NOVEMBER 25, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

PERIOD-TYPE	12-MOS
FISCAL-YEAR-END	NOV-25-2001
PERIOD-END	NOV-25-2001
CASH	507,264
SECURITIES	0
RECEIVABLES	833,518
ALLOWANCES	(211,057)
INVENTORY	119,325
CURRENT-ASSETS	1,849,354
PP&E	2,873,663
DEPRECIATION	(1,802,148)
TOTAL-ASSETS	8,467,055
CURRENT-LIABILITIES	1,724,390
BONDS	2,046,520
COMMON	13,507,669
OTHER-SE	(8,811,524)
TOTAL-LIABILITY-AND-EQUITY	8,467,055
SALES	6,325,419
TOTAL-REVENUES	10,516,852
CGS	2,193,420
TOTAL-COSTS	11,297,978
INTEREST-EXPENSE	225,849
INCOME-PRETAX	(909,580)
NET-INCOME	(1,089,580)
EPS-PRIMARY AND DILUTED	(0.49)