Form 10QSB
period 2002-02-24
BAB INC
filed 2002-04-08
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 24, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 08, 2002, BAB, Inc. had : 2,226,123 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

February 24, 2002

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 219,887	$ 791,802
Receivables
Accounts receivable, net of allowance for doubtful accounts of $153,863	458,216
National Marketing Fund contributions receivable from franchisees and stores	116,751
Notes receivable	154,801
Inventory	114,090
Assets held for sale	8,750
Prepaid and other current	92,939
--------------
Total current assets	1,737,349
--------------
Property and equipment, net of accumulated depreciation of $1,716,299	1,001,448
Notes receivable net of allowance	487,325
Patents, trademarks and copyrights, net of accumulated amortization of $303,271	829,649
Goodwill, net of accumulated amortization of $387,193	2,356,070
Franchise contract rights, net of accumulated amortization of $500,802	1,571,481
Other, net of accumulated amortization of $542,490	234,391
----------------
Total Assets	$8,217,713
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 202,031
Accrued liabilities	452,457
Accrued professional and other services	105,237
Unexpended National Marketing Fund contributions	357,035
Current portion of long-term debt	197,938
Deferred franchise fee revenue	295,494
--------------
Total current liabilities	1,610,192
--------------
Noncurrent liabilities
Long-term debt, net of portion included in current liabilities	1,898,443
--------------
Total noncurrent liabilities	1,898,443
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,800
Treasury stock	(45,913)
Accumulated deficit	(9,940,478)
----------------
Total stockholders' equity	4,709,078
----------------
Total Liabilities and Stockholders' Equity	$ 8,217,713
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended
	February 24, 2002	February 25, 2001
REVENUES
Net sales by Company-owned stores	$ 1,118,048	$ 1,722,654
Royalty fees from franchised stores	660,484	636,830
Licensing fees and other income	205,185	229,528
Franchise and area development fees	163,300	55,282
	------------	------------
TOTAL REVENUES	2,147,017	2,644,294
	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	363,181	632,078
Store payroll and other operating expenses	881,366	1,234,705
Selling, general, and administrative expenses
Payroll-related	374,301	468,043
Occupancy	42,982	101,393
Advertising and promotion	38,196	50,176
Professional service fees	62,250	106,000
Franchise-related expenses	12,897	4,940
Depreciation and amortization	193,618	223,818
Travel	28,668	63,530
Provision for Uncollectible Accounts	20,753	28,024
Other	104,540	182,034
	------------	------------
Total Operating Costs and Expenses	2,122,752	3,094,741
	------------	------------
Income (Loss) before interest	$24,265	$(450,447)
Interest expense	(42,359)	(69,483)
Interest income	31,028	19,974

Provision for Income Taxes	-	-
	------------	------------
Net Income ( Loss)	$12,934	$(499,956)
Basic and diluted net Income ( Loss) per share	$ 0.01	($ 0.22)
	------------	------------
Weighted average number of shares outstanding- basic	2,222,623	2,237,640
Weighted average number of shares outstanding- fully diluted	2,239,911	2,237,640
	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	February 24, 2002	February 25, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ 12,934	$ (499,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	193,619	223,818
Provision for uncollectible accounts	20,753	28,024
(Increase) decrease in
Trade accounts receivable	143,492	136,365
National Marketing Fund contributions receivable	101,661	4,407
Inventories	5,235	35,421
Loss on sale of property and equipment	52,851	-
Prepaid expenses and other assets	(6,849)	85,392
Increase (decrease) in
Accounts payable	(60,958)	(166,936)
Accrued professional and other services	(1,518)	20,421
Reserve for closed store expenses	-	(3,077)
Accrued liabilities	7,393	55,373
Notes receivable	(90,759)	55,373
Unexpended National Marketing Fund franchisee contributions	(52,810)	983
Jacobs Bros. non-compete agreement	-	(12,000)
Deferred revenue	(6,305)	50,000
Other	-	(27,330)
	----------	----------
Total Adjustments	305,805	430,861
	----------	----------
Net Cash Provided (Used) by Operating Activities	318,739	(69,095)

Cash Flows from Investing Activities
Collection of notes receivable	26,069	81,592
Purchases of property and equipment	(1,493)	-
Proceeds from sale of property and equipment	89,300	-
	----------	----------
Net Cash Provided by Investing Activities	113,876	81,592

Cash Flows from Financing Activities
Debt repayments	(148,077)	(36,506)
	----------	----------
Net Cash Used in Financing Activities	(148,077)	(36,506)
	----------	----------
Net Increase (Decrease) in Cash and Cash Equivalents	284,538	(24,009)

Cash and Cash Equivalents, Beginning of Year	507,264	348,256
	--------	--------
Cash and Cash Equivalents, End of Quarter	$ 791,802	$ 324,247
	=======	=======

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 25, 2001 which was filed February 25, 2002.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which have been opened at February 24, 2002 are as follows:

Stores opened:
Company-owned	6
Franchisee-owned	172
Licensed	51
----
Total	229

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $8,750 and $537,031 and were recorded as current assets as of February 24, 2002 and February 25, 2001, respectively. The remaining assets held for sale on February 24, 2002 consisted of some equipment and the assets that remained on February 25, 2001 represented seven stores and some equipment.

4. Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted (loss) earnings per share:

	3 months ended
	February 24, 2002	February 25, 2001

Numerator
Net income (loss)	$12,934	$(499,956)
	-----------	-----------
Numerator for basic and diluted earnings (loss) per share - earnings (loss) attributable to common shareholders	$12,934	$(499,956)

Denominator
Weighted average outstanding shares - Basic	2,222,623	2,237,640
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	17,288	0
Weighted average outstanding shares - Fully diluted	2,239,911	2,237,640
Earnings (Loss) per share basic and fully diluted	$0.01	$(0.22)

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserves 275,000 shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  As of February 24, 2002, 95,000 options were issued with an exercise price of $0.19.  Of the 95,000 issued,  3,500 options have been exercised as of February 24, 2002.

6. Acquisitions and Dispositions

During the first three months of fiscal 2002, the Company sold one store identified as part of the restructuring described in Note 3 above. The store was sold at a loss of $45,300, which is included in licensing fees and other income.  This Company-owned store was converted to a franchise owned unit.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements as is within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this report, the Company's Annual Report  on Form 10-KSB and other reports that the Company files with the Securities and Exchange Commission. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company was started in  November 1992, and now includes 6 Company-owned stores and 223 franchised and licensed units at February 24, 2002.  Units in operation at February 25, 2001 included 14 Company-owned stores and 225 franchised and licensed units.  System-wide revenues in the first three months of fiscal 2002 were $14.7 million compared to $16.4 million in the year ago period.

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

During the fourth quarter of fiscal 1999, management identified 13 under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000. Approximately $1,236,000 represented a non cash write-down of property and equipment, $113,000 was related to the write down of intangible assets and the remainder represented a reserve for severance and other costs. In addition the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores during 1999. Of the 13 identified stores,  1 was closed in fiscal 1999, 7 were closed and or sold during fiscal 2000, 3 were closed and or sold during fiscal 2001 and 1 was sold during the first quarter of 2002.  The remaining store is expected to be disposed of in fiscal 2002.

Despite the increase in both franchise and licensed operations, and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At February 24, 2002, the Company had 25 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 29 at the end of the first quarter of 2001.

Results of Operations

Three Months Ended February 24, 2002 versus Three Months Ended February 25, 2001.

Total revenues decreased 18.8% to $2,147,000 in the first quarter 2002 from $2,644,000 in the prior year quarter.  Net sales by Company stores totaled $1,118,000 during the first quarter of fiscal 2002 compared to $1,723,000 in the first quarter of fiscal 2001.  Net income was $13,000 for the quarter ended February 24, 2002 versus a loss of ($500,000) in the year-ago period.

The decrease in total revenues of $497,000 from first quarter 2001 to first quarter 2002 is primarily due to a $605,000 decrease in Company-owned store revenues, offset by an increase in royalty revenue as well as an increase in franchise and area development fees.  The decrease in revenue from Company-owned stores from the first quarter 2001 to the first quarter of 2002 is due to the fact that the number of company-owned stores in operation for the full three months of the quarter went from 14 for the quarter ended February 25, 2001, to 6 for the quarter ended February 24, 2002.  Costs associated with Company-owned store operations decreased by 19% compared to the year-ago period.

Royalties increased by 3.7% to $660,000 and licensing fees and other income decreased by 10.6% to $205,000 from $230,000 for the year-ago period.  The reduction in licensing fees and other income reflects a $53,000 loss on sale of two Company-owned stores for fiscal 2002.  There were no store sale losses or gains in the prior fiscal year for the same period.   Finally, franchise and area development fee revenue increased by 195.4% to $163,000 as opposed to $55,000 in the year-ago period.   The Company received franchise fees for the two Company-owned stores that were sold, and there were an additional four franchise locations that opened in the first quarter of 2002, versus only one opening in 2001.

The Company's continued emphasis on cost control, and converting Company-owned stores to franchises resulted in decreasing selling, general and administrative expenses net of depreciation and amortization by $320,000 or 32% in the first quarter of fiscal 2002 versus the year ago period.  Income from operations was $24,000 in the first quarter of fiscal 2002 versus a loss of ($450,000) generated in the prior year period. Interest expense decreased to $42,000 from $69,000 in the year ago period as the Company continues to benefit from lower financing costs due to prime rate cuts and lower principal due to debt repayments.  Interest expense should continue to decline as the Company continues to reduce loan debt.   Net income per share for the quarter ended February 24, 2002 was $0.01 versus a loss per share of $(0.22) for the year-ago quarter on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $319,000 during the first quarter of fiscal 2002 versus $69,000 net use of funds in the year-ago period.  Cash provided in operating activities principally represents net income, adjusted for depreciation and amortization of $194,000,  a decrease in accounts receivable and inventories of $164,000 and $5,000, respectively, a decrease in NMF receivables (net of liabilities) of $49,000, an increase in prepaid expenses of $7,000 and an increase in accrued liabilities of $6,000.  This is offset principally by a loss on sale of stores of $53,000, decrease in accounts payable of $61,000, a decrease in deferred revenue of $6,000, and an increase in notes receivable of $91,000.  Investing activities provided $113,000 during the three months ended February 24, 2002, and consisted of  collection of notes receivable of $26,000, proceeds from the sale of property and equipment of $89,000, less $2,000 for purchases of equipment.  In the year ago period, investing activities provided $82,000 because of the collection of notes receivable.  Cash used in financing activities was $148,000 during the three months ended February 24, 2002 and relates to repayments under the Company's  borrowings.   During the period ended February 25, 2001, cash used by financing activities of $37,000, relates to repayments under the Company's borrowings.  The net increase in cash and equivalents was $285,000 in fiscal 2002 versus a decrease in cash and equivalents of ($24,000) in the period ended February 25, 2001.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

None

(a)  EXHIBITS

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

(b)  REPORTS ON FORM 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 08, 2002	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer

EX-27.1

FINANCIAL DATA SCHEDULE 5  THIS FINANCIAL DATA SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE FINANCIAL STATEMENTS OF BAB, INC. FOR THE THREE MONTH PERIOD ENDED FEBRUARY 25, 2001 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

<PERIOD-TYPE>	3-MOS
<FISCAL YEAR-END>	NOV-24-2002
<PERIOD-START>	NOV-26-2001
<PERIOD-END>	FEB-24-2002
<CASH>	791,802
<SECURITIES>
<RECEIVABLES>	612,079
<ALLOWANCES>	(153,863)
<INVENTORY>	114,090
<CURRENT ASSETS>	1,737,349
<PP&E>	2,717,747
<DEPRECIATION>	(1,716,299)
<TOTAL-ASSETS>	8,217,713
<CURRENT-LIABILITIES>	1,610,192
<BONDS>	1,898,443
<PREFERRED-MANDATORY>
<PREFERRED>
<COMMON>	13,507,669
<OTHER-SE>	(8,798,591)
<TOTAL-LIABILITY-AND-EQUITY>	8,217,713
<SALES>	1,118,048
<TOTAL-REVENUES>	2,147,017
<CGS>	363,181
<TOTAL-COSTS>	2,122,752
<OTHER-EXPENSES>
<LOSS-PROVISION>
<INTEREST-EXPENSE>	42,359
<INCOME-PRETAX>	12,934
<INCOME-TAX>	-
<INCOME-CONTINUING>	12,934
<DISCONTINUED>
<EXTRAORDINARY>
<CHANGES>
<NET-INCOME>	12,934
<EPS-BASIC>	0.01
<EPS-DILUTED>	0.01