Form 10QSB
period 2002-05-26
BAB INC
filed 2002-07-10
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 26, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  July 10, 2002, BAB, Inc. had : 1,881,113 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

May 26, 2002

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 270,931	$ 956,865
Receivables
Accounts receivable, net of allowance for doubtful accounts of $141,108	419,830
National Marketing Fund contributions receivable from franchisees and stores	99,194
Notes receivable	154,801
Inventory	104,044
Assets held for sale	8,750
Prepaid and other current	132,971
--------------
Total current assets	1,876,455
--------------
Property and equipment, net of accumulated depreciation of $1,813,954	926,484
Notes receivable net of allowance	454,632
Patents, trademarks and copyrights, net of accumulated amortization of $320,157	812,763
Goodwill, net of accumulated amortization of $404,339	2,338,925
Franchise contract rights, net of accumulated amortization of $526,705	1,545,578
Other, net of accumulated amortization of $568,290	208,590
----------------
Total Assets	$8,163,427
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 197,495
Accrued liabilities	388,965
Accrued professional and other services	105,997
Unexpended National Marketing Fund contributions	388,564
Current portion of long-term debt	208,615
Deferred revenue	275,907
--------------
Total current liabilities	1,565,543
--------------
Noncurrent liabilities
Long-term debt, net of portion included in current liabilities	1,839,063
--------------
Total noncurrent liabilities	1,839,063
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,800
Treasury stock	(45,913)
Accumulated deficit	(9,890,735)
----------------
Total stockholders' equity	4,758,821
----------------
Total Liabilities and Stockholders' Equity	$ 8,163,427
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		6 months ended
	May 26, 2002	May 27, 2001	May 26, 2002	May 27, 2001
REVENUES
Net sales by Company-owned stores	$1,008,795	$ 1,803,531	$ 2,126,843	$ 3,526,187
Royalty fees from franchised stores	693,291	666,434	1,353,775	1,303,545
Licensing fees and other income	269,125	417,849	474,310	647,376
Franchise and area development fees	99,500	107,500	262,800	162,500
	------------	------------	------------	------------
TOTAL REVENUES	2,070,711	2,995,314	4,217,728	5,639,608
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	318,767	611,044	681,949	1,243,121
Store payroll and other operating expenses	789,834	1,300,054	1,670,994	2,601,279
Selling, general, and administrative expenses
Payroll-related	355,752	447,220	730,053	915,263
Occupancy	48,858	44,410	88,309	86,225
Advertising and promotion	44,455	80,261	82,651	130,438
Professional service fees	71,004	100,946	133,254	206,946
Franchise-related expenses	11,356	15,322	24,253	20,262
Depreciation and amortization	183,391	217,378	377,009	441,196
Travel	25,394	44,502	54,062	108,032
Provision for Uncollectible Accounts	21,029	99,566	41,782	127,590
Other	117,725	194,739	224,136	378,145
	------------	------------	------------	------------
Total Operating Costs and Expenses	1,987,565	3,155,442	4,108,452	6,258,497
	------------	------------	------------	------------
Income (Loss) before interest	$83,146	$(160,128)	$109,276	$(618,889)
Interest expense	(43,367)	(64,737)	(85,727)	(134,219)
Interest income	9,964	17,105	39,127	47,208

Provision for Income Taxes	-	-
	------------	------------	------------	------------
Net Income ( Loss)	$49,743	$(207,760)	$62,676	$(705,900)
Basic and diluted Net Income ( Loss) per share	$ 0.02	$(0.09)	$ 0.03	$(0.32)
	------------	------------	------------	------------
Weighted average number of shares outstanding- basic	2,226,123	2,237,640	2,226,123	2,237,640
Weighted average number of shares outstanding- fully diluted	2,246,167	2,237,640	2,246,167	2,237,640
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	6 months ended
	May 26, 2002	May 27, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$ 62,676	$ (705,900)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	377,010	441,197
Provision for uncollectible accounts	41,782	127,590
(Increase) decrease in
Trade accounts receivable	160,850	232,263
National Marketing Fund contributions receivable	119,218	(22,866)
Inventories	15,281	81,404
Loss on sale of property and equipment	52,851	-
Prepaid expenses and other assets	(46,881)	146,695
Increase (decrease) in
Accounts payable	(65,494)	(47,737)
Accrued professional and other services	(758)	2,666
Reserve for closed store expenses	-	-
Accrued liabilities	(56,098)	(127,298)
Notes receivable	(90,759)	-
Unexpended National Marketing Fund franchisee contributions	(21,281)	59,381
Deferred revenue	(25,891)	30,000
Other	-	(48,102)
	----------	----------
Total Adjustments	459,830	875,193
	----------	----------
Net Cash Provided by Operating Activities	522,506	169,293

Cash Flows from Investing Activities
Collection of notes receivable	58,760	42,012
Purchases of property and equipment	(24,184)	(45,291)
Proceeds from sale of property and equipment	89,300	145,155
	----------	----------
Net Cash Provided by Investing Activities	123,876	141,876

Cash Flows from Financing Activities
Debt repayments	(196,781)	(152,277)
	----------	----------
Net Cash Used in Financing Activities	(196,781)	(152,277)
	----------	----------
Net Increase in Cash and Cash Equivalents	449,601	158,892

Cash and Cash Equivalents, Beginning of Year	507,264	348,256
	--------	--------
Cash and Cash Equivalents, End of Second Quarter	$ 956,865	$ 507,148
	=======	=======

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

Certain items in prior year financial statements have been reclassified to conform to the presentation used in our current fiscal year 2002.

2. Stores Open and Under Development

Stores which have been opened at May 26, 2002 are as follows:

Stores opened:
Company-owned	6
Franchisee-owned	174
Licensed	51
----
Total	231

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units, were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such similar assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $9,000 and $537,000 and were recorded as current assets as of May 26, 2002 and May 27, 2001, respectively.  The remaining assets held for sale on May 26, 2002 consisted of equipment only.  The remaining assets held for sale on May 27, 2001 represented four stores and some equipment.

4. Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted earnings (loss) per share:

	6 months ended
	May 26, 2002	May 27, 2001

Numerator
Net income (loss)	$62,676	$(705,900)
	-----------	-----------
Numerator for basic and diluted earnings (loss) per share - earnings (loss) attributable to common shareholders	$62,676	$(705,900)

Denominator
Weighted average outstanding shares - Basic	2,226,123	2,237,640
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	20,044	0
Weighted average outstanding shares - Fully diluted	2,246,167	2,237,640
Earnings (Loss) per share basic and fully diluted	$0.03	$(0.32)

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserves 275,000 shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  As of May 26, 2002, 150,000 options have been issued.   95,000 options were issued with an exercise price of $0.19 per share, and 55,000 options at an exercise price of  $0.25 per share.  Of the 55,000 options issued, 20,000 vest immediately and 35,000 shares vest annually 1/3, 1/3 and 1/3 beginning 5/24/03.  Of the 150,000 options issued,  3,500 options have been exercised as of May 26, 2002.

6. Acquisitions and Dispositions

During the first six months of fiscal 2002, the Company sold two stores.  One store identified as part of the restructuring described in Note 3 above and one additional store. The stores were sold at a combined loss of $53,000, which is included in licensing fees and other income.  The Company-owned stores were converted to franchise owned units.

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

General

The Company was started in  November 1992, and now includes 6 Company-owned stores and 225 franchised and licensed units at May 26, 2002.  Units in operation at May 27, 2001 included 12 Company-owned stores and 223 franchised and licensed units.  System-wide revenues in the first six months of fiscal 2002 were $30 million compared to $32 million in the year ago period.

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

During the fourth quarter of fiscal 1999, management identified 13 under-performing stores which were operating at a loss and which, based on the estimated future cash flows, were considered to be impaired. In accordance with the Financial Accounting Standards Board Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and the Emerging Issues Task Force Issue No. 94-3, "Liability Recognition of Costs to Exit an Activity," management recorded a provision for impairment of assets and store closures which totaled approximately $1,600,000. Approximately $1,236,000 represented a non cash write-down of property and equipment, $113,000 was related to the write down of intangible assets and the remainder represented a reserve for severance and other costs. In addition, the Company wrote down and reserved $1,044,000 of franchise-related receivables pertaining to closed stores during 1999. Of the 13 identified stores,  1 was closed in fiscal 1999, 7 were closed or sold during fiscal 2000, 3 were closed or sold during fiscal 2001 and 1 was sold during the first quarter of 2002.  The remaining store is incurring insignificant losses and is cash flow positive and thus it may be retained.

Despite the increase in both franchise and licensed operations, and the acquisition of Jacobs Bros., the Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At May 26, 2002, the Company had 22 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 27 at the end of the second quarter of 2001.

Results of Operations

Three Months Ended May 26, 2002 versus Three  Months Ended May 27, 2001.

In the three months ended May 26, 2002, the Company reported income of $50,000 versus a loss for the same quarter fiscal 2001 of ($208,000).   Total revenues decreased 30.9% to $2,071,000 in the second quarter 2002 from $2,995,000 in the prior year quarter.  Net sales by Company stores totaled $1,009,000 during the second quarter 2002 compared to $1,804,000 in the second quarter 2001.

The decrease in total revenues of $924,000 from second quarter 2001 to second quarter 2002 is primarily due to a $794,000 decrease in Company-owned store revenues, a decrease in licensing and other fees of $149,000, a slight decrease in franchise and area development fees of $8,000 which is offset by an increase in royalty revenue of $27,000.  The decrease in revenue from Company-owned stores from the second quarter 2001 to the second quarter 2002 is due to the fact Company-owned stores in operation decreased from 12 at May 27, 2001, to 6 for the period ended May 26, 2002.  Licensing fees and other income decreased primarily due to a $110,000 gain on the sale of two Company-owned stores for the period ended May 27, 2001.

Royalties increased by 4% to $693,000  from $666,000 for the year ago period and licensing fees and other income decreased by 35.7% to $269,000 from $418,000, from the year-ago period.   Finally, franchise and area development fee revenue decreased by 7.4% to $100,000 from $108,000 in the year-ago period.

Six Months Ended May 26, 2002 versus Six  Months Ended May 27, 2001.

In the six months ended May 26, 2002 the Company reported income of $63,000.  The Company reported a loss of ($706,000) for the same period in 2001.

Total revenues decreased by  $1,422,000 from the first half of fiscal  2001 as compared to the first half of 2002 due primarily to a decrease in Company-owned store revenues of $1,399,000 and licensing fees and other income of $173,000, offset by increases in royalty and franchise fee revenue.  The decrease in revenue from Company-owned stores from the first half of fiscal 2001 to the first half of fiscal 2002 is due to the fact that the number of company-owned stores in operation for the full six months went from 12 for the period ended May 27, 2001, to 6 for the period ended May 26, 2002.

Royalty revenue increased by 3.9% to $1,354,000 for the fiscal period ended May 26, 2002 versus $1,304,000 for the fiscal period ended May 27, 2001 and licensing fees and other income decreased by 26.7% to $474,000 from $647,000 for the year-ago period.    The reduction in licensing fees and other income reflects a $53,000 loss on the sale of two Company-owned stores for fiscal 2002 and a gain of $110, 000 for the sale of two Company-owned stores in fiscal 2001.  Finally, franchise and area development fee revenue increased by 61.7% to $263,000 versus $163,000 in the year-ago period.

The Company's continued emphasis on cost control and conversion of Company-owned stores to franchises resulted in a decrease of selling, general and administrative expenses net of depreciation and amortization of $594,000 or 30% in the first half of fiscal 2002 versus the year ago period.  Income from operations was $109,000 in the first half of fiscal 2002 versus a loss of ($619,000) generated in the prior year period.  Interest expense decreased to $86,000 from $134,000 in the year ago period as the Company continues to benefit from lower financing costs due to prime rate cuts and lower principal due to debt repayments.  Interest expense should continue to decline as the Company continues to reduce loan debt.   Net income per share for the six months ended May 26, 2002 was $0.03 versus a loss per share of $(0.32) for the year-ago period on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $523,000 during the first quarter of fiscal 2002 versus $169,000  in the year-ago period.  Cash provided from operating activities primarily represents net income of $63,000, adjusted for depreciation and amortization of $377,000,  a decrease in accounts receivable and inventories of $203,000 and $15,000, respectively, an increase in NMF receivables (net of liabilities) of $98,000, an increase in prepaid expenses of $47,000 and a decrease in accrued liabilities of $57,000.  This is offset principally by a loss on sale of stores of $53,000, decrease in accounts payable of $65,000, a decrease in deferred revenue of $26,000, and a decrease in notes receivable of $91,000.  Investing activities provided $124,000 during the six months ended May 26, 2002, and consisted of  collection of notes receivable of $59,000, proceeds from the sale of property and equipment of $89,000, less $24,000 for purchases of equipment.  In the year ago period, investing activities provided $142,000 because of the collection of notes receivable.  Cash used in financing activities was $197,000 during the six months ended May 26, 2002 and relates to repayments under the Company's  borrowings.   During the period ended May 27, 2001, cash used by financing activities of $152,000, relates to repayments under the Company's borrowings.  The net increase in cash and equivalents was $450,000 in fiscal 2002 versus an increase in cash and equivalents of $159,000 in the period ended May 27, 2001.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held May 23, 2002.  Each of the proposals passed.

1.  Election of directors (Management's nominees)

	For	Withheld
Michael W. Evans	2,096,251	32,850
Michael K. Murtaugh	2,094,419	34,682
David L. Epstein	2,108,274	20,827
Robert B. Nagel	2,108,249	20,852

2.  Appointment of Blackman Kallick Bartlestein, LLP as independent auditors for the fiscal year ended November 24, 2002.

For	2,098,033
Against	29,288
Abstain	1,780

ITEM 5.	OTHER INFORMATION

On June 30, 2002, the Company entered into an agreement with Planet Zanett in which it agreed to make three principal prepayments, one made on June 30, 2002, for $250,000, one to be made on September 30, 2002 for $50,000 and the remaining prepayment to be made December 31, 2002 for $50,000, in exchange for an extension of the promissory note maturity date from October 18, 2003 to October 18, 2004.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed herewith.

[ii] 3.1	Certificate of Incorporation of the Company
[ii] 3.2	Bylaws of the Company
[i] 10.1	Form of Franchise Agreement
[i] 10.2	Form of Franchise Agreement-Satellite
[i] 10.3	Form of Franchise Agreement-Wholesale
[i] 10.4	Form of Area Development Agreement

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)
[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

(b)  REPORTS ON FORM 8-K

Purchase of Company stock filed on July 8, 2002.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: May 26, 2002	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer