Form 10QSB
period 2002-08-25
BAB INC
filed 2002-10-09
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 25, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  October 9, 2002, BAB, Inc. had : 1,881,113 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

August 25, 2002

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $ 294,086	$ 936,518
Receivables
Accounts receivable, net of allowance for doubtful accounts of $89,823	418,484
National Marketing Fund contributions receivable from franchisees and stores	87,267
Notes receivable	118,900
Inventory	97,225
Assets held for sale	8,750
Prepaid and other current	168,633
--------------
Total current assets	1,835,777
--------------
Property and equipment, net of accumulated depreciation of $1,902,343	877,028
Notes receivable net of allowance	489,500
Patents, trademarks and copyrights, net of accumulated amortization of $336,553	796,367
Goodwill, net of accumulated amortization of $421,448	2,321,780
Franchise contract rights, net of accumulated amortization of $526,705	1,519,674
Other, net of accumulated amortization of $590,738	186,142
----------------
Total Assets	$8,026,268
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 130,714
Accrued liabilities	456,572
Accrued professional and other services	105,997
Unexpended National Marketing Fund contributions	402,381
Current portion of long-term debt	314,183
Deferred revenue	308,334
--------------
Total current liabilities	1,718,181
--------------
Noncurrent liabilities
Deferred revenue	46,000
Long-term debt, net of portion included in current liabilities	1,433,452
--------------
Total noncurrent liabilities	1,479,452
--------------
Stockholders' Equity
Common stock	13,507,669
Additional paid-in capital	1,187,800
Treasury stock	(45,913)
Accumulated deficit	(9,820,921)
----------------
Total stockholders' equity	4,828,635
----------------
Total Liabilities and Stockholders' Equity	$ 8,026,268
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		9 months ended
	August 25, 2002	August 26, 2001	August 25, 2002	August 26, 2001
REVENUES
Net sales by Company-owned stores	$957,387	$ 1,477,189	$ 3,084,230	$ 5,003,376
Royalty fees from franchised stores	664,504	733,378	2,018,279	2,036,922
Licensing fees and other income	299,429	130,548	773,739	781,079
Franchise and area development fees	100,080	46,500	362,880	209,000
	------------	------------	------------	------------
TOTAL REVENUES	2,021,400	2,387,615	6,239,128	8,030,377
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	294,904	507,916	976,852	1,751,038
Store payroll and other operating expenses	807,923	1,114,504	2,476,497	3,715,785
Selling, general, and administrative expenses
Payroll-related	353,758	394,321	1,083,811	1,309,584
Occupancy	49,237	42,632	146,927	128,857
Advertising and promotion	46,360	48,220	129,011	178,657
Professional service fees	67,946	101,990	201,200	308,936
Franchise-related expenses	28,985	(1,469)	53,238	18,793
Depreciation and amortization	170,282	201,186	547,291	642,382
Travel	14,699	34,824	68,761	142,855
Provision for Uncollectible Accounts	18,048	130,822	59,831	258,412
Other	113,076	149,202	328,904	507,830
	------------	------------	------------	------------
Total Operating Costs and Expenses	1,965,218	2,724,148	6,072,323	8,963,129
	------------	------------	------------	------------
Income (Loss) before interest	$56,182	$(336,533)	$166,805	$(932,752)
Interest expense	(40,899)	(58,854)	(126,626)	(193,073)
Interest income	10,837	13,805	45,207	38,343
Other	42,348	(2,021)	47,105	(2,021)
	------------	------------	------------	------------
Net Income ( Loss) Before Income Taxes	$68,468	$(383,603)	$132,491	$(1,089,503)
Income Tax		(180,000)		(180,000)
	------------	------------	------------	------------
Net Income ( Loss)	$68,468	$(563,603)	$132,491	$(1,269,503)
Basic and diluted Net Income ( Loss) per share	$ 0.03	$(0.25)	$ 0.06	$(0.57)
	------------	------------	------------	------------
Weighted average number of shares outstanding- basic	2,226,123	2,237,640	2,226,123	2,237,640
Weighted average number of shares outstanding- fully diluted	2,240,754	2,237,640	2,240,754	2,237,640
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended
	August 25, 2002	August 26, 2001
Cash Flows from Operating Activities
Net Income (Loss)	$132,491	$ (1,269,503)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	547,293	642,382
Provision for uncollectible accounts	59,831	258,412
Provision for deferred taxes	-	180,000
(Increase) decrease in
Trade accounts receivable	144,145	102,504
National Marketing Fund contributions receivable	131,145	95,195
Inventories	22,100	83,966
Loss on sale of property and equipment	52,851	-
Prepaid expenses and other assets	(82,542)	227,482
Increase (decrease) in
Accounts payable	(132,276)	(318,117)
Accrued professional and other services	(758)	71,898
Accrued liabilities	11,510	(325,510)
Reserve for closed store leases	-	(58,731)
Notes receivable	(103,101)	-
Unexpended National Marketing Fund franchisee contributions	(7,464)	(40,952)
Deferred revenue	52,535	110,000
Other	-	(64,658)
	----------	----------
Total Adjustments	695,269	963,871
	----------	----------
Net Cash Provided (Used) by Operating Activities	827,760	(305,632)

Cash Flows from Investing Activities
Collection of notes receivable	72,134	236,293
Purchases of property and equipment	(63,117)	(76,422)
Proceeds from sale of property and equipment	84,600	179,202
Proceeds from sale/disposal of assets held for resale	4,700	333,281
	----------	----------
Net Cash Provided by Investing Activities	98,317	672,354

Cash Flows from Financing Activities
Debt repayments	(496,823)	(309,538)
	----------	----------
Net Cash Used in Financing Activities	(496,823)	(309,538)
	----------	----------
Net Increase in Cash and Cash Equivalents	429,254	57,184

Cash and Cash Equivalents, Beginning of Year	507,264	348,256
	--------	--------
Cash and Cash Equivalents, End of Third Quarter	$ 936,518	$ 405,440
	=======	=======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

BAB, Inc. (the Company) has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned  "Big Apple Bagels"   concept stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999.   The company continues to operate three stores with the Jacobs Bros. name.

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

2. Stores Open and Under Development

Stores which have been opened at August 25, 2002 are as follows:

Stores opened:
Company-owned	6
Franchisee-owned	175
Licensed	34
Under Development	10
----
Total	225

3. Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units, were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such similar assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $9,000 and $204,000 and were recorded as current assets as of August 25, 2002 and August 26, 2001, respectively.  The remaining assets held for sale on August 25, 2002 consisted of equipment only.  The remaining assets held for sale on August 26, 2001 represented four stores and some equipment.

4. Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted earnings (loss) per share:

	9 months ended
	August 25, 2002	August 26, 2001

Numerator
Net income (loss) attributable to common shareholders	$132,000	$(1,270,000)

Denominator
Weighted average outstanding shares - Basic	2,226,123	2,237,640
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	14,631	-
Weighted average outstanding shares - Fully diluted	2,240,754	2,237,640
Earnings (Loss) per share basic and fully diluted	$.06	$(0.57)

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserves 275,000 shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  As of August 25, 2002, 150,000 options have been issued.   95,000 options were issued with an exercise price of $0.19 per share, and 55,000 options at an exercise price of  $0.25 per share.  Of the 55,000 options issued, 20,000 vest immediately and 35,000 shares vest annually 1/3, 1/3 and 1/3 beginning 5/24/03.  Of the 150,000 options issued,  3,500 options have been exercised as of August 25, 2002.

6. Acquisitions and Dispositions

During the first nine months of fiscal 2002, the Company sold two stores.  One store identified as part of the restructuring described in Note 3 above and one additional store. The stores were sold at a combined loss of $53,000, which is included in licensing fees and other income.  The Company-owned stores were converted to franchise owned units.

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

General

The Company was started in  November 1992, and now includes 6 Company-owned stores, 209 franchised and licensed units, and 10 franchise units under development at August 25, 2002.  Units in operation at August 26, 2001 included 9 Company-owned stores, 220 franchised and licensed units, and 5 franchise units under development.  System-wide revenues in the nine months ended August 26, 2002 were $47 million compared to $50 million in the year ago period.

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

The Company continues to control expenses in payroll, occupancy and overhead costs in the corporate offices. At August 25, 2002, the Company had 22 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 26 at the end of the third quarter of 2001.

Results of Operations

Three Months Ended August 25, 2002 versus Three  Months Ended August 26, 2001.

In the three months ended August 25, 2002, the Company reported income of $68,000, versus a loss for the same quarter fiscal 2001 of ($564,000).   Total revenues decreased 15% to $2,021,000 in the third quarter 2002 from $2,388,000 in the prior year quarter.  Net sales by Company stores totaled $957,000 during the third quarter 2002 compared to $1,477,000 in the third quarter 2001.

The decrease in total revenues of $367,000 from third quarter 2001 to third quarter 2002 is primarily due to a $520,000 decrease in Company-owned store revenues, a slight decrease in royalty revenue of $69,000 which is offset by an increase in licensing and other fees of $169,000,which included a loss on Company-owned stores of $113,000 in fiscal 2001, and an increase in franchise and area development fees of $53,000.

The decrease in revenue from Company-owned stores from the third quarter 2001 to the third quarter 2002 is primarily due to the decrease in the number of  Company-owned stores in operation during the same quarter 2002 and 2001.    Company-owned store cost of sales and payrolls were down in the third quarter 2002 by $213,000 and $240,000, respectively.  Cost of sales as a percentage of Company-owned store sales revenue was 31% for third quarter 2002 as compared to 34% for the same period 2001.  Company-owned store payrolls were 38% of company-owned store revenues for third quarter 2002 as compared to 41% for the same period in 2001.

Nine Months Ended August 25, 2002 versus Nine  Months Ended August 26, 2001.

In the nine months ended August 25, 2002 the Company reported income of $132,000 versus a loss of ($1,270,000) for the same period in 2001.  Total revenues decreased by  $1,791,000 for the nine months ending August 25,  2002 as compared to the nine months ending August 26, 2001 due primarily to a decrease in Company-owned store revenues of $1,919,000, a slight decrease in royalty revenue of $19,000 and licensing fees and other income of $7,000, offset by an increase in franchise fee revenue of $154,000.

The decrease in revenue from Company-owned stores for the nine months ending August 25, 2002  compared to the same period 2001 is primarily due to a decrease in the number of Company-owned stores.  The decrease in revenue relating to closed or sold stores for the nine months of fiscal 2002 is $1,440,000.  In addition, wholesale revenues decreased by $337,000 as the Company eliminated sales to less profitable customers.  Same store revenues were down approximately $142,000 for the first nine months of fiscal 2002 as compared to the same period 2001.

Royalty revenue and license fees and other income remained relatively flat for the nine months ending August 25, 2002 as compared to the nine months ended August 26, 2001.  Franchise fee revenues increased in the first nine months ending fiscal 2002 as compared to same period 2001 by $154,000 due to the increase in the number of franchise locations opened in this period versus the same period 2001.  In fiscal 2002, 10 new franchise locations were opened as compared to 6 for the same period 2001.

The Company's continued emphasis on cost control and conversion of Company-owned stores to franchises resulted in a decrease in most expenses.  Expenses for corporate payroll, advertising and promotion, travel, insurance and professional fees have all been reduced in aggregate by $510,000, or 24%, for the nine months ending August 25, 2002 as compared to August 26, 2001.  Another area that management has taken a more active role during fiscal 2002 is accounts receivable.  This has resulted in a reduction of bad debt expense of $199,000 for the first nine months of fiscal 2002, as compared to the same period 2001.  Overall, operating expenses have declined to $6,072,000 for the nine months of fiscal 2002 as compared to $8,963,000 for the same period 2001.

Interest expense decreased to $127,000 from $193,000, or 34%, from the year ago period as the Company continues to benefit from lower financing costs due to prime rate cuts and debt repayments.  Interest expense should continue to decline as the Company continues to reduce it's debt.   Net income per share for the nine months ended August 25, 2002 was $0.06 versus a loss per share of $(0.57) for the year-ago period on both a basic and fully diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $828,000 during the first nine months of fiscal 2002 versus cash used by operations of $306,000  in the year-ago period.  Cash provided from operating activities primarily represents net income of $132,000, adjusted for depreciation and amortization of $547,000, the provision for doubtful accounts of $60,000 and the loss on sale of stores of $53,000.  Sources of funds were provided by a decrease in accounts receivable and inventories of $144,000 and $22,000, respectively, a decrease in NMF receivables (net of liabilities) of $124,000, an increase in accrued liabilities of $12,000 and an increase in deferred revenue of $52,000.  This is offset for uses of funds principally by a decrease in accounts payable of $132,000, an increase in prepaid expenses of $83,000,  and an increase in notes receivable of $103,000.  Investing activities provided $98,000 during the nine months ended August 25, 2002, and consisted of  collection of notes receivable of $72,000, proceeds from the sale of property and equipment of $89,000, less $63,000 for purchases of equipment.  In the year ago period, investing activities provided $672,000 from collection of notes receivable and proceeds from asset sales.  Cash used in financing activities was $497,000 during the nine months ended August 25, 2002 due to debt repayments.  During the period ended August 26, 2001, cash used in financing activities was $310,000, also due to debt repayments.  The net increase in cash and equivalents was $429,000 in fiscal 2002 versus an increase in cash and equivalents of $57,000 in the period ended August 26, 2001.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

On June 30, 2002, the Company entered into an agreement with Planet Zanett in which it agreed to make three principal prepayments, one payment was made on June 30, 2002, for $250,000, one payment was made on September 30, 2002 for $50,000 and the remaining prepayment will be made December 31, 2002 for $50,000, in exchange for an extension of the promissory note maturity date from October 18, 2003 to October 18, 2004.

On September 6, 2002, 345,010 shares of BAB Inc. Common stock were received by the Company from Bruno Guazzoni for a 15 year note in the amount of $323,872 at 6.75% interest.  The first payment of $35,000 was due and paid on October 1, 2002, and payments of $35,000 will be made each October 1st for the next 14 years.  On September 13, 2002, the 345,010 shares of BAB Inc. Common stock were retired.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

The following exhibits are filed herewith.

[ii] 3.1	Certificate of Incorporation of the Company
[ii] 3.2	Bylaws of the Company
[i] 10.1	Form of Franchise Agreement
[i] 10.2	Form of Franchise Agreement-Satellite
[i] 10.3	Form of Franchise Agreement-Wholesale
[i] 10.4	Form of Area Development Agreement
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)
[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

(99.1)

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-Q for the period ended August 25, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 9, 2002                                                                        By:          /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                    Chief Executive Officer

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-Q for the period ended August 25, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Compnay, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 9, 2002                                                                        By:          /s/ JEFFREY M. GORDEN                                                                                                                                   Jeffrey M. Gorden,                                                                                                                                    Chief Financial Officer

(b)  REPORTS ON FORM 8-K

None

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 9, 2002	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer