Form 10KSB
period 2002-11-30
BAB INC
filed 2003-02-27
CIK 1123596

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2002
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

$8,550,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $937,367 based on 3,177,516 shares held by nonaffiliates as of February 18, 2003 and the average of the closing bid ($0.19) and asked ($0.40) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,542,452 shares of Common Stock, as of February 18, 2003.

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

  OVERVIEW

BAB, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee trade names. At November 30, 2002, the Company had 214 units in operation in 27 states, one Canadian province, Egypt, Peru and U.A.E.. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with HMS Host (HMS), Mrs. Fields Famous Brands (Mrs. Fields), Alonti Cafe and Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The Big Apple Bagels brand franchise and Company-owned stores feature daily baked "from scratch" bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed Big Apple Bagels units serve the Company's par-baked frozen bagel products, freshly baked daily and related products. The My Favorite Muffin brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products. The Company's Brewster's Coffee unit is a specialty coffee shop featuring a variety of premium arabica bean coffees--freshly brewed or in bulk--and related products. Big Apple Bagels units are concentrated in the Midwest and Western United States, while My Favorite Muffin units are clustered in the Middle Atlantic States and Florida. Brewster's Coffee units are currently located in Ohio. The Brewster's coffee products are featured in all Company-owned and many of the franchised units.

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

Operating Income

The Company reported income of $326,000 for the year ended November 30, 2002, and a  loss of ($1,090,000) for the year ended November 25, 2001.  The Company believes that with its continued strong focus on franchising and licensing operations and selected investment in its Company-owned stores, it will continue to be profitable.  The Company will continue to review and institute cost controls where deemed necessary and continue to review and if necessary sell or close under-performing Company-owned stores.

Food Service Industry

Food service businesses are often affected by changes in consumer tastes; national, regional, and local economic conditions; demographic trends; traffic patterns; and the type, number and location of competing restaurants. Multi-unit food service chains, such as the Company's, can also be substantially adversely affected by publicity resulting from problems with food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. Such businesses are also subject to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could negatively affect the availability, quality and cost of ingredients and other food products. In addition, factors such as inflation, increased food and labor costs, regional weather conditions, availability and cost of suitable sites and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

CUSTOMERS

The Company-owned stores sell to the general public; therefore the Company is not dependent on a particular customer or small group of customers.  Regarding the Company's franchising operation, the franchisees represent a varied geographic and demographic group.  Among some of the primary services the Company provides to its franchisees are time-tested, successful recipes, bulk purchasing discounts, food service knowledgeable personnel and brand recognition.

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc. and Hawkeye Food Service Distributors.  The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are readily available from other sources.

LOCATIONS

The Company has 6 Company-owned stores, 176 franchised locations and 32 licensees.   Of the 214 locations, 204 are located in 27 states and 10 units are in International locations including Canada, Egypt, Peru and U.A.E..

   STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake "from scratch" over 18 varieties of fresh bagels and offer up to 20 varieties of cream cheese spreads.  Licensed units under HMS serve the Company's par-baked frozen bagel products, freshly baked daily. Stores also offer a variety of breakfast and lunch bagel sandwiches, soups, various dessert items, and gourmet coffees and other beverages. A typical Big Apple Bagels franchise or Company-owned store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent. Licensed units are generally located in airports, travel plazas, hotels and universities.

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

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, Big Apple Bagels ("BAB") and MFM franchisees are members of a national marketing fund requiring an ongoing 1% contribution based on net sales. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000 and $15,000 for satellite and kiosk stores.

The Company's current  Uniform Franchise Offering Circular  provides for, among other things, the opportunity for prospective franchisees to enter into a preliminary agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this preliminary agreement is $10,000. If a site is not located and approved by the franchiser within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-KSB.

The Company's franchise agreements provide a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of 10 years with the right to renew. A franchisee is required to be in operation not later than 10 months following the signing of the franchise agreement.

Area development agreements, which may be granted to new or existing franchisees, provide that a franchisee may open a predetermined number of concept stores within a defined geographic area (an "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to the signing of the area development agreement and varies by agreement as to size of the area, the number of stores required, and the schedule for store development and opening. The Company's current area development fee is $5,000 per store to be developed. As additional franchise agreements are executed additional franchise fees are collected. The area development fee is not refundable if no franchise agreement is executed.

The Company currently advertises its franchising opportunities at franchise trade shows and in directories, newspapers, the internet and business opportunity magazines worldwide. In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

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

The Company believes the most direct competitors of its bagel concept units are Bruegger's Bagel Bakery, and New World Coffee-Manhattan Bagel Inc. who operates under Einstein Bros. Bagels, Noah's NY Bagel, Manhattan Bagel Bakery and Chesapeake Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may be expected to compete with the Company. There is not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company competes against numerous small, independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts and McDonald's, that offer bagels and muffins as part of their breakfast food offerings and supermarket bakery sections.  In particular, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of taste, food quality, convenience, customer service and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer taste, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some, or all, of its area developers and franchisees to be adversely affected.

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel store business include franchises offered by New World Coffee-Manhattan Bagel Inc.  The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation may be affected not only by the performance of Company-owned stores but also by the performance of its franchise stores, over which the Company has limited control.

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

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements.   In February 1999 the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

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

The Company and its franchisees are required to comply with federal, state and local government regulations applicable to consumer food service businesses, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, and citizenship requirements, as well as regulations relating to zoning, construction, health and business licensing. Each store is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Company-owned or franchise store, and failure to remain in compliance with applicable regulations could cause the temporary or permanent closing of an existing store. The Company believes that it is in material compliance with these provisions. Continued compliance with these federal, state and local laws and regulations is costly but essential, and failure to comply may have an adverse effect on the Company and its franchisees.

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

EMPLOYEES

As of November 30, 2002, the Company employed 107 persons, consisting of  83 working in the Company-owned stores, of which 42 are part-time employees. The remaining employees are responsible for Corporate oversight and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,300 square feet, is located in Chicago, Illinois and is leased pursuant to a lease expiring in June 2004.  The Company believes that these facilities will be adequate to meet its needs for the remainder of the lease term. Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. (See Note 7 to the audited consolidated financial statements included herein.)

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq SmallCap Market for the two years ended November 30, 2002.  The Company's Common Stock is traded on the NASD OTC-Bulletin Board under the symbol "BABB."  The following numbers have been adjusted for a 4:1 stock split, which was effective January 20, 2003.

BAB, Inc.
YEAR ENDED NOVEMBER 25, 2001	LOW	HIGH
First quarter	.03	.17
Second quarter	.03	.06
Third quarter	.02	.05
Fourth quarter	.02	.06

YEAR ENDED NOVEMBER 30, 2002
First quarter	.04	.09
Second quarter	.04	.09
Third quarter	.05	.10
Fourth quarter	.05	.20

As of February 18, 2003, the Company's Common Stock was held of record by 180 holders. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 20, 2003, is 1,600 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (The Plan).  The Plan reserves 1,100,000 shares of common stock for grant.   During fiscal 2002, 600,000 stock options were granted to directors, officers and employees.  On December 1, 2002, the Committee granted an additional 300,000 options, leaving 200,000 options available for grant.  As of February 18, 2003, there were 32,000 stock options exercised since the initial grant on December 18, 2001.  (See Note 11 in enclosed financial statements for additional information.)

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein has been derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-KSB. The data should be read in conjunction with the consolidated financial statements and notes thereto.  Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements and disclosures contained herein and throughout this Annual Report regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In such cases, we may use words such as "believe," "intend," "expect," "anticipate" and the like.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Company has 6 Company-owned stores and 208 franchised and licensed units as of the end of fiscal 2002. Units in operation at the end of fiscal 2001 included 7 Company-owned stores and 224 franchised and licensed units. System-wide revenues in fiscal 2002 were $64 million compared to $66 million in fiscal 2001.

The Company's revenues are derived primarily from the operation of Company-owned stores, receipt of initial franchise fees and receipt of ongoing royalties paid to the Company by its franchisees.  Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS), and by directly entering into licensing agreements (Mrs. Fields).  The number of licensed units in fiscal 2002 decreased by 25 units as compared to fiscal 2001.   This was primarily a result of closures by HMS in airport locations.  The Company believes that these closures have had no material effect on its consolidated financial operations.

During fiscal 2002, the Company continued to decrease costs in payroll, occupancy and overhead not only at the 6 Company-owned stores, but also in the Corporate Office as well.  At November 30, 2002, the Company had 24 employees at the corporate level to oversee the franchise, licensed and Company-owned store operations, versus 25 at the end of 2001.  The Company continues to lower costs on an absolute basis.  Total operating costs, less provision for uncollectible accounts, depreciation and amortization and a write down in value of assets held for resale, decreased $2,803,000, to $7,330,000 in fiscal 2002 versus $10,133,000 in fiscal 2001.  As noted above, the Company had 7 Company-owned stores at the end of fiscal 2001 and 6 at the end of fiscal 2002.   Management expects that payroll and other operating costs related to Company-owned stores and Corporate will continue to decrease as a percentage of revenue as additional franchises are opened and revenue from licensing and other nontraditional sources is added.

Effective with the 2002 fiscal year end, the Company adopted a month-end reporting beginning November 30, 2002.  This was a change from the prior reporting adopted in 1999 of a 52-53 week period ending on the last Sunday of its fiscal year in November.  The  fiscal year ended  on November 30, 2002, contained 53 weeks whereas fiscal year ended November 25, 2001, contained 52 weeks.

FISCAL YEAR 2002 COMPARED TO FISCAL YEAR 2001

Total revenues from all sources decreased 18.7% to $8,550,000 in 2002 from $10,517,000 in the prior year.  Net sales at Company-owned stores decreased 35.4% to $4,086,000 in fiscal 2002, versus $6,325,000 in fiscal 2001.  The Company sold one store in fiscal 2002 which contributed $94,000 in revenue for 2002, versus $343,000 in 2001.  Wholesale sales decreased by $565,000 in fiscal 2002 due to the elimination of  sales to less profitable customers.  The loss of revenue from the stores closed or sold in fiscal 2001 contributed $1,290,000 to the decrease in 2002 Company-owned store revenues.  Royalty fees from franchise stores remained relatively constant, $2,749,000 in fiscal 2002 versus $2,759,000 in fiscal 2001. Franchise and area development fee revenue was $570,000 in fiscal 2002 versus $330,000 in fiscal 2001.   The increase of $240,000 in franchise and area development revenue for fiscal 2002 was obtained primarily from the number of franchise store openings, 17 in fiscal 2002 versus 13 in fiscal 2001, of which 1 was a re-franchised Company-owned store in 2002 versus and 5 re-franchised Company-owned stores in fiscal 2001.  This increase also included $73,000 of fees related to franchise defaults.  Licensing fees and other income increased to $1,145,000 in fiscal 2002 as compared to $1,102,000 in fiscal 2001.   This increase  was due to an increase in Sign Shop revenues in fiscal 2002,  offset by a decrease in rental revenue in fiscal 2002 and a net loss on sale of company-owned stores versus a gain in the previous year.

Food, beverage and paper costs incurred at Company-owned stores decreased, as a percentage of revenue, from 34.7% in 2001 to 31.6% in 2002.  Store payroll and other Company-owned store costs increased to 77.6% of revenues in fiscal 2002 from 73.3% in fiscal 2001.  The percent increase is the result of   decreased Company-owned store revenues, as evidenced by the fact expenses decreased on an absolute basis.  Food, beverage and paper costs  decreased by $902,000 and store payroll and other Company-owned store operating expenses decreased by $1,464,000 in fiscal 2002 as compared to 2001.

Selling, general and administrative costs were 43.3% of revenue in 2002 as compared to 42.5% in 2001, due primarily to the relatively fixed nature of  some of these expenses in this category and also lower revenues in 2002 versus 2001.  On an absolute basis, selling, general and administrative expenses decreased to $3,700,000 in 2002 versus $4,469,000 in 2001.  The greatest reductions in fiscal 2002, as compared to fiscal 2001, occurred in Corporate and indirect payrolls, a decrease of $156,000.  There was a reduction in depreciation and amortization expense of $131,000, the direct result of fewer Company-owned stores, and an improvement of $99,000 from a reduction in the provision for uncollectible accounts.  Other areas of successful cost reduction for fiscal 2002 included travel, an improvement of $43,000, advertising and promotional, an improvement of $63,000, and professional fees, an improvement of $26,000.  There was a reduction of $130,000 in Other SG&A for fiscal 2002.

Net income from operations for the period ended November 30, 2002 was $387,000 as compared to a loss from operations of ($781,000) in fiscal 2001.   As of the last quarter of fiscal 2002, the Company had 5 consecutive profitable quarters of operations.   The Company's management team has continued to focus on cost control and expanding its franchising network.  The results of management's efforts have been continued bottom-line profitability.   Although total revenues have decreased,  expenses have decreased at a greater rate. Interest expense decreased to $169,000 during 2002 versus $226,000 in 2001 primarily due to a decrease in the outstanding principal balance.  In fiscal 2001, the Company wrote down the value of the assets held for resale of $101,000 and a deferred income tax expense was recorded due to an increase in the valuation allowance of $180,000.  There were no such expense items in 2002.

Net income totaled $326,000 during the current fiscal year as compared to a net loss of ($1,090,000) in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $1,163,000 during fiscal 2002. Cash provided from operating activities principally represents net income, adjusted for depreciation and amortization of $716,000, the loss on sale of property and equipment of $53,000, a loss on write-off of assets of $21,000,  plus the provision for uncollectible accounts of $117,000, a reduction in trade accounts receivable of $110,000, reductions in  inventories of $18,000, and a decrease in National Marketing Fund contributions receivable of $113,000, The cash provided was reduced by a decrease in accounts payable of ($81,000), a decrease in accrued liabilities of ($7,000), an increase in notes receivable of ($55,000), a decrease in deferred revenue of ($51,000), an increase in prepaids and other assets of ($117,000).  In 2001, the net cash used in operating activities totaled $73,000, adjusted for depreciation and amortization of $847,000, the gain on sale of property and equipment of ($47,000), a reduction in assets held for sale of $101,000 plus the provision for uncollectible accounts of $216,000, a reduction in trade accounts receivable of $162,000, reductions in accounts payable, inventories, National Marketing Fund accounts, prepaids and other liabilities of ($460,000) and an increase in deferred revenue and deferred tax expense of $198,000.  Should a decrease in operating cash flow occur, there would be a negative impact on the Company's liquidity.

Cash provided from investing activities during 2002 totaled $130,000, and was provided from the sale of property, equipment and assets held for resale of $89,000, collection of notes receivable in the amount of $116,000 and the offset of purchases of property and equipment of ($75,000).   Cash provided by investing activities in 2001 was $638,000. The two primary sources of cash were the proceeds from the sale of property and equipment and assets held for resale of $455,000 and collections of notes receivable of $273,000, offset by the purchases of property and equipment of ($90,000).

Financing activities used ($681,000) during fiscal 2002 primarily related to the repayment of notes payable.  Financing activities used ($406,000) during fiscal 2001 and consisted primarily of repayments on the line of credit of ($404,000) and purchase of treasury stock of ($2,000).

Subsequent to year-end, the Company made a principal payment to Planet Zanett (PZ) of $100,000.  If the Company pays PZ an additional $200,000 by August 7, 2003, the note due to PZ on October 18, 2004 will be extended to October 18, 2005.   The Company expects to make the payment.

The Company has no financial covenants on any of its outstanding debt.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements, other than the lease commitments disclosed in Note 7.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 in Notes to Financial Statements following).  While all of the significant accounting policies impact the Company's Consolidated Financial Statements, some of the policies may be viewed to be more critical.  These policies are those that are both most important to the portrayal of the Company's financial condition and results of operation and require management's most difficult, subjective or complex judgments and estimates.   Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  The results of judgments and estimates form the basis for making judgments about the Company's value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.   Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its Consolidated Statements.

Revenue Recognition

Systems royalty fees from franchised stores represent a fee of 5% of net retail sales of franchised units. Royalty revenues are recognized on the accrual basis, based on past history, tempered by seasonality  on a franchise-by-franchise basis.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs. In addition, Area development agreement revenue is recognized on a pro rata basis as each store covered by the agreement opens. At the termination of an agreement, any remaining deferred franchise and area development agreement revenue is recognized as such amounts are not refundable.

The Company's revenue recognition policies comply with the criteria set forth in Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."

Long-Lived Assets

Property, plant and equipment are recorded at cost.  Improvements and replacements are capitalized, while expenditures for maintenance and routine repairs that don't extend the life of the asset are charged to expenses as incurred.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  Leasehold improvements and equipment are stated at cost, less accumulated depreciation.  Estimated useful lives for the purpose of depreciation are; machinery, equipment and fixtures - 3 to 7 years, and leasehold improvements - 10 years or term of lease if less.

The Company's intangible assets consist primarily of patents, trademarks, copyrights, franchise contract rights and goodwill.  Patents, trademarks and copyrights are being amortized over 17 years. Franchise contract rights are amortized over varying periods from 8.5 to 20 years. Goodwill recorded as a result of acquisitions was amortized over 40 years through fiscal 2002.  Effective with fiscal 2003, it will be evaluated annually for impairment in accordance with SFAS No. 142.

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of trade receivables.  The Company's trade receivables consist primarily of amounts owed for royalty fees and wholesale product sales.  Amounts due from franchisees represented approximately 60% of the receivable balance at fiscal year end 2002.  Historically, the Company has maintained  adequate reserves for doubtful accounts.  The Company reviews the collectibility of accounts receivable on a regular basis, taking into account customer payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2002, the company has cumulative net operating loss carryforwards expiring between 2011 and 2021 for U.S. federal income tax purposes of approximately $7,949,000.  The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur.  A valuation allowance has been established for $2,878,518 at November 30, 2002 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

The Company had established a full valuation allowance because it felt there was uncertainty as to realization of the net operating loss carryforward deferred tax asset based on historical operating results.  The full valuation allowance existed at the end of fiscal 2002 because the Company felt it appropriate to apply a conservative method until the Company's current profitability extended into an additional fiscal year.  The Company expects to adjust the allowance based on the quarterly operating results going forward in 2003.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

BAB, Inc.

Years Ended November 30, 2002 and November 25, 2001

C o n t e n t s

Independent Auditor's Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor's Report

Stockholders and Board of Directors BAB, Inc. Chicago, Illinois

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 30, 2002 and November 25, 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2002 and November 25, 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

January 17, 2003, except for Note 14 as to which the date is February 7, 2003
Chicago, Illinois

/s/Blackman Kallick Bartelstein, LLP

BAB, Inc.
Consolidated Balance Sheets
November 30, 2002 and November 25, 2001
	2002	2001
ASSETS
Current Assets
Cash and cash equivalents, including restricted cash of $304,117 in 2002 and $191,431 in 2001	$ 1,119,743	$ 507,264
Receivables
Trade accounts receivable (Net of allowance for doubtful accounts of $94,186 in 2002 and $211,057 in 2001)	395,247	622,461
National Marketing Fund contributions receivable from franchisees and stores	97,230	218,412
Notes receivable (Net of allowance for doubtful accounts of $60,745 in 2002 and $106,754 in 2001)	169,949	117,802
Inventories	101,124	119,325
Assets held for sale	-	178,000
Prepaid expenses and other current assets	202,918	86,090
Total Current Assets	2,086,211	1,849,354

Property and Equipment
Leasehold improvements	981,060	1,069,808
Furniture and fixtures	347,495	375,039
Equipment	1,364,245	1,428,816
	2,692,800	2,873,663
Less accumulated depreciation	(1,911,903)	(1,802,148)
Total Property and Equipment, Net	780,897	1,071,515
Notes Receivable	346,730	459,633
Assets Held For Sale	8,750	5,750
Intangibles
Patents, trademarks and copyrights (Net of accumulated amortization of $353,929 in 2002 and $286,386 in 2001)	778,991	846,535
Goodwill (Net of accumulated amortization of $438,630 in 2002 and $370,048 in 2001)	2,304,634	2,373,216
Franchise contract rights (Net of accumulated amortization of $578,512 in 2002 and $474,898 in 2001)	1,493,771	1,597,385
Other (Net of accumulated amortization of $442,573 in 2002 and $343,580 in 2001)	164,674	263,667
Total Intangibles, Net	4,742,070	5,080,803
TOTAL ASSETS	$ 7,964,658	$ 8,467,055

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 182,426	$ 262,989
Accrued liabilities	441,095	445,065
Accrued professional and other services	103,319	106,755
Unexpended National Marketing Fund contributions	401,347	409,844
Long-term debt due within one year	522,053	197,938
Deferred revenue	70,833	84,799
Deferred franchise fee revenue	140,000	217,000
Total Current Liabilities	1,861,073	1,724,390
Noncurrent Liabilities
Deferred revenue	39,736	-
Long-term debt (Net of portion included in current liabilities)	1,426,235	2,046,520
Total Noncurrent Liabilities	1,465,971	2,046,520
Total Liabilities	3,327,044	3,770,910

Stockholders' Equity
Common stock - $.001 par value; 15,000,000 shares authorized; 7,524,452 and 9,150,956 shares issued, and 7,524,452 and 8,890,492 shares outstanding, as of November 30, 2002 and November 25, 2001, respectively	13,507,327	13,507,669
Additional paid-in capital	803,276	1,187,800
Accumulated deficit	(9,672,989)	(9,953,411)
Treasury stock at cost, 260,464 shares at November 25, 2001	-	(45,913)
Total Stockholders' Equity	4,637,614	4,696,145
TOTAL LIABILITIES & STOCKHOLDERS EQUITY	$ 7,964,658	$ 8,467,055

BAB, Inc.
Consolidated Statements of Operations
Years Ended November 30, 2002 and November 25, 2001
	Revenues	2002	2001
	Net sales by Company-owned stores	$ 4,086,110	$ 6,325,419
	Royalty fees from franchised stores	2,748,761	2,759,420
	Franchise and area development fees	570,380	329,600
	Licensing fees and other income	1,145,005	1,102,413
	Total Revenues	8,550,256	10,516,852
	Operating Costs and Expenses
	Food, beverage and paper costs	1,291,070	2,193,420
	Store payroll and other operating expenses	3,171,856	4,635,535
	Selling, general and administrative expenses
	Payroll-related expenses	1,495,394	1,651,863
	Occupancy	179,738	198,936
	Advertising and promotion	198,921	261,454
	Professional service fees	279,181	305,515
	Travel expenses	125,769	168,563
	Depreciation and amortization	716,436	847,244
	Provision for uncollectible accounts	116,912	216,333
	Write down of assets held for resale	-	101,386
	Other	587,724	717,729
	Total Selling, General and Administrative Expenses	3,700,075	4,469,023
	Total Operating Costs and Expenses	8,163,001	11,297,978

	Income (Loss) from Operations	387,255	(781,126)
	Interest Income	64,453	55,886
	Interest Expense	(169,471)	(225,849)
	Other Income	44,098	41,509
	Income (Loss) before Taxes	326,335	(909,580)
	Provision for Deferred Income Taxes	-	180,000
	Net Income (Loss)	$ 326,335	$ (1,089,580)
	Income (Loss) per Share - Basic and diluted	$ .04	$ (0.12)
	Weighted Average Number of Common Shares and Common Share
Equivalents Outstanding:	Basic	8,598,645	8,794,160
	Diluted	8,695,715	8,794,160

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2002 and November 25, 2001

	Common Stock		Series A Preferred Stock		Treasury Stock		Additional Paid-in-Capital	Accumulated deficit	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of November 26, 2000	9,150,956	$ 13,507,669	-	-	(200,464)	$ (43,963)	$ 1,187,800	$ (8,863,831)	$ 5,787,675
Purchase and Retirement of Stock	-	-	-	-	(60,000)	(1,950)	(385,186)	-	(385,531)
Net Loss	-	-	-	-	-	-	-	(1,089,580)	(1,089,580)
Balance as of November 25, 2001	9,150,956	$13,507,669	-	-	(260,464)	$ (45,913)	$ 1,187,800	$ (9,953,411)	$ 4,696,145
Stock Options Exercised	14,000	3	-	-	-	-	662	-	665
Purchase and Retirement of Stock	(1,640,504)	(345)	-	-	(260,464)	45,913	(385,186)	(45.913)	(385,531)
Net Income	-	-	-	-	-	-	-	326,335	326,335
Balance as of November 30, 2002	7,524,452	$13,507,327	-	-	-	-	$ 803,276	$ (9,672,989)	$ 4,637,614

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Cash Flows
Years Ended November 30, 2002 and November 25, 2001

	2002	2001
Cash Flows from Operating Activities
Net Income (Loss)	$ 326,335	$ (1,089,580)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	716,436	847,244
Provision for store conversions	-	58,590
Provision for uncollectible accounts	116,912	216,333
Write down of assets held for sale	-	101,386
Loss (gain) on sale of property and equipment	73,812	(46,784)
(Increase) decrease in
Trade accounts receivable	110,302	161,688
National Marketing Fund contributions receivable from franchisees and stores	121,182	58,083
Inventories	18,201	119,143
Notes receivable	(55,177)	-
Prepaid expenses and other assets	(116,827)	239,801
Increase (decrease) in
Accounts payable	(80,564)	(526,946)
Accrued professional and other services	(3,436)	(14,147)
Liability for closed store expenses	-	(58,731)
Accrued liabilities	(3,968)	(345,440)
Unexpended National Marketing Fund contributions	(8,498)	8,788
Deferred revenue	(51,230)	17,775
Deferred income taxes	-	180,000
Total Adjustments	837,145	1,016,783
Net Cash Provided by (Used in) Operating Activities	1,163,480	(72,797)
Cash Flows from Investing Activities
Purchases of property and equipment	(75,199)	(90,157)
Proceeds from sale of property and equipment and assets held for sale	89,300	455,205
Repayments on notes receivable	115,934	272,507
Net Cash Provided by Investing Activities	130,035	637,555
Cash Flows Used in Financing Activities
Debt repayments	(681,701)	(403,800)
Other	665	(1,950)
Net Cash Used in Financing Activities	(681,036)	(405,750)

Net Increase in Cash and Cash Equivalents	612,479	159,008
Cash and Cash Equivalents, Beginning of Year	507,264	348,256
Cash and Cash Equivalents, End of Year	$ 1,119,743	$ 507,264

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Notes to Consolidated Financial Statements
Years Ended November 30, 2002 and November 25, 2001

Note 1 - Basis Of Presentation

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

The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM).  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training facility.  Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores.  Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), a dormant company.  BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores.  MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999 (See Note 11.)  The company continues to operate three stores with the Jacobs Bros. name.

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

Fiscal Year-End

Effective with the 2002 fiscal year end, the Company adopted a month-end reporting beginning with November 30, 2002.  This was a change from the prior reporting adopted in 1999 of a 52-53 week period ending on the last Sunday of its fiscal year in November.  The  fiscal year ended on November 30, 2002 contained 53 weeks whereas fiscal year ended November 25, 2001 contained 52 weeks.

Depreciation and Amortization

Leasehold improvements and equipment are stated at cost less accumulated depreciation.  Depreciation is calculated on the straight-line method over the estimated useful lives of the assets.  Estimated useful lives for depreciation purposes are: leasehold improvements - 10 years or term of lease if less; machinery, equipment and fixtures - 3 to 7 years.

The Company's intangible assets consist primarily of patents, trademarks, copyrights, franchise contract rights, and goodwill.  Patents, trademarks and copyrights are being amortized over 17 years. Franchise contract rights are amortized over varying periods from 8.5 to 20 years. Goodwill recorded as a result of acquisitions was amortized over 40 years.   Amortization expense recorded in the accompanying consolidated statements of operations for the years ended November 30, 2002 and November 25, 2001 was $338,732 and $370,232, respectively.

Stock Options

The Company uses the intrinsic method, as allowed by SFAS 123, " Accounting for Stock-Based Compensation," to account for stock options granted for employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

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

Area development agreement revenue is recognized on a pro rata basis as each store covered by the agreement opens. At the termination of an agreement, any remaining deferred franchise and area development agreement revenue is recognized, as such amounts are not refundable.

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

Stores which have been opened, and unopened stores for which an agreement has been executed at November 30, 2002, and November 25, 2001:

	2002	2001
Stores Opened
Company-owned	6	7
Franchisee-owned	176	167
Licensed	32	57
	214	231
Unopened stores
Franchise agreement	4	5
Total	218	236

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $126,773 and $105,496 in 2002 and 2001, respectively.   Included in advertising expense was $56,125 and $54,625 in 2002 and 2001, respectively, related to the Company's franchise operations.

Fair Value of Financial Instruments

The Company evaluates its financial instruments based on current market interest rates relative to stated interest rates, length to maturity and the existence of a readily determinable market prices. Based on the Company's analysis, the fair value of financial instruments recorded on the consolidated balance sheet as of November 30, 2002 and November 25, 2001, approximates their carrying value.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. Components of comprehensive income (loss) include amounts that, under SFAS No. 130, are included in the comprehensive income (loss) but are excluded from net income (loss). There were no differences between the Company's net income (loss) and comprehensive loss.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  The Company has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.  (See Note 5.)

Reclassification

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2002.

New Accounting Standards

Effective May 1, 2001, the Company adopted Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements."  SAB 101 provides the SEC’s views in applying accounting principles generally accepted in the United States of America to revenue recognition in financial statements. The adoption of SAB 101 did not have an effect on the financial statements of the Company.

In June 2001, the FASB issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain other intangible assets will no longer be amortized, but will instead be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001. Early adoption is permitted for companies with fiscal years beginning after March 15, 2001, provided that their first quarter financial statements have not been issued prior to the adoption. The Company is not required to adopt this new standard until the first quarter of the fiscal year ending November 30, 2003.  The Company is in the process of determining the impact SFAS No. 142 will have on its consolidated financial position and results of operation.

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

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing.  The Company is not required to adopt this new standard until its fiscal year ending November 30, 2003.  The Company is in the process of determining the impact of SFAS No. 144 on its consolidated financial position and results of operation.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2002 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of  Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  However, the enhanced disclosure provisions as defined by SFAS No. 148 will be effective for the fiscal quarter ending May 31, 2003.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted  in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Restricted Cash

The Company has Systems and MFM National Marketing Funds (Funds). Franchisees and Company-owned stores are required to contribute 1% of net sales to the Funds.  These monies are then used for advertising purposes to benefit all Big Apple Bagels and My Favorite Muffin stores. As of November 30, 2002 and November 25, 2001, the combined Funds' cash balance was $304,117 and $191,431, respectively.

Note 4 - Special Charge

During the fourth quarter of 1999, the Company made the decision to refranchise certain Company-owned stores, in order to concentrate on franchising and marketing and building equity in the branding of its trademarked names and products. The Company-owned stores, which were to be converted to franchised units were written down to fair value based upon actual selling prices or, if not sold prior to year-end, upon management's judgment based upon the previous sale of such assets. Management's judgment is inherent in the estimated fair value determinations and, accordingly, actual results could vary significantly from such estimates. The estimated fair value of the remaining assets to be sold totaled $8,750 and $183,750, of which $0 and $178,000 were recorded as current assets as of November 30, 2002 and November 25, 2001, respectively. In the year ended November 25, 2001, the Company recorded a writedown of long-lived assets held for sale of  $101,386 in accordance with the accounting standard, SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."  The remaining assets held for resale on November 30, 2002 consists of equipment. The remaining assets held for sale on November 25, 2001 represented two stores and some equipment.

Note 5 - Income Taxes

The components of the income tax (benefit) provision are as follows:

	Year Ended	Year Ended
	2002	2001
Income tax provision (benefit) computed at federal statutory rate	$ 110,954	$ (309,257)
State income taxes (benefit), net of federal tax benefit	15,723	(43,824)
Other adjustments	2,014	2,471
Change in valuation allowance	(82,059)	530,610
Utilization of NOL	(46,632)	-
Provision for Deferred Income Taxes	$ -	$ 180,000

Deferred income tax assets (liabilities) are as follows:

	2002	2001
Franchise fee revenue	$ 97,266	$ 84,235
National Marketing Fund net contributions	118,052	74,310
Allowance for uncollectible accounts	36,561	81,928
Notes receivable	23,580	41,440
Net operating loss carryforwards	3,085,630	3,132,262
Other	-	(60,563)
Valuation allowance	(2,878,518)	(2,960,577)
Total Deferred Income Tax Assets	482,571	393,035
Depreciation	(480,359)	(343,789)
Franchise Costs	(2,212)	(49,246)
Total Deferred Income Tax Liabilities	(482,571)	(393,035)
Total Net Deferred Tax Assets/Liabilities	$ -	$ -

As of November 30, 2002, the Company has cumulative net operating loss carryforwards expiring between 2011 and 2021 for U.S. federal income tax purposes of approximately $7,949,000.  The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,878,518 and $2,960,577 as of November 30, 2002 and November 25, 2001, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Note 6 - Long-Term Obligations

Long-term debt consisted of the following:

	2002	2001
Note payable to PZ	$ 697,884	$ 1,161,469
Note payable to a finance company	898,347	926,562
Other	352,057	156,427
	1,948,288	2,244,458
Less current portion	(522,053)	(197,938)
Long-Term Debt, Net of Current Portion	$ 1,426,235	$ 2,046,520

After the Spin Off, the Company obtained a loan from PZ.   This loan is secured by substantially all of the assets of the Company, excluding those acquired through the Jacobs Bros. Acquisition. The interest rate on this loan was prime plus 1% through October 18, 2002 and prime plus 2% through October 18, 2004.   Interest payments are due quarterly. (See Note 14.)

In February 1999, the Company obtained a series of amortizing loans in the amount of $1,350,000 from a finance company.  The notes bear interest of 11.3% and are due and payable on January 2006.  The balance as of November 30, 2002 on this loan is $742,297.

In June 1999, the Company obtained an amortizing loan in the amount of $170,000 from a finance company.  Proceeds were used to purchase two stores from a franchisee in Wisconsin.  The balance as of November 30, 2002 on this loan is $156,050.

On September 6, 2002, the Company signed a note payable for a term of 15 years at 4.75% interest to a PZ shareholder in the amount of $385,531, in exchange for the purchase of his 1,380,040 shares of BAB common stock.  The balance of the note to the PZ shareholder at November 30, 2002 was $352,057.

Interest expense of $169,471 and $225,849 was incurred for the years ended November 30, 2002 and November 25, 2001, respectively.

As of November 30, 2002, annual maturities on long-term obligations due are as follows:

Year Ending November
2003	$ 522,053
2004	254,306
2005	808,806
2006	89,551
2007	22,005
Later years	________251,567
$ 1,948,288

Note 7 - Lease Commitments

The Company rents its office and Company-owned store facilities under leases, which require it to pay real estate taxes, insurance and general repairs and maintenance on these leased facilities. Rent expense for the years ended November 30, 2002 and November 25, 2001 was $510,304 and $667,720, net of sublease income of $207,404 and $215,249, respectively.  As of November 30, 2002, future minimum annual rental commitments under leases, net of sublease income of $163,081 in 2003, $168,436 in 2004, $136,432 in 2005, $127,636 in 2006 and $131,465 in 2007 are as follows:

Year Ending November:
2003	$ 527,007
2004	400,253
2005	205,849
2006	77,827
2007	22,159
$ 1,233,095

Note 8 - Noncash Transactions and Other Cash Flow Information

During fiscal 2002, the Company refranchised two Company-owned operations, receiving  $89,300 in cash.  The Company also placed into operation $125,000 of assets previously held for sale.  During fiscal 2001, the Company refranchised four stores, receiving a note in the amount of $90,000 and $280,000 in cash.  The Company realized a loss of $52,851 and a gain of $ 46,784 relating to these sales in the years ended November 30, 2002 and November 25, 2001, respectively.

Common stock of BAB Inc. was purchased from a PZ shareholder in exchange for a note payable from the Company.  (See Note 6.)

Cash paid for interest for fiscal year 2002 and 2001 was $158,435 and $196,204, respectively.

Note 9 - Stockholders' Equity

In fiscal 2002, the Company purchased and retired 1,380,040 shares of common stock from a PZ shareholder.  On September 12, 2002 by approval of the Board of Directors, all 260,464 shares of previously acquired treasury stock were retired.

On December 18, 2002, the Company declared a four-for-one split of the outstanding shares of common stock.  The dividend was payable January 20, 2003 to shareholders of record at the close of business on January 6, 2003.  All per share amounts and the number of shares outstanding in the accompanying consolidated financial statements and notes have been restated for the stock split.

Note 10 - Earnings Per Share

The computation of basic and diluted income (loss) per share is as follows:

	2002	2001
Numerator:
Net income (loss) attributable to common stockholders
	$ 326,335	$ (1,089,580)
Denominator:
Denominator for basic earnings per share - weighted average shares
	8,598,645	8,794,160
Stock Options Issued - weighted average shares
	97,070	-
Denominator for dilutive earnings per share - weighted average shares
	8,695,715	8,794,160

Basic and diluted income (loss) per share	$ 0.04	$ (0.12)

Note 11 - Stock Options and Warrants

In May of 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,100,000 shares of common stock for grant.  The Plan will terminate on  May 25, 2011.  The Plan permits granting of awards to employees and non-employee officers, directors and agents of the Company in the form of stock appreciation rights, stock awards and stock options.  The Plan is currently administered by a Committee of the Board of Directors appointed by the Board.   The Plan gives broad powers to the Board or Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights, and to prescribe the particular form and conditions of each option or right granted.

Activity under the Plan during the two years ended November 30, 2002, is as follows:

	Number of Shares	Weighted-Average Option Price Per Share
Outstanding as of November 25, 2001	-	-
Granted	600,000	$ 0.055
Exercised	(14,000)	$ 0.048
Outstanding as of November 30, 2002	586,000	$ 0.055

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacob Bros.), a chain operating retail bagel stores in the Chicago, Illinois area.  The assets acquired included eight retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 333,332 shares of the Company's common stock.  The warrants provide for the purchase of 183,332 shares and 150,000 shares of common stock at an exercise price of $1.88 and $2.25 per share, respectively.  The warrants were first exercisable on February 1, 2000 and expire on January 31, 2006.  None of the warrants have yet been exercised.

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation."  Accordingly, no employee compensation expense has been recognized for the Plan.  Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS No. 123, net earnings would have been reduced by $51,300 based on the Black-Scholes option-pricing model.  The Company's net income and net income per share for fiscal 2002 would have been as follows:

	2002	2001
Net income (loss) attributable to common stockholders
As Reported	$ 326,335	$ (1,089,580)
Pro forma	$ 275,035	N/A
Basic and dilutive income per share:
As Reported	0.04	(0.12)
Pro forma	0.03	N/A

The "As Reported" and "Pro forma" numbers for fiscal year ended November 25, 2001 were not applicable (N/A) because no Plan was in effect at that date.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  In order to arrive at the aggregated expense allocation computed by the Black-Scholes option-pricing model, the following weighted average assumptions were used for the period ended November 30, 2002:

Date of Issuance	Shares Issued	Exercise Price	Expected (Years)	Dividend Yield	Risk-Free Interest Rates	Volatility
December 18, 2001	380,000	$0.048-0.053	4.0-4.5	0.00%	5.34%	5.518
May 23, 2002	220,000	$0.050-0.069	3.0-4.5	0.00%	5.38%	5.518

Note 12 - Related Party Transactions

Michael K. Murtaugh, the Company's Vice President and General Counsel, was a stockholder of Bagel One, Inc. which owned and operated a Big Apple Bagels franchise store in Illinois.   Mr. Murtaugh bought out his partners' interest in Bagel One, Inc. in 1998 and became the sole stockholder of that company.  A note receivable owed by Bagel One, Inc. to Systems,  guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing 9% interest,  had an outstanding balance as of November 30, 2002 of $19,598, and there are no payments in arrears.

Note 13 - Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for  reporting information about operating segments.  Under this standard, the Company has two operating segments: Company-owned Store Operations and Franchise Operations.  In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

	Years Ended November 30
	Net Revenues		Operating Income (Loss)
	2002	2001	2002	2001
Company Store Operations	$ 5,224,115	$ 7,427,832	$ (886,585)	$ (1,059,449)
Franchise Operations	3,326,141	3,089,020	1,535,225	678,685
Total Ongoing Business	8,550,256	10,516,852	648,640	(380,764)
Corporate Expenses			(261,385)	(400,362)
Interest Expense, Net of Interest Income			(105,018)	(169,963))
Other Income			44,098	41,509
Income (Loss) before Taxes			326,335	(909,580)
Provision for Deferred Income Taxes			-	180,000
Net Income (Loss)			$ 326,335	$ (1,089,580)

Operating Segment Data
	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Year ended November 30, 2002
Company store operations	$ 4,531,642	$ 72,452	$ 595,368
Franchise operations	2,110,354	2,747	121,068
	$ 6,641,996	$ 75,199	$ 716,436

Year ended November 25, 2001
Company Store Operations	$ 5,359,304	$ 81,059	$ 697,862
Franchise Operations	2,514,397	9,097	149,382
	$ 7,873,701	$ 90,156	$ 847,244

Reconciliation to Total Assets As Reported
	November 30, 2002	November 25, 2001
Assets
Total reportable segments - Identifiable assets	$ 6,641,997	$ 7,873,701

Unallocated amounts
Cash	1,119,743	507,264
Prepaid expenses and other current assets	202,918	86,090
Total Consolidated Assets	$ 7,964,658	$ 8,467,055

There were no sales to any individual customer during either year in the two-year period ended November 30, 2002 that represented 10% or more of net sales.

Note 14 - Subsequent Event

The Company signed an agreement on February 7, 2003, extending the maturity of the PZ note payable to October 18, 2005, conditioned on the Company paying PZ $200,000 by August 7, 2003.  The Company intends to make this payment, thereby extending the note maturity.  The interest rate will remain at prime plus 2% through October 18, 2005.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the fiscal year ended November 30, 2002.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during fiscal years 2002, 2001 and 2000 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Annual Compensation	Long Term Compensation
	Awards	Payouts
Name and Principal Position	Fiscal Year Ended 11/30	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael W. Evans President and CEO	2002 2001 2000	192,500 175,000 175,000	10,000 -- --	-- -- --	-- -- --	120,000 -- --	-- -- --	-- -- --

Michael K. Murtaugh Vice President and General Counsel	2002 2001 2000	143,000 130,000 130,000	10,000 -- --	-- -- --	-- -- --	120,000 --	-- -- --	-- -- --

Jeffrey M. Gorden Chief Financial Officer	2002	112,369	--	--	--	43,332	--	--

John J. Bracken Vice President Operations	2002	100,134	--	--	--	43,332	--	--

Stock options were issued at fair market value on the issue date to officers owning less than 10% of the Company stock and 110% of fair   market value at issue date to those officers having a 10% or greater ownership of Company stock.  Options issued during fiscal 2002 were issued on December 19, 2001 and May 23, 2002.  Options issued to the above officers December 19, 2001 totaled 206,664 and the options  have immediate vesting with a fair market exercise price of $0.19.  There were 120,000 stock options issued to the above officers on May 23, 2002 with a fair market value of $0.25 and a vesting of 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of February 18, 2003 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 18, 2003 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.   All shares have been adjusted for a 4:1 stock dividend as of January 20, 2003.

Name and Address	Shares	Percentage
Michael W. Evans 8501 W. Higgins Road Chicago, IL 60631	3,918,550 (1) (6)	49.1
Michael K. Murtaugh 8501 W. Higgins Road Chicago, IL 60631	3,846,226 (1) (2)(6)	48.2
Holdings Investments, LLC 220 DeWindt Road Winnetka, IL 60093	3,273,972 (1)(3)	43.4
David L. Epstein 9700 Higgins Road, Suite 630 Rosemont, IL 60018	145,332 (4)(7)	1.8
Robert B. Nagel 516 Elder Drive Winnetka, IL 60093	86,000(7)	1.1
Jeffrey M. Gorden 8501 W. Higgins Road Chicago, IL 60631	42,221(8)	*
John J. Bracken 8501 W. Higgins Road Chicago, IL 60631	34,353 (5)(8)	*
All executive officers and directors as a group (6 persons)	4,798,710 (1)(2)(3)(4)(5)(6)(7)(8)	60.2

____________________

* Less than 1%.

  Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
  Includes 2,540 shares held by 401 (k) trust.
  Mr. Thomas F. Pick has beneficial ownership of 41.66% of Holdings Investment, LLC, which is the equivalent of 1,364,133 shares of BAB, Inc. common stock.
  Includes 62,000 shares held indirectly by entities under Mr. Epstein’s control, and 3,332 shares representing his proportionate ownership in an entity that he does not control.
  Includes 2,800 shares held by 401 (k) trust.
  Includes 106,666 stock options fully exercisable.
  Includes 80,000 stock options fully exercisable.
  Includes 30,221 stock options fully exercisable.

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

Executive Officers and Directors

Michael K. Murtaugh, the Company's Vice President and General Counsel, was a stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois.   Mr. Murtaugh bought out his partners' interest in Bagel One, Inc. in 1998 and became the sole stockholder of that company.  A note receivable owed by Bagel One, Inc. to Systems,  guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing a 9% interest,  had an outstanding balance at November 30, 2002 of $19,598 and there are no payments in arrears.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

12/18/02 BAB Inc. declares stock split

12/4/02  On November 22, 2002 BAB Inc. changed fiscal year ending

7/8/02 On June 30, 2002 BAB Inc. purchased shares of company stock

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

ITEM 14. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) of the Securities Exchange Act of 1934 within 90 days of the filing date of the annual report.  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the 90 day evaluation period.  As a result, no corrective actions were required or undertaken.

INDEX TO EXHIBITS

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
99.1	Section 302 of the Sarbanes-Oxley Act of 2002
99.2	Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 27, 2003
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Dated: February 27, 2003
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 27, 2003
/s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 27, 2003
/s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 27, 2003
/s/ David L. Epstein
David L. Epstein, Director

Dated: February 27, 2003
/s/ Robert B. Nagel
Robert B. Nagel, Director

Exhibit 21.1	SUBSIDIARIES OF BAB, INC.

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation

February 27, 2003
CHICAGO, ILLINOIS

/s/ Blackman Kallick Bartelstein, LLP

Exhibit 99.1

BAB,Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SABANES-OXLEY ACT OF 2002

In connection with the Annual Report of BAB, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  I have reviewed the report;
  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of  the circumstances under which such statements were made, not misleading;
  Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;
  I and the other certifying officer of the Company:

a)     are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b)     have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly  during the period in which the Report is being prepared;

c)     have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d)     have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

  I and the other certifying officer have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a)    all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls  regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report   financial data and have identified for the Company's auditors any material weakness in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

  I and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, February 27, 2003

BAB,Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SABANES-OXLEY ACT OF 2002

In connection with the Annual Report of BAB, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  I have reviewed the report;
  Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of  the circumstances under which such statements were made, not misleading;
  Based upon my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition and results of operations of the Company, as of, and for, the periods presented in the Report;
  I and the other certifying officer of the Company:

a)     are responsible for establishing and maintaining disclosure controls and procedures for the Company;

b)     have designed such disclosure controls and procedures to ensure that material information is made known to us, particularly during the period in which the Report is being prepared;

c)     have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of the Report; and

d)     have presented in the Report our conclusions about the effectiveness of the disclosure controls and procedures based on the required evaluation.

  I and the other certifying officer have disclosed to the Company's auditors and to the audit committee of the board of directors (or persons fulfilling the equivalent function):

a)     all significant deficiencies in the design or operation of internal controls (a pre-existing term relating to internal controls   regarding financial reporting) which could adversely affect the Company's ability to record, process, summarize and report   financial data and have identified for the Company's auditors any material weakness in internal controls; and

b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls.

  I and the other certifying officer have indicated in the Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, February 27, 2003

Exhibit 99.2

BAB,Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SABANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-KSB for the period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  February 27, 2003                                                                        By:          /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                    Chief Executive Officer

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-KSB for the period ended November 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  February 27, 2003                                                               By:          /s/ JEFFREY M. GORDEN                                                                                                                                   Jeffrey M. Gorden,                                                                                                                                    Chief Financial Officer