Form 10QSB
period 2003-05-31
BAB INC
filed 2003-07-11
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  July 7, 2003, BAB, Inc. had : 6,444,675 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

May 31, 2003

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $371,999	$ 1,249,557
Receivables
Accounts receivable, net of allowance for doubtful accounts of $116,534	323,127
National Marketing Fund contributions receivable from franchisees and stores	88,447
Notes receivable	149,723
Inventory	87,552
Assets held for sale	11,740
Prepaid and other current	172,258
--------------
Total current assets	2,082,404
--------------
Property and equipment, net of accumulated depreciation of $2,067,137	615,606
Notes receivable, net of allowance of $40,388	190,918
Trademarks, net of accumulated amortization of $347,361	763,667
Goodwill, net of accumulated amortization of $438,630	2,304,634
Franchise contract rights, net of accumulated amortization of $578,512	1,493,771
Other, net of accumulated amortization of $500,719	128,421
----------------
Total Assets	$7,579,421
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 149,107
Accrued liabilities	396,190
Accrued professional and other services	110,256
Unexpended National Marketing Fund contributions	460,972
Current portion of long-term debt	272,053
Deferred revenue	45,833
Deferred Franchise revenue	260,000
--------------
Total current liabilities	1,694,411
--------------
Noncurrent liabilities
Deferred revenue	27,222
Long-term debt, net of portion included in current liabilities	1,255,311
--------------
Total noncurrent liabilities	1,282,533
--------------
Stockholders' Equity
Common stock	13,507,332
Additional paid-in capital	804,196
Treasury stock	(212,000)
Accumulated deficit	(9,497,051)
----------------
Total stockholders' equity	4,602,477
----------------
Total Liabilities and Stockholders' Equity	$ 7,579,421
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		6 months ended
	May 31, 2003	May 26, 2002	May 31, 2003	May 26, 2002
REVENUES
Net sales by Company-owned stores	$839,840	$ 1,008,795	$ 1,657,931	$ 2,126,843
Royalty fees from franchised stores	668,241	693,291	1,281,134	1,353,775
Licensing fees and other income	331,543	269,125	608,234	474,310
Franchise and area development fees	72,490	99,500	167,490	262,800
	------------	------------	------------	------------
TOTAL REVENUES	1,912,114	2,070,711	3,714,789	4,217,728
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	274,506	318,767	544,951	681,949
Store payroll and other operating expenses	687,776	789,834	1,351,680	1,670,994
Selling, general, and administrative expenses
Payroll-related	302,123	355,752	655,920	730,053
Occupancy	24,267	48,858	65,112	88,309
Advertising and promotion	61,864	44,455	117,532	82,651
Professional service fees	72,446	71,004	144,893	133,254
Franchise-related expenses	18,322	11,356	35,352	24,253
Depreciation and amortization	111,107	183,391	221,271	377,009
Travel	28,666	25,394	47,818	54,062
Provision for Uncollectible Accounts	62,195	21,029	80,265	41,782
Other	103,425	117,725	210,919	224,136
	------------	------------	------------	------------
Total Operating Costs and Expenses	1,746,697	1,987,565	3,475,713	4,108,452
	------------	------------	------------	------------
Income before interest	$165,417	$83,146	239,076	$109,276
Interest expense	(36,182)	(43,367)	(79,190)	(85,727)
Interest income	6,559	9,964	16,053	39,127
	------------	------------	------------	------------
Net Income	$135,794	$49,743	$175,939	$62,676
Net Income per share - Basic and Diluted	$ 0.02	$ 0.01	$ 0.02	$ 0.01
	------------	------------	------------	------------
Weighted average number of shares outstanding - Basic	7,482,023	8,904,492	7,482,023	8,904,492
Weighted average number of shares outstanding - Diluted	8,110,198	8,984,668	8,110,198	8,984,668
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	6 months ended
	May 31, 2003	May 26, 2002
Cash Flows from Operating Activities
Net Income	$175,939	$ 62,676
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	221,271	377,010
Provision for uncollectible accounts	80,265	41,782
(Increase) decrease in
Trade accounts receivable	13,855	160,850
National Marketing Fund contributions receivable	8,783	119,218
Inventories	13,572	15,281
Notes receivable	(25,116)	(90,759)
Loss on sale of property and equipment	-	52,851
Prepaid expenses and other assets	30,660	(46,881)
Increase (decrease) in
Accounts payable	(33,319)	(65,494)
Accrued professional and other services	6,937	(758)
Accrued liabilities	(44,905)	(56,098)
Unexpended National Marketing Fund franchisee contributions	59,625	(21,281)
Deferred revenue	82,486	(25,891)
	----------	----------
Total Adjustments	414,114	459,830
	----------	----------
Net Cash Provided by Operating Activities	590,053	522,506
	----------	----------
Cash Flows from Investing Activities
Collection of notes receivable	179,155	58,760
Purchases of property and equipment	(20,931)	(24,184)
Proceeds from sale of property and equipment	13,536	89,300
	----------	----------
Net Cash Provided by Investing Activities	171,760	123,876
	----------	----------
Cash Flows from Financing Activities
Debt repayments	(420,924)	(196,781)
Purchase common stock for treasury	(212,000)	-
Other	925	-
	----------	----------
Net Cash Used in Financing Activities	(631,999)	(196,781)
	----------	----------
Net Increase in Cash and Cash Equivalents	129,814	449,601

Cash and Cash Equivalents, Beginning of Year	1,119,743	507,264
	--------	--------
Cash and Cash Equivalents, End of Second Quarter	$ 1,249,557	$ 956,865
	=======	=======

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2002 which was filed February 27, 2003.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which have been opened or are under development at May 31, 2003 are as follows:

Stores opened:
Company-owned	6
Franchisee-owned	169
Licensed	32
Under Development	8
----
Total	215

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	6 months ended
	May 31, 2003	May 26, 2002

Numerator:
Net income attributable to common shareholders	$ 175,939	$ 62,676

Denominator:
Weighted average outstanding shares - Basic	7,482,023	8,904,492
Earnings per share - Basic	$0.02	$ 0.01
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	628,175	80,176
Weighted average outstanding shares - Diluted	8,110,198	8,984,668
Earnings per share - Diluted	$0.02	$ 0.01

4.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the plan total 1,400,000.  As of May 31, 2003, 874,000 unexpired options have been issued to directors, officers and employees in 3 separate grants.   As of May 31, 2003, 32,000 options have been exercised and 26,000 have expired due to forfeiture.

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.    The  pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis is presented in Note 11 of the Company's audited financial statements presented in the 10-KSB filed February 27, 2003.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 required increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements beginning this quarter.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS Statement No. 123, net earnings would have been reduced by $4,400 for the 6 months ended May 31, 2003 and $12,700 for 6 the months ended May 26, 2002 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

6 months ended
	May 31, 2003	May 26, 2002
Net Earnings:
As reported	$ 175,939	$ 62,676
Pro forma	$ 171,539	$ 49,976
Net earnings per common and common equivalent share:
Basic and diluted -as reported	$ 0.02	$ 0.01
Basic and diluted -pro forma	$ 0.02	$ 0.01

5. Acquisitions and Dispositions

None.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Company was started in November 1992, and includes 6 Company-owned stores and 201 franchised and licensed units at May 31, 2003.  Units in operation at May 26, 2002 included 6 Company-owned stores and 225 franchised and licensed units.  System-wide revenues in the six months ended May 31, 2003 and May 26, 2002 were $30.0 million.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS), and by directly entering into licensing agreements (Mrs. Fields Famous Brands).  The number of licensed units decreased by 19 for 2003 as compared to same period 2002 because of closures of HMS airport locations.  The Company believes that these closures had no material effect on its consolidated financial operations.

The Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At May 31, 2003, the Company had 22 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, the same as at the end of the 2nd quarter of 2002.

Effective with the 2002 fiscal year end, the Company adopted a month-end reporting beginning November 30, 2002.  This was a change from the prior reporting adopted in 1999 of a 52-53 week reporting period ending on the last Sunday of its fiscal year in November.  The first six months of fiscal 2003 had 182 days as compared to 181 days in 2002.

Results of Operations

Three months Ended May 31, 2003 versus Three Months Ended May 26, 2002.

In the three months ended May 31, 2003, the Company reported income of $136,000 versus income of $50,000 for the same period in 2002.  Total revenues decreased by $159,000 for the three months ending May 31, 2003, as compared to the three months ending May 26, 2002, due primarily to a decrease in Company-owned store revenues of $169,000, a slight decrease in royalty revenue of $25,000 and a decrease in franchise fee revenue of $27,000, offset by an increase in licensing fees and other income of $62,000.

The primary factors contributing to the decrease in revenues of $169,000 for Company-owned stores for second quarter 2003 as compared to same period 2002 was a $101,000 decrease in wholesale revenues as part of management's goal of eliminating sales to less profitable customers.  In addition, sales for the six Company-owned stores were down slightly, $68,000 for the first three months of 2003 as compared to the same period 2002.  Licensing fee and other revenue increased by $62,000, primarily due to renegotiations  of licensing fee contracts at more favorable terms.

Royalty revenue was down $25,000 for the three months ending May 31, 2003, as compared to the three months ended May 26, 2002.  Franchise fee revenues decreased by $27,000 in comparison to 2002 because in 2002 we had income from defaulted preliminary agreements.

Because of the Company's continued emphasis on cost control, food, beverage and paper costs incurred at Company-owned stores decreased $44,000 in 2003 compared to same period 2002 and Company-owned store personnel payroll was reduced by $63,000 in 2003 compared to same period 2002.

With the close of the 2nd quarter of 2003, the Company has had seven consecutive profitable quarters.  Management will continue to focus it's energies on franchising and cost control.

Interest expense decreased $7,000 in the 2nd quarter 2003 compared to same period  2002.  Interest expense should continue to decline for the remainder of fiscal 2003 as compared to 2002 as the Company continues to reduce it's debt.   Net income per share as reported for basic and diluted outstanding shares for the three months ended May 31, 2003 was $0.02, versus net income per share of $0.01 for the year-ago period on both a basic and diluted basis.

Six Months Ended May 31, 2003 versus Six  Months Ended May 26, 2002.

In the six months ended May 31, 2003 the Company reported income of $176,000 compared to income of $63,000 for the same period  2002.

Total revenues decreased by  $503,000 from the first half of fiscal  2003 as compared to the same period 2002 due primarily to a decrease in Company-owned store revenues of $469,000, a decrease in royalty revenue of 73,000, a decrease in franchise fee revenue of $95,000, which was offset by an increase in license fees and other income of $134,000.

The decrease in revenue from Company-owned stores from the first half of fiscal 2003 as compared to the first half of fiscal 2002 is primarily due to wholesale revenues decreasing by $254,000 in 2003 due to management's decision to eliminate wholesale sales to less profitable customers.  In addition, Company-owned store sales were down $121,000 in 2003 versus 2002.  Finally, in 2002 a Company-owned store was sold that contributed $94,000 to top-line revenues in that first 6 months, which skews the year-to-year comparison.  License fees and other income increased by $134,000 in 2003.   The increase was due primarily to renegotiations of licensing fee contracts at more favorable terms.

Royalty revenue decreased by  $73,000 for the first six months of 2003 compared to 2002 and franchise fee revenue decreased $95,000 primarily due to fewer new store openings in the first six months of 2003 versus 2002.

Company-owned store food, beverage and paper costs decreased $137,000 in 2003 as compared to same period 2002 and Company-owned  store personnel payroll decreased $189,000 in 2003 as compared to same period 2002.  The Company's continued emphasis on cost control resulted not only in savings in the Company-owned operations, but also on corporate payroll related expenses which decreased $74,000, and other selling, general and administrative expenses which decreased $24,000 in the first half of fiscal 2003 versus the year ago period.  Income from operations was $239,000 in the first half of fiscal 2003 versus income of $109,000 in the prior year period.  Interest expense decreased to $79,000 from $86,000 in the year ago period as the Company continues to benefit from lower financing costs due to prime rate cuts and lower principal due to debt repayments.  Interest expense should continue to decline as the Company continues to reduce loan debt.    Net income per share for the six months ended May 31, 2003 was $0.02 on both a basic and diluted basis versus income per share of $0.01 for the year-ago period on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $590,000 during the first six months of fiscal 2003 versus cash provided by operations of $523,000  in the year-ago period.  Cash provided from operating activities primarily represents net income of $176,000, adjusted for depreciation and amortization of $221,000, and the provision for doubtful accounts of $80,000.  Sources of funds were provided by a decrease in both accounts receivable and inventories of $14,000,  a decrease in prepaid expenses of $31,000, an increase in the Unexpended National Marketing Fund of $68,000, and an increase in deferred revenue of $82,000.  This was offset principally by a decrease in accounts payable of $33,000, an increase in notes receivable of $25,000, and a decrease in accrued liabilities of $38,000 .  Investing activities provided $172,000 during the six months ended May 31, 2003, and consisted of  collection of notes receivable of $179,000,  less $21,000 spent for purchases of equipment plus proceeds of $14,000 from the sale of equipment.  In the year ago period, investing activities provided $124,000 from collection of notes receivable of $59,000 and proceeds from the sale of property and equipment of $89,000, less $24,000 for purchases of equipment.  Cash used in financing activities was $632,000 during the six months ended May 31, 2003 and consisted of $421,000 in debt repayments and $211,000 to purchase Company common stock.  During the period ended May 26, 2002, cash used in financing activities was $197,000, all for debt repayments.  The net increase in cash and equivalents was $130,000 in fiscal 2003 versus an increase in cash and equivalents of $450,000 in the period ended May 26, 2002.

The Company has no financial covenants on any of its outstanding debt.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method.  Adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operation and cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on December 1, 2002.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  Under the new rules, goodwill and intangible assets acquired, other than in a business combination with indefinite lives, will no longer be amortized but instead will be subject to annual impairment tests.  The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over 40 years.  Other indefinite lived intangible assets, including franchise contract rights, trade names and trademarks, were being amortized on a straight-line basis over 17 years to 20 years  prior to December 1, 2002.  These indefinite-lived intangibles and goodwill are no longer being amortized, effective December 1, 2002.  Total restated expenses related to the amortization of other indefinite-lived intangibles and goodwill for the six months ended May 26, 2002 was $123,369, or $0.01 per share on a basic and diluted basis.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its goodwill impairment assessment during the quarter ending February 28, 2003, which indicated no impairment of goodwill.  A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill and other indefinite-lived intangible assets is as follows:

	6 months ended
	May 31, 2003	May 26, 2002

Reported net income	175,939	62,676
Add back amortization	--	123,369
Adjusted net income	175,939	186,045
Reported net income per share- Basic and Diluted	$0.02	$ 0.01
Add back amortization- earnings per share basis	--	$0.01
Reported net income per share- Basic and Diluted	$ 0.02	$ 0.02

Net intangible assets with definite lives totaled $128,421 for the quarter ended May 31, 2003.  The definite lived intangible assets and their respective accumulated amortization are as follows:

Definite Lived Intangible Assets	Original Cost	Amortization as of May 31, 2003
Host Contract Rights	$ 268,205	$ 223,214
NonCompete Agreement	210,000	182,000
Master Lease Origination Fees	95,382	60,438
Other	55,553	35,067
Total	$ 629,140	$ 500,719

Amortization expense of intangible assets with a definite life for the first six months ended May 31, 2003 was $51,600.  The estimated amortization expense on these intangible assets is as follows for November 30:

2003	$ 103,000
2004	50,000
2005	14,000
2006	10,000
2007	3,000
Total	$ 180,000

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under this standard, asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial position or results of operation.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing.  The impairment testing as of the quarter ending May 31, 2003, indicated no impairment as defined by SFAS No. 144.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2002 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of  Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  However, the enhanced disclosure provisions as defined by SFAS No. 148 are effective for this quarter ending May 31, 2003.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in BAB's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002, filed with the Securities and Exchange Commission.  There have been no material changes to the Company's critical accounting policies that impact BAB's financial condition or results of operations for the first six months of fiscal 2003.

ITEM 3.	CONTROLS AND PROCEDURES

Under the supervision of, and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) of the Securities Exchange Act of 1934 within 90 days of the filing date of this quarterly report.  Based upon their evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiaries) required to be included in our periodic SEC filings.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the 90 day evaluation period.  As a result, no corrective actions were required or undertaken.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	CHANGES IN SECURITIES

On December 16, 2002, the Board of Directors approved a 4-for-1 stock split to all common stock shareholders of record on January 6, 2003.   This stock dividend was paid on January 20, 2003.

On May 23, 2003 the Board of Directors approved a plan to purchase 1,177,777 shares of BAB common stock at a price of $0.18 per share.  These shares will be held by the Company as treasury stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held May 23, 2002.  Each of the proposals passed.

1.  Election of directors (Management's nominees)

	For	Withheld
Michael W. Evans	7,109,978	47,720
Michael K. Murtaugh	7,102,510	55,188
David L. Epstein	6,889,766	267,932
Steven G. Feldman	6,889,766	267,932

Proposals:

2.  Amend 2001 Long-Term Incentive Stock Option Plan for an additional 300,000 options of common stock bringing the plan total to 1,400,000 options available for grant.

For	6,734,762
Against	414,292,
Abstain	8,644

3.  Appointment of Blackman Kallick Bartlestein, LLP as independent auditors for the fiscal year ended November 24, 2002.

For	7,126,014
Against	21,440
Abstain	10,244
ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

12/4/02 BAB, Inc. files notice of a change in fiscal year end.

12/18/02 BAB, Inc. declares a stock split.

05/28/03 BAB, Inc. purchases Company common stock.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: July 11, 2003	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

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

Exhibit 99.1

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, July 11, 2003

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, July 11, 2003

Exhibit 99.2

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  July 11, 2003                                                                        By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                  Chief Executive Officer

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  July 11, 2003                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer