Form 10QSB
period 2003-08-31
BAB INC
filed 2003-10-15
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  February 18, 2003, BAB, Inc. had : 7,542,452 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

February 28, 2003

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $350,594	$ 1,201,626
Receivables
Accounts receivable, net of allowance for doubtful accounts of $112,186	366,492
National Marketing Fund contributions receivable from franchisees and stores	97,305
Notes receivable	179,731
Inventory	90,977
Assets held for sale	22,050
Prepaid and other current	198,486
--------------
Total current assets	2,156,667
--------------
Property and equipment, net of accumulated depreciation of $1,996,278	700,465
Notes receivable net of allowance	222,701
Trademarks, net of accumulated amortization of $347,361	763,667
Goodwill, net of accumulated amortization of $438,630	2,304,634
Franchise contract rights, net of accumulated amortization of $578,512	1,493,771
Other, net of accumulated amortization of $474,930	154,210
----------------
Total Assets	$7,796,115
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 175,303
Accrued liabilities	361,030
Accrued professional and other services	88,346
Unexpended National Marketing Fund contributions	447,321
Current portion of long-term debt	478,285
Deferred revenue	175,000
Deferred Franchise revenue	58,333
--------------
Total current liabilities	1,783,618
--------------
Noncurrent liabilities
Deferred revenue	33,472
Long-term debt, net of portion included in current liabilities	1,300,343
--------------
Total noncurrent liabilities	1,333,815
--------------
Stockholders' Equity
Common stock	13,507,332
Additional paid-in capital	804,196
Accumulated deficit	(9,632,846)
----------------
Total stockholders' equity	4,678,682
----------------
Total Liabilities and Stockholders' Equity	$ 7,796,115
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended
	February 28, 2003	February 24, 2002
REVENUES
Net sales by Company-owned stores	$818,091	$ 1,118,048
Royalty fees from franchised stores	612,893	660,484
Licensing fees and other income	276,691	205,185
Franchise and area development fees	95,000	163,300
	------------	------------
TOTAL REVENUES	1,802,675	2,147,017
	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	270,445	363,181
Store payroll and other operating expenses	663,904	881,366
Selling, general, and administrative expenses
Payroll-related	353,797	374,301
Occupancy	40,845	42,982
Advertising and promotion	55,669	38,196
Professional service fees	72,446	62,250
Franchise-related expenses	17,030	12,897
Depreciation and amortization	110,164	193,618
Travel	19,152	28,668
Provision for Uncollectible Accounts	18,070	20,753
Other	107,503	104,540
	------------	------------
Total Operating Costs and Expenses	1,729,025	2,122,752
	------------	------------
Income before interest	$73,650	$24,265
Interest expense	(43,009)	(42,359)
Interest income	8,361	31,028
Other income	1,142	-
	------------	------------
Net Income Before Income Taxes	$40,144	$12,934
Income Tax	-	-
	------------	------------
Net Income	$40,144	$12,934
Net Income per share - Basic	$ 0.01	$ 0.00
Net Income per share - Diluted	$ 0.00	$ 0.00
	------------	------------
Weighted average number of shares outstanding - Basic	7,536,052	8,890,492
Weighted average number of shares outstanding - Diluted	8,190,975	8,959,644
	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	February 28, 2003	February 24, 2002
Cash Flows from Operating Activities
Net Income	$40,144	$ 12,934
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	110,164	193,619
Provision for uncollectible accounts	18,070	20,753
(Increase) decrease in
Trade accounts receivable	10,685	143,492
National Marketing Fund contributions receivable	(75)	101,661
Inventories	10,147	5,235
Loss on sale of property and equipment	-	52,851
Prepaid expenses and other assets	4,432	(6,849)
Increase (decrease) in
Accounts payable	(7,123)	(60,958)
Accrued professional and other services	(14,973)	(1,518)
Accrued liabilities	(80,065)	7,393
Notes receivable	(25,116)	(90,759)
Unexpended National Marketing Fund franchisee contributions	45,974	(52,810)
Deferred revenue	16,236	(6,305)
	----------	----------
Total Adjustments	88,356	305,805
	----------	----------
Net Cash Provided by Operating Activities	128,500	318,739
	----------	----------
Cash Flows from Investing Activities
Collection of notes receivable	139,362	26,069
Purchases of property and equipment	(17,243)	(1,493)
Proceeds from sale of property and equipment	-	89,300
	----------	----------
Net Cash Provided by Investing Activities	122,119	113,876
	----------	----------
Cash Flows from Financing Activities
Debt repayments	(169,661)	(148,077)
Other - Exercise Options	925	-
	----------	----------
Net Cash Used in Financing Activities	(168,736)	(148,077)
	----------	----------
Net Increase in Cash and Cash Equivalents	81,883	284,538

Cash and Cash Equivalents, Beginning of Year	1,119,743	507,264
	--------	--------
Cash and Cash Equivalents, End of First Quarter	$ 1,201,626	$ 791,802
	=======	=======

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

2. Stores Open and Under Development

Stores which have been opened or are under development at February 28, 2003 are as follows:

Stores opened:
Company-owned	6
Franchisee-owned	172
Licensed	32
Under Development	6
----
Total	216

3. Special Charge

None

4. Earnings (Loss) per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended
	February 28, 2003	February 24, 2002

Numerator:
Net income attributable to common shareholders	$40,144	$ 12,934

Denominator:
Weighted average outstanding shares - Basic	7,536,052	8,890,492
Earnings per share - Basic	$0.01	$ 0.00
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	654,923	69,152
Weighted average outstanding shares - Diluted	8,190,975	8,959,644
Earnings per share - Diluted	$0.00	$ 0.00

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserves 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  As of February 28, 2003, 874,000 options have been issued to directors, officers and employees in 3 separate grants.   As of February 28, 2003, 32,000 options have been exercised.  For additional information see Note 11 in the Annual Report dated November 30, 2002.

6. Acquisitions and Dispositions

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

General

The Company was started in November 1992, and now includes 6 Company-owned stores and 204 franchised and licensed units at February 28, 2003.  Units in operation at February 24, 2002 included 6 Company-owned stores and 223 franchised and licensed units.  System-wide revenues in the three months ended February 28, 2003 were $14.1 million compared to $14.7 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts (licenses with HMS), and by directly entering into licensing agreements (Mrs. Fields).  The number of license units decreased by 19 from first quarter 2003 as compared to same period 2002 because of closures of HMS in airport locations.  The Company believes that these closures had no material effect on its consolidated financial operations.

The Company continues to control expenses in payroll, occupancy and overhead costs in the corporate offices. At February 28, 2003, the Company had 22 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, down from 25 at the end of the first quarter of 2002.

Effective with the 2002 fiscal year end, the Company adopted a month-end reporting beginning November 30, 2002.  This was a change from the prior reporting adopted in 1999 of a 52-53 week reporting period ending on the last Sunday of its fiscal year in November.  The first quarter of fiscal 2003 had 90 days as compared to 91 days in 2002.

Results of Operations

Three months Ended February 28, 2003 versus Three  Months Ended February 24, 2002.

In the three months ended February 28, 2003, the Company reported income of $44,000 versus income of $13,000 for the same period in 2002.  Total revenues decreased by  $344,000 for the three months ending February 28, 2003, as compared to the three months ending February 24, 2002, due primarily to a decrease in Company-owned store revenues of $300,000, a slight decrease in royalty revenue of $48,000 and a decrease in franchise fee revenue of $68,000, offset by an increase in licensing fees and other income of $72,000.

The primary factors contributing to the decrease in revenues for Company-owned stores for first quarter 2003 as compared to same period 2002 was a $174,000 decrease in wholesale revenues as part of management's goal of eliminating sales to less profitable customers. In addition, $94,000 of first quarter 2002 revenues was from a Company-owned store sold during that period.  Licensing fee and other revenue increased by $72,000, primarily due to renegotiations  of licensing fee contracts at more favorable terms.

Royalty revenue was down slightly for the three months ending February 28, 2003, $48,000 as compared to the three months ended February 24, 2002.  Franchise fee revenues decreased by $68,000 primarily due to fewer new store openings in the first quarter of 2003 as compared to first quarter 2002.

Food, beverage and paper costs incurred at Company-owned stores decreased $93,000 in the first quarter 2003 as compared to 2002. In the first quarter 2003 Company-owned expenses related to payroll were reduced $126,000, occupancy costs decreased $30,000 and other operating expenses decreased $62,000 as compared to same period 2002.

Because of the Company's continued emphasis on cost control and expansion of the franchise network, the Company has been profitable six consecutive quarters.  Management will continue to focus it's energies on franchising and cost control.

Interest expense remained flat from first quarter 2003 and 2002.  Interest expense should decline for the remainder of fiscal 2003 compared to 2002 as the Company continues to reduce it's debt.   Net income per share as reported for basic outstanding shares for the three months ended February 28, 2003 was $0.01 and diluted was $0.00, versus net income per share of $0.00 for the year-ago period on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $129,000 during the first three months of fiscal 2003 versus cash provided by operations of $319,000  in the year-ago period.  Cash provided from operating activities primarily represents net income of $40,000, adjusted for depreciation and amortization of $110,000, and the provision for doubtful accounts of $18,000.  Sources of funds were provided by a decrease in accounts receivable and inventories of $11,000 and $10,000, respectively,  a decrease in prepaid expenses of $4,000, an increase in unexpended National Marketing Fund of $46,000, and an increase in deferred revenue of $16,000.  This is offset  principally by a decrease in accounts payable of $7,000, a decrease in accrued liabilities of $95,000 and a decrease in notes receivable of $25,000.  Investing activities provided $122,000 during the three months ended February 28, 2003, and consisted of  collection of notes receivable of $139,000,  less $17,000 spent for purchases of equipment.  In the year ago period, investing activities provided $114,000 from collection of notes receivable and proceeds from asset sales.  Cash used in financing activities was $169,000 during the three months ended February 28, 2003 due to debt repayments.  During the period ended February 24, 2002, cash used in financing activities was $148,000, also due to debt repayments.  The net increase in cash and equivalents was $82,000 in fiscal 2003 versus an increase in cash and equivalents of $285,000 in the period ended February 24, 2002.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on December 1, 2002.  SFAS No. 142 address the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  Under the new rules, goodwill and intangible assets acquired, other than in a business combination with indefinite lives, will no longer be amortized but will be subject to annual impairment tests.  The goodwill arising from business acquisitions prior to July 1, 2001 was amortized on a straight-line basis over 40 years.  Other indefinite lived intangible assets including franchise contract rights, trade names and trademarks were being amortized on a straight-line basis over 17 years to 20 years  prior to December 1, 2002.  These indefinite-lived intangibles and goodwill are no longer being amortized, effective December 1, 2002.  Total restated expenses related to the amortization of other indefinite-lived intangible and goodwill for the three months ended February 24, 2002 was $56,104, or $0.01 per share on a basic and diluted basis.

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

	3 months ended
	February 28, 2003	February 24, 2002

Reported net income	40,144	12,934
Add back amortization	--	56,104
Adjusted net income	40,144	69,038
Reported net income per share- Basic	$0.01	$ 0.00
Reported net income per share- Diluted	$0.00	$ 0.00
Add back amortization- earnings per share basis	--	$0.01
Reported net income per share- Basic	$ 0.01	$ 0.01
Reported net income per share- Diluted	$0.00	$0.01

Net intangible assets with definite lives totaled $154,210 for the quarter ended February 28, 2003.  The definite lived intangible assets and their respective accumulated amortization are as follows:

Definite Lived Intangible Assets	Original Cost	Amortization as of February 28, 2003
Host Contract Rights	$ 268,205	$ 215,247
NonCompete Agreement	210,000	171,500
Master Lease Origination Fees	95,382	58,149
Other	55,553	30,034
Total	$ 629,140	$ 474,930

Amortization expense of intangible assets with a definite life for the quarter ended February 28, 2003 was $25,800.  The estimated amortization expense on these intangible assets is as follows for November 30:

2003	$ 103,000
2004	50,000
2005	14,000
2006	10,000
2007	3,000
Total	$ 180,000

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under this standard asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 did not have an impact on its consolidated financial position or results of operation.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing.  The impairment testing as of the quarter ending February 28, 2003, indicated no impairment as defined by SFAS No. 144.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in BAB's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002, filed with the Securities and Exchange Commission.  There have been no material changes to the Company's critical accounting policies that impact BAB's financial condition or results of operations for the first quarter of fiscal 2003.

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

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

12/4/02 BAB Inc. files notice of a change in fiscal year end.

12/18/02 BAB Inc declares a stock split.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 11, 2003	/s/ JEFFREY M. GORDEN
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

BAB,Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, April 11, 2003

BAB,Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, April 11, 2003

Exhibit 99.2

BAB,Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended February 28,2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  April 11, 2003                                                                        By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                  Chief Executive Officer

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended February 28, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  April 11, 2003                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer