Form 10QSB/A
period 2003-08-31
BAB INC
filed 2003-10-21
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  October 14, 2003, BAB, Inc. had : 6,791,626 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

August 31, 2003

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $309,889	$ 1,380,910
Receivables
Accounts receivable, net of allowance for doubtful accounts of $92,091	305,436
National Marketing Fund contributions receivable from franchisees and stores	91,362
Notes receivable	98,913
Inventory	76,250
Assets held for sale	12,490
Prepaid and other current	184,262
--------------
Total current assets	2,149,623
--------------
Property and equipment, net of accumulated depreciation of $2,027,389	427,184
Notes receivable, net of allowance of $64,482	112,569
Trademarks, net of accumulated amortization of $347,361	763,667
Goodwill, net of accumulated amortization of $438,630	2,304,634
Franchise contract rights, net of accumulated amortization of $578,512	1,493,771
Other, net of accumulated amortization of $526,508	102,632
----------------
Total Assets	$7,354,080
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 145,707
Accrued liabilities	328,569
Accrued professional and other services	114,814
Unexpended National Marketing Fund contributions	402,076
Current portion of long-term debt	307,777
Deferred revenue	33,333
Deferred Franchise revenue	230,000
--------------
Total current liabilities	1,562,276
--------------
Noncurrent liabilities
Deferred revenue	20,833
Long-term debt, net of portion included in current liabilities	1,168,813
--------------
Total noncurrent liabilities	1,189,646
--------------
Stockholders' Equity
Common stock	13,507,537
Additional paid-in capital	814,973
Treasury stock	(212,000)
Dividends Paid	(135,833)
Accumulated deficit	(9,372,519)
----------------
Total stockholders' equity	4,602,158
----------------
Total Liabilities and Stockholders' Equity	$7,354,080
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		9 months ended
	August 31, 2003	August 25, 2002	August 31, 2003	August 25, 2002
REVENUES
Net sales by Company-owned stores	$704,636	957,387	$ 2,362,567	3,084,230
Royalty fees from franchised stores	652,371	664,504	1,933,505	2,018,279
Licensing fees and other income	277,482	299,429	885,716	773,739
Franchise and area development fees	115,500	100,080	282,990	362,880
	------------	------------	------------	------------
TOTAL REVENUES	1,749,989	2,021,400	5,464,778	6,239,128
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	240,094	294,904	785,045	976,852
Store payroll and other operating expenses	582,005	807,923	1,933,686	2,476,497
Selling, general, and administrative expenses
Payroll-related	326,218	353,758	982,137	1,083,811
Occupancy	29,111	49,237	94,223	146,927
Advertising and promotion	35,991	46,360	153,523	129,011
Professional service fees	72,446	67,946	217,339	201,200
Franchise-related expenses	27,397	28,985	62,748	53,238
Depreciation and amortization	116,633	170,282	337,904	547,291
Travel	25,258	14,699	73,076	68,761
Provision for Uncollectible Accounts	36,000	18,048	116,265	59,831
Other	107,486	113,076	318,405	328,904
	------------	------------	------------	------------
Total Operating Costs and Expenses	1,598,639	1,965,218	5,074,351	6,072,323
	------------	------------	------------	------------
Income before interest	$151,350	$56,182	390,427	$166,805
Interest expense	(32,664)	(40,899)	(111,855)	(126,626)
Interest income	5,846	10,837	21,899	45,207
Other income	---	42,348		47,105
	------------	------------	------------	------------
Net Income	$124,532	68,468	$300,471	$132,491
Net Income per share - Basic and Diluted	$ 0.02	$ 0.01	$ 0.04	$ 0.01
	------------	------------	------------	------------
Weighted average number of shares outstanding - Basic	7,160,855	8,904,492	7,160,855	8,904,492
Weighted average number of shares outstanding - Diluted	7,324,495	8,963,016	7,324,495	8,963,016
Cash dividends per share	$ 0.02	--	$ 0.02	--
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended
	August 31, 2003	August 25, 2002
Cash Flows from Operating Activities
Net Income	$ 300,471	$ 132,491
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	337,904	547,293
Provision for uncollectible accounts	116,265	59,831
(Increase) decrease in
Trade accounts receivable	68,790	144,145
National Marketing Fund contributions receivable	5,868	131,145
Inventories	24,874	22,100
Notes receivable	(38,022)	(103,101)
Loss on sale of property and equipment	33,460	52,851
Prepaid expenses and other assets	18,656	(82,542)
Increase (decrease) in
Accounts payable	(36,719)	(132,276)
Accrued professional and other services	11,495	(758)
Accrued liabilities	(112,527)	11,510
Unexpended National Marketing Fund franchisee contributions	729	(7,464)
Deferred revenue	33,597	52,535
	----------	----------
Total Adjustments	464,370	695,269
	----------	----------
Net Cash Provided by Operating Activities	764,841	827,760
	----------	----------
Cash Flows from Investing Activities
Collection of notes receivable	247,976	72,134
Purchases of property and equipment	(27,632)	(63,117)
Proceeds from sale of property and equipment	83,605	89,300
	----------	----------
Net Cash Provided by Investing Activities	303,949	98,317
	----------	----------
Cash Flows from Financing Activities
Debt repayments	(471,697)	(496,823)
Purchase common stock for treasury	(212,000)	-
Dividend Paid	(135,833)	-
Options Exercised for Common stock	11,907	-
	----------	----------
Net Cash Used in Financing Activities	(807,623)	(496,823)
	----------	----------
Net Increase in Cash and Cash Equivalents	261,167	429,254

Cash and Cash Equivalents, Beginning of Year	1,119,743	507,264
	--------	--------
Cash and Cash Equivalents, End of Third Quarter	$ 1,380,910	$ 936,518
	=======	=======

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

2. Stores Open and Under Development

Stores which have been opened or are under development at August 31, 2003 are as follows:

Stores opened:
Company-owned	4
Franchisee-owned	172
Licensed	30
Under Development	9
----
Total	215

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	9 months ended
	August 31, 2003	August 25, 2002

Numerator:
Net income attributable to common shareholders	$ 300,471	$ 132,491

Denominator:
Weighted average outstanding shares - Basic	7,160,855	8,904,492
Earnings per share - Basic	$0.04	$ 0.01
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	163,640	58,524
Weighted average outstanding shares - Diluted	7,324,495	8,963,016
Earnings per share - Diluted	$0.04	$ 0.01

4.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the plan total 1,400,000.  As of August 31, 2003, 900,000 options have been issued to directors, officers and employees in 3 separate grants.   Of these 900,000 options granted, 27,333 have expired due to forfeiture and 489,332 options have been exercised as of August 31, 2003.

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

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 required increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements beginning this quarter.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS Statement No. 123, net earnings would have been reduced by $6,600 for the 9 months ended August 31, 2003 and $19,100 for 9 the months ended August 25, 2002 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

9 months ended
	August 31, 2003	August 25, 2002
Net Earnings:
As reported	$ 300,471	$ 132,491
Pro forma	$ 293,871	$ 113,391
Net earnings per common and common equivalent share:
Basic and diluted -as reported	$ 0.04	$ 0.01
Basic and diluted -pro forma	$ 0.04	$ 0.01

5. Acquisitions and Dispositions

None.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

The Company was started in November 1992, and includes 4 Company-owned stores and 202 franchised and licensed units at August 31, 2003.  Units in operation at August 25, 2002 included 6 Company-owned stores and 209 franchised and licensed units.  System-wide revenues in the nine months ended August 31, 2003 was $45.0 million as compared to August 25, 2002 which were $47.0 million.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) and licensing contracts (licenses with HMS Host), and by directly entering into licensing agreements (Kohr Bros and Mrs. Fields Famous Brands).

The Company has controlled expenses in payroll, occupancy and overhead costs in the corporate offices. At August 31, 2003, the Company had 22 employees at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, the same number as at the end of the 3rd quarter of 2002.

Effective with the 2002 fiscal year end, the Company adopted a month-end reporting beginning November 30, 2002.  This was a change from the prior reporting adopted in 1999 of a 52-53 week reporting period ending on the last Sunday of its fiscal year in November.  The first nine months of fiscal 2003 had 274 days as compared to 273 days in 2002.

Results of Operations

Three months Ended August 31, 2003 versus Three Months Ended August 25, 2002.

In the three months ended August 31, 2003, the Company reported income of $125,000 versus income of $68,000 for the same period in 2002.  Total revenues decreased by $271,000 for the three months ending August 31, 2003, as compared to the three months ending August 25, 2002, due primarily to a decrease in Company-owned store revenues of $253,000, a slight decrease in royalty revenue of $12,000 and a decrease in licensing fee and other income of $22,000.  This was offset by an increase in franchise fee revenue of $15,000.

The primary factors contributing to the decrease in revenues of $253,000 for Company-owned stores for third quarter 2003 as compared to same period 2002 was a $142,000 decrease in revenue relating to stores sold or closed during 2002 and 2003, and a $62,000 decrease in wholesale revenues as part of management's goal of eliminating sales to less profitable customers.  In addition, sales for the four Company-owned stores were down slightly, $49,000 for the three months ending August 31, 2003, as compared to the same period 2002.  Licensing fee and other revenue decreased by $22,000, of which $33,000 was attributed to a loss on sold or closed Company-owned stores, offset by an actual increase of $11,000 for licensing fees and other income due to renegotiations of licensing fee contracts at more favorable terms.

Royalty revenue was down $12,000 for the three months ending August 31, 2003, as compared to the three months ended August 25, 2002, mainly as a result of being down 3 franchise units at the end of the third quarter, 172 units at August 31, 2003 versus 175 units same period 2002.   Franchise fee revenues increased by $15,000 in comparison to 2002.  The Company opened 3 new franchise stores in both third quarter 2003 and 2002; however, more franchise operated stores transferred ownership in 2003 generating an increase in transfer fees.

Company-owned store direct costs decreased $281,000 in third quarter 2003 as compared to same period 2002.  The total expenses in the third quarter of 2003 for Company operated locations, including cost of goods, was $822,000 as compared to $1,103,000 for the same period of 2002.

With the close of the third quarter of 2003, the Company has had eight consecutive profitable quarters.  Management will continue to focus it's energies on franchising and cost control.

Interest expense decreased $8,000 in the third quarter 2003, compared to same the period 2002, because of lower total debt outstanding.  Net income per share as reported for basic and diluted outstanding shares for the three months ended August 31, 2003, was $0.02, versus net income per share of $0.01 for the year-ago period on both a basic and diluted basis.

Nine Months Ended August 31, 2003 versus Nine  Months Ended May 26, 2002.

In the nine months ended August 31, 2003, the Company reported income of $300,000 compared to income of $132,000 for the same period  2002.

Total revenues decreased by  $774,000 in the nine months of fiscal 2003, as compared to the same period 2002, due primarily to a decrease in Company-owned store revenues of $722,000, a decrease in royalty revenue of $85,000, and a decrease in franchise fee revenue of $80,000, which was offset by an increase in license fees and other income of $112,000.

The decrease in revenue of $722,000 from Company-owned stores for the nine months ending August 31, 2003, as compared to the same period for 2002, is due to a decrease in revenues for Company-owned stores sold or closed during 2002 and 2003 of $317,000, a decrease in wholesale revenues of $273,000 in 2003 due to management's decision to eliminate wholesale sales to less profitable customers and a decrease in Company-owned store sales of $131,000 in 2003 versus 2002.  The increase of $112,000 in license fees and other income was due primarily to renegotiations of licensing fee contracts at more favorable terms.

Royalty revenue decreased slightly, 4.2% or $85,000, for the first nine months of 2003 compared to 2002.  Total system-wide sales were down slightly for the nine months ended August 31, 2003, as compared to the same period 2002.  The Company had 3 fewer  franchise units, 172 at August 31, 2003, as compared to 175 franchise units in the same period 2002.  Franchise fee revenue decreased $80,000, primarily due to fewer new store openings, 7 new stores opened as of August 31, 2003, as compared to 10 opening in the same period for 2002.

Company-owned store food, beverage and paper costs decreased $192,000 in 2003, Company-owned  store personnel payroll decreased $266,000 in 2003 and other direct Company-owned store expenses decreased $277,000, as compared to same period 2002.  Direct expenses related to Company-owned locations decreased a total of $735,000, which was $13,000 greater than the decrease in Company-owned store location revenue of $722,000.  The Company's continued emphasis on cost control resulted not only in savings in the Company-owned operations, but also in corporate payroll and occupancy related expenses, which decreased $154,000.  The total decrease in operating expenses  was $998,000, going from $6,072,000 in 2002 to $5,074,000 in 2003.

Interest expense decreased by $15,000 to $112,000 in 2003, compared to $127,000 in the year ago period as the Company continues to reduce debt.  Net income per share for the nine months ended August 31, 2003, was $0.04 on both a basic and diluted basis versus income per share of $0.01 for the year-ago period on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $765,000 during the nine months of fiscal 2003, versus cash provided by operations of $828,000 in the year-ago period.  Cash provided from operating activities primarily represents net income of $300,000, adjusted for depreciation and amortization of $338,000, the provision for doubtful accounts of $116,000 and a loss on Company-owned store assets of $33,000.  Sources of funds were provided by a decrease in both accounts receivable and inventories of $69,000 and $25,000, respectively, a decrease in prepaid expenses of $19,000, a decrease in the National Marketing Fund receivables (net of liabilities) of $7,000, and an increase in deferred revenue of $34,000.  This was offset principally by a decrease in accounts payable of $37,000, an increase in notes receivable of $38,000, and a decrease in accrued liabilities of $101,000.  Investing activities provided $304,000 during the nine months ended August 31, 2003, and consisted of  collection of notes receivable of $248,000,  less $28,000 spent for purchases of equipment plus proceeds of $84,000 from the sale of equipment.  In the year ago period, investing activities provided $98,000 consisting of $72,000 from the collection of notes receivable, and proceeds from the sale of property and equipment of $89,000, less $63,000 for the purchases of equipment.  Cash used in financing activities was $808,000 during the nine months ended August 31, 2003, and consisted of $472,000 in debt repayments and $212,000 to purchase Company common stock and $136,000 paid out as cash dividends to common stock holders, reduced by $12,000 for   proceeds from exercised stock options.  During the period ended August 25, 2002, cash used in financing activities was $497,000, all for debt repayments.  The net increase in cash and equivalents was $261,000 in fiscal 2003, versus an increase in cash and equivalents of $429,000 in the period ended August 25, 2002.

The Company has no financial covenants on any of its outstanding debt.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations."  SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001, and eliminates the pooling-of-interests method.  Adoption of SFAS No. 141 did not have a material effect on the Company's financial position, results of operation and cash flows.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on December 1, 2002.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  Under the new rules, goodwill and intangible assets acquired, other than in a business combination with indefinite lives, will no longer be amortized, but instead will be subject to annual impairment tests.  The goodwill arising from business acquisitions prior to July 1, 2001, was amortized on a straight-line basis over 40 years.  Other indefinite lived intangible assets, including franchise contract rights, trade names and trademarks, were being amortized on a straight-line basis over 17 - 20 years  prior to December 1, 2002.  These indefinite-lived intangibles and goodwill are no longer being amortized, effective December 1, 2002.  Total restated expenses related to the amortization of other indefinite-lived intangibles and goodwill for the nine months ended August 31, 2002, was $179,472, or $0.02 per share on a basic and diluted basis.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its goodwill impairment assessment during the first quarter ending February 28, 2003, as required, which indicated no impairment of goodwill.  A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of goodwill and other indefinite-lived intangible assets is as follows:

	9 months ended
	August 31, 2003	August 25, 2002

Reported net income	$ 300,471	$ 132,491
Add back amortization	--	179,472
Adjusted net income	$ 300,471	$ 311,963
Reported net income per share- Basic and Diluted	$0.04	$ 0.01
Add back amortization- earnings per share basis	--	$0.02
Reported net income per share- Basic and Diluted	$ 0.04	$ 0.03

Net intangible assets with definite lives totaled $102,632 for the quarter ended August 31, 2003.  The definite lived intangible assets and their respective accumulated amortization are as follows:

Definite Lived Intangible Assets	Original Cost	Amortization as of August 31, 2003
Host Contract Rights	$ 268,205	$ 231,180
NonCompete Agreement	210,000	192,500
Master Lease Origination Fees	95,382	62,727
Other	55,553	40,101
Total	$ 629,140	$ 526,508

Amortization expense of intangible assets with a definite life for the first nine months ended August 31, 2003 was $77,400.  The estimated amortization expense on these intangible assets is as follows for November 30:

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2002 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of  Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  However, the enhanced disclosure provisions as defined by SFAS No. 148 was effective for the quarter ending May 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."   SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have a material impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into of modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in BAB's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2002, filed with the Securities and Exchange Commission.  There have been no material changes to the Company's critical accounting policies that impact BAB's financial condition or results of operations for the nine months of ending August 31, 2003.

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

05/28/03 BAB, Inc. purchases Company common stock.

7/31/03 BAB Inc., announced that its Board of Directors approved and declared a semiannual cash dividend of $0.02 per share payable to shareholders of record as of August 11, 2003.  This cash dividend was paid on August 26, 2003.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 14, 2003	/s/ JEFFREY M. GORDEN
Jeffrey M. Gorden
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer

Exhibit 21.1	SUBSIDIARIES OF BAB, INC.

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation

Exhibit 31.1

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, October 14, 2003

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, October 14, 2003

Exhibit 32.1

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 14, 2003                                                                        By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                  Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 14, 2003                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer