Form 10KSB
period 2003-11-30
BAB INC
filed 2004-02-27
CIK 1123596

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2003
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

$7,158,000

State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $2,117,067 based on 3,333,963 shares held by nonaffiliates as of February 19, 2004 and the average of the closing bid ($0.62) and asked ($0.65) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 6,865,892 shares of Common Stock, as of February 19, 2004.

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

  OVERVIEW

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels, My Favorite Muffin and Brewster's Coffee trade names. At November 30, 2003, the Company had 182 units in operation in 27 states, and 8 units are in International locations, including   Egypt, Peru and U.A.E.. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields),  Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The Big Apple Bagels brand franchised and Company-owned stores feature daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed Big Apple Bagels units serve the Company's par-baked frozen bagel products, freshly baked daily and related products. The My Favorite Muffin brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products. The Company's Brewster's Coffee unit is a specialty coffee shop featuring a variety of premium arabica bean coffees--freshly brewed or in bulk--and related products. Big Apple Bagels units are concentrated in the Midwest and Western United States, while My Favorite Muffin units are clustered in the Middle Atlantic States. The Brewster's coffee products are featured in all Company-owned and many of the franchised units.

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units and the development of alternative distribution channels for its branded products. The Company intends to continue its expansion through growth in franchise units and further development of nontraditional distribution channels. The Company is leveraging on the natural synergy of distributing muffin products in existing Big Apple Bagels units and, alternatively, bagel products and Brewster's Coffee in existing My Favorite Muffin units. The Company expects to continue to realize efficiencies in servicing the combined base of Big Apple Bagels and My Favorite Muffin franchisees.

Operating Income

The Company reported net income of $589,000 for the year ended November 30, 2003, and net income of $326,000 for the year ended November 30, 2002.  The Company believes that with its continued strong focus on franchising and licensing operations, and continued operation of Company-owned stores that meet profit expectations, it will continue to be profitable.  The Company will also continue to review and institute cost controls where deemed necessary.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc. and Hawkeye Foodservice.  The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are readily available from other sources.

LOCATIONS

The Company has 4 Company-owned stores, 173 franchised locations and 5 licensees.   Of the 182 locations, 174 are located in 27 states and 8 units are in International locations including Egypt, Peru and U.A.E.

STORE OPERATIONS

BIG APPLE BAGELS--Big Apple Bagels franchised and Company-owned stores daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, and gourmet coffees and other beverages. A typical Big Apple Bagels franchise or Company-owned store is  in an area with a mix of both residential and commercial properties. The average Company-owned or franchised store ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN--My Favorite Muffin (MFM) franchised stores bake 20 to 25 varieties of muffins daily, from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. While a number of MFM units are located in shopping mall locations with minimal square footage of 400 to 800 square feet, the typical strip mall prototype unit is approximately 2,000 square feet with seating for 30 to 40 persons. A typical MFM franchise store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties.

BREWSTER'S COFFEE--Brewster's Coffee licensed units serve a variety of arabica bean coffees, both freshly brewed and in bulk, and related products such as bagels, muffins and other beverages. The typical Brewster's coffee location is approximately 1,500 square feet and offers seating for 20 to 30 persons and is generally located in a high traffic urban or suburban location.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, Big Apple Bagels ("BAB") and MFM franchisees are members of a national marketing fund requiring an ongoing 1% contribution based on net sales. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000 and $15,000 for a satellite location and $10,000 for a kiosk.

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

The Company's franchise agreements provide a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the franchise agreement.

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

The Company believes the most direct competitors of its bagel concept units are Bruegger's Bagel Bakery, and New World Coffee-Manhattan Bagel Inc. which operates under Einstein Bros. Bagels, Noah's NY Bagel, Manhattan Bagel Bakery and Chesapeake Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may be expected to compete with the Company. There is not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company competes against numerous small, independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts, McDonald's and Panera, that offer bagels and muffins as part of their breakfast food offerings and supermarket bakery sections.  In particular, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels offered in supermarkets. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

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

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by New World Coffee-Manhattan Bagel Inc.  The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation may be affected not only by the performance of Company-owned stores but also by the performance of its franchise stores, over which the Company has limited control.

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

EMPLOYEES

As of November 30, 2003, the Company employed 91 persons, consisting of  71 working in the Company-owned stores, of which 44 are part-time employees. The remaining employees are responsible for Corporate oversight and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,300 square feet, is located in Chicago, Illinois and is leased pursuant to a lease expiring in June 2004.  The Company signed a new lease December 12, 2003, with IL-Corporate 500 Centre, L.L.C.  for it's executive office facilities which will be located in Deerfield, IL.  The new facility is approximately 7,100 square feet. The lease payments begin on August 1, 2004  with the lease period through January 31, 2011.   The facility is to be ready for occupancy in April 2004.   Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. (See Note 7 in the audited consolidated financial statements included herein.)

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2003.  The Company's Common Stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."  The following numbers have been adjusted for a 4:1 stock split, which was effective January 20, 2003.

BAB, Inc.
YEAR ENDED NOVEMBER 30, 2002	LOW	HIGH
First quarter	.04	.09
Second quarter	.04	.09
Third quarter	.05	.10
Fourth quarter	.05	.20

YEAR ENDED NOVEMBER 30, 2003
First quarter	.07	.70
Second quarter	.18	.35
Third quarter	.18	.95
Fourth quarter	.37	.60

As of February 19, 2004, the Company's Common Stock was held by 194 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 19, 2004, is approximately 1,600 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan ( Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of common stock for grant.   During fiscal 2003, 300,000 stock options were granted to directors, officers and employees.  In fiscal 2002, 600,000 stock options were granted to directors, officers and employees.  On December 2, 2003, 95,000 options were granted, leaving 405,000 options available for grant.  As of February 19, 2004, there were 458,895 stock options exercised since the initial grant on December 19, 2001.  (See Note 11 of the audited consolidated financial statements included herein.)

DIVIDEND POLICY

The Board of Directors of the Company declared a semi-annual cash dividend of $0.02 per share on July 29, 2003 to be paid  on August 26, 2003 to common stock shareholders of record as of August 11, 2003.  After the close of the fiscal year, a semi-annual $0.02 per share cash dividend was approved by the Board of Directors on January 1, 2004 payable on February 2, 2004 to common stock shareholders of record as of January 16, 2004.  There were no dividends declared or paid in fiscal 2002.

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

GENERAL

The Company has 4 Company-owned stores and 178 franchised and licensed units as of the end of fiscal 2003. Units in operation at the end of fiscal 2002 included 6 Company-owned stores and 208 franchised and licensed units. System-wide revenues in fiscal 2003 were $59 million compared to $64 million in fiscal 2002.

The Company's revenues are derived primarily from the operation of Company-owned stores, receipt of initial franchise fees and receipt of ongoing royalties paid to the Company by its franchisees.  Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts, and by directly entering into licensing agreements (Mrs. Fields). The number of licensed units in fiscal 2003 decreased by 27 units as compared to fiscal 2002 due primarily to the HMS Host (HMS) contract termination.  (See Note 4 of the audited consolidated financial statements included herein.)  The Company believes that these closures have had no material effect on its consolidated financial results.

During fiscal 2003, the Company continued to decrease costs in payroll, occupancy and overhead not only at the 4 Company-owned stores, but also in the Corporate Office as well.  At November 30, 2003, the Company had 20 employees at the corporate level to oversee the franchise, licensed and Company-owned store operations, versus 24 at the end of 2002.  The Company continues to lower costs on an absolute basis.  Total operating costs, excluding provision for uncollectible accounts and depreciation and amortization, and less interest and other income and expenses, decreased $1,472,000, to $5,858,000, or 81.8% of total revenue in fiscal 2003 versus $7,330,000, or 85.7% of total revenue in fiscal 2002. As noted above, the Company had 6 Company-owned stores at the end of fiscal 2002 but only 4 at the end of fiscal 2003. Management expects that payroll and other operating costs related to Company-owned stores and the Corporate office will continue to decrease as a percentage of revenue as additional franchises are opened and revenue from licensing and other non-traditional sources increases.

Effective with the 2002 fiscal year-end, the Company adopted a month-end reporting beginning November 30, 2002.  This was a change from the prior reporting adopted in 1999 of a 52-53 week period ending on the last Sunday of its fiscal year in November.  The  fiscal year ended  on November 30, 2003, contained 52 weeks whereas fiscal year ended November 30, 2002, contained 53 weeks.

FISCAL YEAR 2003 COMPARED TO FISCAL YEAR 2002

Total revenues from all sources decreased 16.3% to $7,158,000 in 2003 from $8,550,000 in the prior year. Net sales at Company-owned stores decreased 26.6% to $3,001,000 in fiscal 2003, versus $4,086,000 in fiscal 2002. The Company sold 1 store and closed another in fiscal 2003 which contributed $254,000 in revenue for fiscal 2003, versus $644,000 in 2002.  In addition, a store that closed in 2002 contributed $94,000 in revenue for that year. Wholesale sales decreased by $395,000 in fiscal 2003 as compared to fiscal 2002. Part of the difference, $181,000, was due to sales at locations open in 2002 that closed in 2003. Another $214,000 of the difference was due to the elimination of sales to less profitable customers.  Royalty fees from franchise stores were down $199,000, or 7.2%, in fiscal 2003 as compared to fiscal 2002, primarily due to less days of revenue in 2003 as compared to 2002, (5 fewer days in 2003).  Franchise fee revenue was $410,000 in fiscal 2003 versus $570,000 in fiscal 2002, a decrease of $160,000, or 28.1%.  Of this $160,000 decrease in franchise fee revenue, $138,000 was because of fewer new store openings in fiscal 2003, 12, as compared to fiscal 2002, 17. In addition, revenue for defaulted preliminary agreements was down $50,000 in 2003 as compared to 2002, whereas transfer fees were up in 2003 by $28,000 as compared to 2002. Licensing fees and other income increased $52,000 in fiscal 2003 as compared to fiscal 2002, due primarily to $23,000 less loss on stores sold in fiscal 2003 as compared to 2002, and an increase in the general licensing fee revenues of $29,000 in fiscal 2003 as compared to 2002.

Food, beverage and paper costs incurred at Company-owned stores decreased $293,000 in fiscal 2003 to $998,000 from $1,291,000 in fiscal 2002.  As a percentage to net Company-owned store revenues, fiscal 2003 costs were 33.3% as compared to 31.6% for fiscal 2002.  Store payroll and other Company-owned store costs increased to 82.8% of net Company-owned store revenues in fiscal 2003, from 77.6% in fiscal 2002.  Company-owned store payroll and other expenses decreased $688,000 in fiscal 2003 to $2,484,000 from $3,172,000 in fiscal 2002.

Selling, general and administrative costs were 44.7% of revenues in fiscal 2003 as compared to 43.3% for fiscal 2002.  On an absolute basis, selling, general and administrative expenses decreased $501,000 in fiscal 2003 to $3,199,000 versus $3,700,000 in 2002.  In the SG&A category, there was a reduction in depreciation and amortization expense of $268,000.  The primary reason for the decrease was a reduction in amortization expense for fiscal 2003 of $236,000 as the result of adoption of SFAS 142 "Goodwill and Other Intangible Assets."  Goodwill and other non-lived intangible assets are no longer amortized, but instead are now tested for impairment.  (See Note 2 of the audited consolidated financial statements included herein.)  The balance of the change in depreciation and amortization was due to Company-owned locations sold or closed during 2002 and 2003.  Corporate payrolls and payroll related expenses decreased $113,000 in fiscal 2003, going to $1,382,000, from $1,495,000 in fiscal 2002.  Other areas in which management succeeded in cost control for fiscal 2003, as compared to 2002, included an $88,000 reduction in insurance expense, a $47,000 decrease in occupancy expense and a $37,000 reduction in professional fees.  These reductions in expenses were offset by increases in expenses for fiscal 2003 as compared to 2002 for bad debt expense of $35,000 and an increase in other general expenses of $28,000.  On November 26, 2003, a termination of contract agreement was signed with HMS. This termination agreement resulted in cash proceeds of $525,000, a $256,000 goodwill impairment and a loss on abandonment of assets of $46,000.  (See Note 4 of the audited consolidated financial statements included herein.)

Net income from operations for the period ended November 30, 2003 was $699,000 as compared to net income from operations of $387,000 at November 30, 2002.   As of the last quarter of fiscal 2003, the Company had 9 consecutive profitable quarters.   The Company's management team has continued to focus on the franchising system and cost control which has resulted in continued bottom-line profitability.   Although total revenues have decreased,  as expected, expenses have decreased at a greater rate. Interest expense decreased to $136,000 during 2003, from $169,000 in 2002, primarily due to a decrease in outstanding debt.

Net income totaled $589,000 during the current fiscal year as compared to a net income of $326,000 in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $1,615,000 during fiscal 2003. Cash provided from operating activities principally represents net income, plus depreciation and amortization of $448,000, the proceeds on the HMS contract termination of $525,000, the loss on sale of property and equipment of $1,000,  the provision for uncollectible accounts of $152,000, a reduction in trade accounts receivable of $76,000, an increase in accrued liabilities of $60,000, an increase in deferred revenue of $42,000, a decrease in prepaids and other assets of $44,000 and reductions in  inventories of $24,000. The cash provided was reduced by a gain on the HMS contract termination of ($221,000), a decrease in National Marketing Fund obligations of ($16,000), a decrease in accounts payable of ($72,000) and an increase in notes receivable of ($38,000).   The net cash provided from operating activities totaled $1,163,000 during fiscal 2002. In fiscal 2002, cash provided from operating activities principally represents net income, plus depreciation and amortization of $716,000, the loss on sale of property and equipment of $74,000, the provision for uncollectible accounts of $117,000, a reduction in trade accounts receivable of $110,000, reductions in  inventories of $18,000, and a decrease in National Marketing Fund contributions receivable of $113,000.  The cash provided was also reduced by a decrease in accounts payable of ($81,000), a decrease in accrued liabilities of ($7,000), increase in notes receivable of ($55,000), a decrease in deferred revenue of ($51,000), an increase in prepaids and other assets of ($117,000).   Should a decrease in operating cash flow occur, there would be an obvious negative impact on the Company's liquidity.

Cash provided from investing activities during 2003 totaled $373,000, and was provided from the sale of property and equipment of $142,000 and collection of notes receivable in the amount of $268,000, offset by purchases of property and equipment of ($36,000).  Cash provided from investing activities during 2002 totaled $130,000, and was provided from the sale of property, equipment and assets held for resale of $89,000 and collection of notes receivable of $116,000, offset by purchases of property and equipment of ($75,000).

Financing activities used ($871,000) during fiscal 2003, due to the repayment of notes payable of ($547,000), the purchase of Treasury Stock in the amount of ($212,000) and the payment of stock dividends ($136,000), offset by the exercise of stock options in the amount of $25,000.  In fiscal 2002, financing activities used ($681,000) due to repayment of notes payable.

The Company has no financial covenants on any of its outstanding debt.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements, other than the lease commitments disclosed in Note 7 of the audited consolidated financial statements included herein.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 of the audited consolidated financial statements included herein).  While all of the significant accounting policies impact the Company's Consolidated Financial Statements, some of the policies may be viewed to be more critical.  The more critical policies are those that are most important to the portrayal of the Company's financial condition and results of operation, and that require management's most difficult, subjective and/or complex judgments and estimates.   Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  The results of judgments and estimates form the basis for making judgments about the Company's value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.   Management believes the following are it's most critical accounting policies because they require more significant judgments and estimates in preparation of its Consolidated Statements.

Revenue Recognition

Systems royalty fees from franchised stores represent a fee of 5% of net retail sales of franchised units. Royalty revenues are recognized on the accrual basis using estimates based on past history and seasonality.

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

Long-Lived Assets

Property, plant and equipment are recorded at cost.  Improvements and replacements are capitalized, while expenditures for maintenance and routine repairs that don't extend the life of the asset are charged to expenses as incurred.  Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets.  Leasehold improvements and equipment are stated at cost, less accumulated depreciation.  Estimated useful lives for the purpose of depreciation and amortization are 10 years, or the term of the lease if less, for leasehold improvements and 3 to 7 years for machinery, equipment and fixtures.

The Company's intangible assets consist primarily of trademarks and goodwill.  Beginning with fiscal 2003, SFAS 142, "Goodwill and Other Intangible Assets" was adopted by the Company.  This requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company no longer amortizes goodwill or trademarks.  (See Note 2 of the audited consolidated financial statements included herein.)

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   Amounts due from franchisees represented approximately 56% of the receivable balance at fiscal year end 2003 as compared to 60% at fiscal year end 2002.  The Company believes it has maintained  adequate reserves for doubtful accounts.  The Company reviews the collectibility of receivables periodically, taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2003, the company has cumulative net operating loss carryforwards expiring between 2017 and 2020 for U.S. federal income tax purposes of approximately $7,255,000.  The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur.  A valuation allowance has been established for $2,942,000 at November 30, 2003 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.   (See Note 5 of the audited consolidated financial statements included herein.)

In prior years, the Company established a full valuation allowance because it believed there was uncertainty as to realization of the net operating loss carryforward deferred tax asset based on historical operating results.  The full valuation allowance still exists at the end of fiscal 2003 because the Company believes it is appropriate based on conservatism.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors is included immediately following.

BAB, Inc.

Years Ended November 30, 2003 and 2002

C o n t e n t s

Independent Auditor's Report

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Independent Auditor's Report

Stockholders and Board of Directors BAB, Inc. Chicago, Illinois

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 30, 2003 and  2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2003 and  2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

January 17, 2004
Chicago, Illinois

/s/Blackman Kallick Bartelstein, LLP

BAB, Inc.
Consolidated Balance Sheets
November 30, 2003 and 2002
	2003	2002
ASSETS
Current Assets
Cash, including restricted cash of $364,658 in 2003 and $304,117 in 2002	$ 2,237,093	$ 1,119,743
Receivables
Trade accounts receivable (Net of allowance for doubtful accounts of $72,537 in 2003 and $94,186 in 2002)	313,023	395,247
National Marketing Fund contributions receivable from franchisees and stores	90,423	97,230
Notes receivable (Net of allowance for doubtful accounts of $115,212 in 2003 and $60,745 in 2002)	76,012	169,949
Inventories	77,462	101,124
Prepaid expenses and other current assets	167,236	211,668
Total Current Assets	2,961,249	2,094,961

Property and Equipment
Leasehold improvements	816,062	981,060
Furniture and fixtures	172,565	347,495
Equipment	955,620	1,364,245
	1,944,247	2,692,800
Less accumulated depreciation	(1,634,162)	(1,911,903)
Total Property and Equipment, Net	310,085	780,897
Notes Receivable	64,993	346,730
Intangibles
Trademarks (Net of accumulated amortization of $347,361 in 2002)	763,666	763,666
Goodwill (Net of accumulated amortization of $1,017,142 in 2002)	3,542,772	3,798,405
Other (Net of accumulated amortization of $449,141 in 2003 and $442,573 in 2002)	47,785	179,999
Total Intangibles, Net	4,354,223	4,742,070
TOTAL ASSETS	$ 7,690,550	$ 7,964,658

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities	2003	2002
Accounts payable	$ 110,383	$ 182,426
Accrued liabilities	239,455	251,471
Accrued payroll and payroll taxes	169,967	126,955
Accrued gift certificates	88,610	62,669
Accrued professional and other services	106,500	103,319
Unexpended National Marketing Fund contributions	378,993	401,347
Long-term debt due within one year	333,888	522,053
Deferred revenue	47,917	70,833
Deferred franchise fee revenue	230,000	140,000
Total Current Liabilities	1,705,713	1,861,073
Noncurrent Liabilities
Deferred revenue	14,583	39,736
Long-term debt (Net of portion included in current liabilities)	1,067,008	1,426,235
Total Noncurrent Liabilities	1,081,591	1,465,971
Total Liabilities	2,787,304	3,327,044

Stockholders' Equity (Deficit)
Common stock - $.001 par value; 15,000,000 shares authorized; 7,969,403 and 7,524,452 shares issued, and 6,791,626 and 7,524,452 outstanding as of November 30, 2003 and 2002, respectively	13,507,759	13,507,327
Additional paid-in capital	827,451	803,276
Treasury stock, at cost	(212,000)	-
Accumulated deficit	(9,219,964)	(9,672,989)
Total Stockholders' Equity	4,903,246	4,637,614
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY	$ 7,690,550	$ 7,964,658

BAB, Inc.
Consolidated Statements of Operations
Years Ended November 30, 2003 and 2002
Revenues	2003	2002
Net sales by Company-owned stores	$ 3,001,218	$ 4,086,110
Royalty fees from franchised stores	2,549,498	2,748,761
Franchise and area development fees	410,000	570,380
Licensing fees and other income	1,196,874	1,145,005
Total Revenues	7,157,590	8,550,256
Operating Costs and Expenses
Food, beverage and paper costs	998,428	1,291,070
Store payroll and other operating expenses	2,484,475	3,171,856
Selling, general and administrative expenses
Payroll-related expenses	1,381,958	1,495,394
Occupancy	132,600	179,738
Advertising and promotion	189,725	198,921
Professional service fees	242,268	279,181
Travel expenses	124,328	125,769
Depreciation and amortization	448,215	716,436
Provision for uncollectible accounts	152,265	116,912
Other	527,343	587,724
Total Selling, General and Administrative Expenses	3,198,702	3,700,075

Other Operating (Income) Expense from Contract Termination
Contract termination fee	(525,000)	-
Loss on impairment of goodwill	255,633	-
Loss on abandonment of assets	46,160	-

Total Operating Costs and Expenses	6,458,398	8,163,001

Income from Operations	699,192	387,255
Interest Income	25,717	64,453
Interest Expense	(136,051)	(169,471)
Other Income	-	44,098
Net Income	588,858	326,335
Income per Share - Basic and Diluted	$ .08	$ .04
Weighted Average Common Shares Outstanding
Basic	7,067,472	8,598,645
Diluted	7,399,921	8,695,715

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2003 and 2002

	Common Stock		Treasury Stock		Additional Paid-In-Capital	Accumulated Deficit	Total
	Shares	Amount	Shares	Amount
Balance as of November 25, 2001	8,890,492	$13,507,669	-	-	$ 1,187,800	$ (9,999,324)	$ 4,696,145
Stock Options Exercised	14,000	3	-	-	662	-	665
Purchase and Retirement of Treasury Stock	(1,380,040)	(345)	-	-	(385,186)	-	(385,531)
Net Income	-	-	-	-	-	326,335	326,335
Balance as of November 30, 2002	7,524,452	$13,507,327	-	-	803,276	(9,672,989)	4,637,614
Stock Options Exercised	444,895	432	-	-	24,175	-	24,607
Purchase of Treasury Stock and Other	56	-	(1,177,777)	(212,000)	-	-	(212,000)
Dividends Paid	-	-	-	-	-	(135,833)	(135,833)
Net Income	-	-	-	-	-	588,858	588,858
Balance as of November 30, 2003	7,969,403	$13,507,759	(1,177,777)	$ (212,000)	$ 827,451	$ (9,219,964)	$4,903,246

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Consolidated Statements of Cash Flows
Years Ended November 30, 2003 and 2002

	2003	2002
Cash Flows from Operating Activities
Net income	$ 588,858	$ 326,335
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	448,215	716,436
Proceeds on contract termination	525,000	-
Gain on termination of contract	(220,907)	-
Provision for uncollectible accounts	152,265	116,912
Loss on sale of property and equipment	951	73,812
(Increase) decrease in
Trade accounts receivable	75,932	110,302
National Marketing Fund contributions receivable from franchisees and stores	6,807	121,182
Inventories	23,662	18,201
New notes receivable	(38,022)	(55,177)
Prepaid expenses and other assets	44,432	(116,827)
Increase (decrease) in
Accounts payable	(72,043)	(80,564)
Accrued professional and other services	3,181	(3,436)
Accrued liabilities	56,938	(3,968)
Unexpended National Marketing Fund contributions	(22,354)	(8,498)
Deferred revenue	41,931	(51,230)
Total Adjustments	1,025,988	837,145
Net Cash Provided by Operating Activities	1,614,846	1,163,480
Cash Flows from Investing Activities
Purchases of property and equipment	(36,300)	(75,199)
Proceeds from sale of property and equipment	141,700	89,300
Collection of notes receivable	267,723	115,934
Net Cash Provided by Investing Activities	373,123	130,035
Cash Flows from Financing Activities
Debt repayments	(547,392)	(681,701)
Purchase of treasury stock	(212,000)	-
Exercise of stock options	24,606	665
Dividends paid	(135,833)	-
Net Cash Used in Financing Activities	(870,619)	(681,036)

Net Increase in Cash	1,117,350	612,479
Cash, Beginning of Year	1,119,743	507,264
Cash, End of Year	$ 2,237,093	$ 1,119,743

The accompanying notes are an integral part of the consolidated financial statements.

BAB, Inc.
Notes to Consolidated Financial Statements
Years Ended November 30, 2003 and 2002

Note 1 - Basis of Presentation

BAB, Inc. (the"Company") was incorporated under the laws of the State of Delaware on July 12, 2000.

The Company has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM).  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "Big Apple Bagels" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training facility.  Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores.  Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), a dormant company.  BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores.  MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999.  (See Note 11.)  The company continues to operate two stores with the Jacobs Bros. name.

Stores purchased are operated as Company-owned units for a period of time prior to the ultimate resale as a franchised unit.

Note 2 - Summary of Significant Accounting Policies

Cash Equivalents

The Company has no cash equivalents.

Receivables

Receivables are carried at original invoice amount less estimates made for doubtful receivables. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding 90 days past the due date. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded when they are received.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Inventories

Inventories are valued at the lower of cost, determined on a first-in, first-out (FIFO) basis, or market.

Fiscal Year End

Effective with the 2002 fiscal year end, the Company adopted a month end reporting beginning with November 30, 2002.  This was a change from the prior reporting period adopted in 1999 of a 52-53 week period ending on the last Sunday of its fiscal year in November.  The fiscal year ended on November 30, 2003 contained 52 weeks whereas the fiscal year ended November 30, 2002 contained 53 weeks.

Depreciation and Amortization

Leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation and amortization are 10 years, or term of lease if less, for leasehold improvements and 3 to 7 years for machinery, equipment and fixtures.

The Company’s intangible assets consist primarily of trademarks and goodwill. An intangible asset, formerly termed Franchise Contract Rights, is now correctly classified and included in the total goodwill due to the nature of the asset. Beginning with the first quarter ending February 28, 2003, SFAS 142, “Goodwill and other Intangible Assets” was adopted by the Company. This requires that goodwill and other indefinite lived intangible assets no longer be amortized, but instead be subject to annual impairment tests. The Company determined by utilization of a discounted cash flow analysis that there was a goodwill impairment of $255,633 related to a contract termination.  (See Note 4.)  Prior to the aforementioned adoption, the Company was amortizing goodwill on a straight-line basis over 40 years.  Accordingly, the Company no longer amortizes goodwill but there was amortization of $235,576 for the year ended November 30, 2002.  A reconciliation of previously reported net income and net income per share to the amounts adjusted for the exclusion of amortization related to goodwill and other indefinite lived assets is as follows:

	2003	2002
Reported net income	$ 588,858	$ 326,335
Add back amortization	-	235,576
Adjusted net income	$ 588,858	$ 561,911

Reported net income per share - Basic and Diluted	$ 0.08	$ 0.04
Add back amortization - earnings per share	-	0.03
Adjusted net income per share - Basic and Diluted	$ 0.08	$ 0.07

The net book value of intangible assets with definite lives totaled $47,785 as of November 30, 2003. The gross value of definite lived intangible assets and their respective accumulated amortization are as follows:

Definite Lived Intangible Assets	Original Cost	Accumulated Amortization as of November 30, 2003
Noncompete Agreement	$ 210,000	$ 203,000
Master Lease Origination Fees	95,382	65,016
Other	33,661	23,242
Total	$ 339,043	$ 291,258

Definite lived intangible assets are being amortized over their useful lives.  There was amortization expense for definite lived intangible assets recorded in the accompanying consolidated statements of operations in the amounts of $103,156 and $101,181 for the years ended November 30, 2003 and 2002,respectively.  The estimated amortization expense on these intangible assets is as follows for November 30:

2004	$ 21,000
2005	14,000
2006	10,000
2007	3,000
Total	$48,000

Stock Options

The Company uses the intrinsic method, as allowed by SFAS 123, " Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

Stock Warrants

Stock warrants granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying consolidated balance sheets based on the fair value of such stock warrants on the date of the acquisition.

Revenue Recognition

Systems royalty fees from franchised stores represent a fee of 5% of net retail sales of franchised units. Royalty revenues are recognized on the accrual basis.  The Company currently requires a franchise fee of $25,000 on a franchise's first BAB or MFM production store and $20,000 for each subsequent production store.  A franchise fee of $15,000 is required for a satellite location and $10,000 for a kiosk.

Franchisees are allowed to transfer their ownership upon company approval.  There is a transfer fee of $2,500 to $5,000 paid to the Company dependent upon the date of the original franchise agreement.  The Company approved 25 transfers in 2003, versus 19 in 2002.

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

The Company derives a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and sale of coffee from our coffee bean roaster for the sale of BAB branded product to the licensed units noted below.

Stores which have been opened, and unopened stores for which a franchise agreement has been executed as of November 30, 2003 and 2002 are as follows:

	2003	2002
Stores Opened
Company-owned	4	6
Franchisee-owned	173	176
Licensed	5	32
	182	214
Unopened stores - Franchise agreement	9	4
	191	218

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense was $135,204 and $126,773 in 2003 and 2002, respectively.   Included in advertising expense was $63,666 and $56,125 in 2003 and 2002, respectively, related to the Company's franchise operations.

Comprehensive Income

The Company adopted Statement of Financial Accounting Standards (SFAS) 130, "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components in the consolidated financial statements. Components of comprehensive income  include amounts that, under SFAS 130, are included in comprehensive income but are excluded from net income. There are currently no differences between the Company's net income and comprehensive income.

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

Reclassification

Certain items in prior year financial statements have been reclassified to conform to the presentation used in fiscal 2003.

New Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001. Under the new rules, goodwill and certain other intangible assets will no longer be amortized, but will instead be subject to annual impairment tests in accordance with the standards. Other intangible assets will continue to be amortized over their useful lives. The pooling of interest method is no longer permitted for business combinations after June 30, 2001.  The Company adopted these new standards with the first quarter of the fiscal year ended November 30, 2003.  (See "Depreciation and Amortization" above and Note 4.)

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002.   Under this standard, asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset's useful life.  The adoption of SFAS 143 did not have any material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing.  The Company adopted this new standard with its fiscal year ended November 30, 2003.  Adoption of SFAS 144 did not have any impact on the Company's consolidated financial position or results of operations.

In December 2002, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2003 amends SFAS 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of  SFAS 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" and related interpretations.  The enhanced disclosure provisions as defined by SFAS 148 are included in Note 11 of this report.

In January 2003, the FASB issued Interpretation 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB 51, which expands on and strengthens existing accounting guidance concerning when a company should include in its financial statements the assets, liabilities and activities of another entity.  A variable interest entity ("VIE") does not share economic risk and reward through typical equity ownership arrangements; instead, contractual or other relationships re-distribute economic risks and rewards among equity holders and other parties.   Once an entity is determined to be a VIE, the party with the controlling financial interest, the primary beneficiary, is required to consolidate it.  FIN 46 also requires disclosures about VIEs that the company is not required to consolidate but in which it has a significant variable interest.  Adoption did not have any impact on the Company's consolidated financial position or results of operations.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities."  SFAS 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have any impact on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures in its balance sheet certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances).  SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have any impact on the Company's consolidated financial position or results of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted  in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3 - Restricted Cash

The Company has Systems and MFM National Marketing Funds (Funds). Franchisees and Company-owned stores are required to contribute 1% of net sales to Funds.  These monies are then used for advertising purposes to benefit all Big Apple Bagels and My Favorite Muffin stores. As of November 30, 2003 and 2002, the combined Funds' cash balance was $288,732 and $304,117, respectively.

Also included in restricted as of November 30, 2003, is a $75,926 certificate of deposit that serves as collateral for a letter of credit for a new lease for the corporate facility, as required by the lease.

Note 4 - Contract Termination Fee

On November 26, 2003, the Company entered into a termination of contract agreement with HMS Host (HMS). HMS will no longer be restricted to carrying only BAB branded bagels at its airport locations. HMS may, at its discretion, continue to sell BAB branded product, but if so,  will not be subject to a 3% royalty payment to the Company. HMS will  purchase BAB branded product from a BAB licensee.   The Company will receive a fee from the licensee for the sale of product to HMS.

The Company received $525,000 in cash from HMS for the contract termination. At the time of the contract termination, abandoned assets related to the HMS contract were equipment with a net book value of $17,102 and contract rights, with a net book value of $29,058. In addition, as required by SFAS 142, goodwill was tested for impairment and based upon the reduction of future cash flows, goodwill was determined to be impaired by $255,633. The gain on the contract termination, net of expenses, was $220,907.

Note 5 - Income Taxes

The components of the income tax provision are as follows:

	2003	2002
Income tax provision computed at federal statutory rate	$ 200,212	$ 110,954
State income taxes, net of federal tax benefit	28,371	15,723
Other adjustments	3,420	2,014
Change in valuation allowance	(48,444)	3,731
Utilization of NOL	(183,559)	(132,422)
Provision for Deferred Income Taxes	$ -	$ -

Deferred income tax assets (liabilities) are as follows:

	2003	2002
Deferred revenue	$ 113,543	$ 13,031
Deferred rent revenue	10,512	26,161
National Marketing Fund net contributions	112,080	118,052
Allowance for uncollectible accounts	28,157	36,561
Notes receivable	44,723	23,580
Net operating loss carryforwards	2,816,282	2,999,841
Valuation allowance	(2,942,457)	(2,990,901)
Total Deferred Income Tax Assets	182,840	226,325
Depreciation	(179,036)	(224,113)
Franchise costs	(3,804)	(2,212)
Total Deferred Income Tax Liabilities	(182,840)	(226,325)
Total Net Deferred Tax Assets/Liabilities	$ -	$ -

As of November 30, 2003, the Company has cumulative net operating loss carryforwards expiring between 2017 and 2020 for U.S. federal income tax purposes of approximately $7,255,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company’s initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,942,457 and $2,990,901 as of November 30, 2003 and November 30, 2002, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.

Note 6 - Long-Term Obligations

Long-term debt consisted of the following:

	2003	2002
Note payable to Zanett, Inc.	$ 394,614	$ 697,884
Note payable to a finance company	672,502	898,347
Note payable to former stockholder	333,780	352,057
	1,400,896	1,948,288
Less current portion	(333,888)	(522,053)
Long-Term Debt, Net of Current Portion	$ 1,067,008	$ 1,426,235

The note payable to Zanett, Inc. (Zanett) is secured by substantially all of the assets of the Company, excluding those acquired through the Jacobs Bros. acquisition. The interest rate on this loan was prime plus 1% through October 18, 2002 and prime plus 2% through the maturity date of October 18, 2006. Interest payments are due quarterly. The balance as of November 30, 2003 on this loan is $394,614.

In 1999, the Company obtained a series of amortizing loans in the amount of $1,520,000 from a finance company. The notes bear interest of 11.3% and the final payment due and payable January 2006. The balance as of November 30, 2003 on these loans is $672,502.  Assets acquired from the Jacobs Bros. acquisition collateralize these loans.

On September 6, 2002, the Company signed an unsecured note payable for a term of 15 years at 4.75% interest to a former stockholder in the amount of $385,531, in exchange for the purchase of his 1,380,040 shares of BAB common stock. The balance of the note to the former stockholder as of November 30, 2003 was $333,780.

Interest expense of $136,051 and $169,471 was incurred for the years ended November 30, 2003 and November 30, 2002, respectively.

As of November 30, 2003, annual maturities on long-term obligations due are as follows:

Year Ending November:
2004	$ 333,888
2005	309,230
2006	484,205
2007	22,005
2008	23,051
Later years	_______228,517
$ 1,400,896

Note 7 - Lease Commitments

The Company rents its office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance and general repairs and maintenance. Rent expense for the years ended November 30, 2003 and November 30, 2002 was $565,997 and $510,304, net of sublease income of $210,364 and $207,404, respectively.  The existing lease for the office terminates on June 30, 2004 and will not be renewed.  A lease for a new location was entered into on December 12, 2003 with monthly rent ranging from $7,200 to $8,890.  Monthly rent will be recorded on a straight-lined basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2003, future minimum annual rental commitments under leases (including new Corporate lease), net of sublease income of  $174,250 in 2004 and $44,564 in 2005 are as follows:

Year Ending November:
2004	$ 307,070
2005	244,897
2006	144,237
2007	116,449
2008	97,668
Thereafter	223,253
$ 1,133,574

Note 8 - Noncash Transactions and Other Cash Flow Information

During fiscal year 2003, the Company refranchised one Company-owned operation, receiving $92,000 in cash, and sold assets from a closed Company-owned store, receiving $4,100 in cash. The Company also received cash of $23,900 for assets sold when a commissary location was closed. During fiscal year 2002, the Company refranchised two Company-owned operations, receiving $89,300 in cash. The Company also placed into operation $125,000 of assets previously held for sale. The Company realized net losses of $38,795 and $52,851 relating to these transactions in the years ended November 30, 2003 and  2002, respectively.

Cash paid for interest for fiscal years 2003 and 2002 was $110,003 and $158,435, respectively.

Note 9 - Stockholders' Equity

In fiscal year 2003, the Company purchased 1,177,777 shares of common stock from 3 stockholders. The Company is holding these shares as treasury stock. In fiscal year 2002, the Company purchased and retired 1,380,040 shares of common stock from a former stockholder.

On December 18, 2002, the Company declared a four-for-one split (4:1) of the outstanding shares of common stock. The dividend was payable January 20, 2003 to stockholders of record at the close of business on January 6, 2003. All per share amounts and the number of shares outstanding in the accompanying consolidated financial statements and notes have been restated for the stock split.

On July 29, 2003, the Board of Directors approved a $0.02 per share cash dividend to be paid August 26, 2003 to stockholders of record as of August 11, 2003.

Note 10 - Earnings Per Share

The computation of basic and diluted income per share is as follows:

	2003	2002
Numerator:
Net income attributable to common stockholders
	$ 588,858	$ 326,335
Denominator:
Denominator for basic earnings per share - weighted average shares
	7,067,472	8,598,645
Common stock equivalents
	332,449	97,070
Denominator for dilutive earnings per share - Weighted average shares
	7,399,921	8,695,715

Basic and diluted income per share	$ 0.08	$ 0.04

Note 11 - Stock Options and Warrants

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros., a chain operating retail bagel stores in the Chicago, Illinois area.  The assets acquired included 8 retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 333,332 shares of the Company's common stock.  The warrants provide for the purchase of 183,332 shares and 150,000 shares of common stock at an exercise price of $1.88 and $2.25 per share, respectively.  The warrants were first exercisable on February 1, 2000 and expire on January 31, 2006.  None of the warrants have yet been exercised.

In May of 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  The Plan will terminate on  May 25, 2011.  The Plan permits granting of awards to employees and non-employee directors and agents of the Company in the form of stock appreciation rights, stock awards and stock options.  The Plan is currently administered by a Committee of the Board of Directors appointed by the Board.   The Plan gives broad powers to the Board or Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights, and to prescribe the particular form and conditions of each option or right granted.

Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over two years.   The options granted are exercisable within a 10 year period from the date of grant.   All stock issued from the granted options must be held for one year from date of exercise.  As of November 30, 2003, 15 persons held outstanding options.   Options issued and outstanding expire on various dates through 12/01/2012.   Range of exercise prices of options granted as of November 30, 2003 are $0.0475 to $0.0725.

Activity under the Plan during the two years ended November 30, 2003 is as follows:

	2003		2002
	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Outstanding at beginning of year	586,000	$ 0.055
Granted	300,000	0.069	600,000	$ 0.055
Forfeited	(27,333)	0.056	-	-
Exercised	(444,895)	0.055	(14,000)	0.048
Outstanding at end of year	413,772	$ 0.065	586,000	$ 0.055

Options Outstanding				Options Exercisable
Range of Exercise prices	Options Outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.048 - $0.053	51,336	8.06	$0.048	51,336	$0.048
$0.063 - $0.069	140,000	8.48	$0.065	46,667	$0.063
$0.065 - $0.073	222,436	9.01	$0.070	31,770	$0.072
	413,772	8.45	$0.065	129,773	$0.059

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting and Disclosure of Stock-Based Compensation."  Accordingly, no employee compensation expense has been recognized for the Plan in the financial statements.  Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS 123, net earnings would have been reduced by $8,832 in fiscal 2003 and $25,405 in fiscal year 2002 based on the Black-Scholes option-pricing model.  The Company's net income and net income per share for fiscal year 2003 and 2002 would have been as follows:

	2003	2002
Net income attributable to common stockholders
As reported	$ 588,858	$ 326,335
Employee compensation expense	(8,832)	(25,405)
Pro forma	$ 580,026	$ 300,930
Basic and dilutive income per share:
As reported	0.08	0.04
Pro forma	0.08	0.03

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model.  In order to arrive at the aggregated expense allocation computed by the Black-Scholes option-pricing model, the following weighted-average assumptions were used for the period ended November 30, 2003:

Date of Grant	Options Granted	Exercise Price	Expected Years	Dividend Yield	Risk-Free Interest Rate	Volatility
December 19, 2001	380,000	$0.048-0.053	4.0-4.5	0.00%	5.34%	5.518
May 23, 2002	220,000	$0.050-0.069	3.0-4.5	0.00%	5.38%	5.518
December 1, 2002	300,000	$0.065-0.072	3.0-4.5	0.00%	4.07%	5.936

Note 12 - Related Party Transactions

Michael K. Murtaugh, the Company's Vice President and General Counsel, was a stockholder of Bagel One, Inc. which owned and operated a Big Apple Bagels franchise store in Illinois.   Mr. Murtaugh bought out his partners' interest in Bagel One, Inc. in 1998 and became the sole stockholder of that company.  A note receivable owed by Bagel One, Inc. to Systems,  guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing 9% interest,  had an outstanding balance of $13,288 and $19,958 as of November 30, 2003 and 2002, respectively.  There are no payments in arrears relating to this note.

Note 13 - Segment Information

SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" establishes standards for  reporting information about operating segments.  Under this standard, the Company has two operating segments: Company-owned Store Operations and Franchise Operations.  In determining the operating income of each segment, certain general and corporate expenses are not allocated to operating segments.

In connection with transition to SFAS 142 in the first quarter 2003, segment information has been reclassified to place licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles, formerly in Company Store Operations to Franchise Operations so as to reflect a truer picture of each segments income stream and asset utilization.

	Year Ended November 30
	Net Revenues		Operating Income (Loss)
	2003	2002	2003	2002
Company Store Operations	$ 3,376,694	$ 4,496,217	$ (1,449,280)	$ (1,487,449)
Franchise Operations and Licensing Fees	3,780,896	4,054,039	2,129,291	2,095,131
Contract Termination Revenues			525,000	-
Loss on Impairment of Goodwill			(255,633)	-
Total Ongoing Business	$ 7,157,590	$ 8,550,256	949,378	607,682

Corporate Expense			(250,186)	(220,427)
Interest Expense, Net of Interest Income			(110,334)	(105,018)
Other Income			-	44,098
Net Income			$ 588,858	$ 326,335

Operating Segment Data
	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Year ended November 30, 2003
Company Store Operations	$ 615,516	$ 21,257	$ 379,392
Franchise Operations other than Goodwill	364,266	15,043	68,823
Goodwill and Other Indefinite Lived Intangible Assets	4,306,439	-	-
	$ 5,286,221	$ 36,300	$ 448,215

Year Ended November 30, 2002
Company Store Operations	$ 1,383,344	$ 72,452	$ 459,242
Franchise Operations	943,464	2,747	21,618
Goodwill and Other Indefinite Lived Intangible Assets	4,306,439	-	235,576
	$ 6,633,247	$ 75,199	$ 716,436

Reconciliation to Total Assets As Reported
	2003	2002
Assets - Total reportable segments - Identifiable assets	$ 5,286,221	$ 6,633,247

Unallocated amounts
Cash	2,237,093	1,119,743
Prepaid expenses and other current assets	167,236	211,668
Total Consolidated Assets	$ 7,690,550	$ 7,964,658

There were no sales to any individual customer during either year in the two-year period ended November 30, 2003 and 2002 that represented 10% or more of net sales.

Note 14 - Subsequent Event

On January 5, 2004, the Company declared a $0.02 cash dividend per share of common stock. The dividend is payable to stockholders of record on January 16, 2004 and payable on February 2, 2004.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the fiscal year ended November 30, 2003.

CODE OF ETHICS

BAB, Inc.
Code of Ethics
Formally Adopted November 30, 2003

BAB, Inc. (the Company) is formally establishing, although it believes it has complied with the tenants of such a document during its existence, a Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, which is designed to deter wrongdoing and to promote:

  Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

  Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission, and in other public communications made by the Company;

  Compliance with applicable government laws, rules and regulations;

  The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

  Accountability for adherence to the Code.

The Code of Ethics promulgated by Sarbanes-Oxley, expects the highest standard of ethical conduct and fair dealing of its Senior Financial Officers (SFO), defined as the Chief Executive Officer and Chief Financial Officer.  While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the SFO, the Company expects its Controller, other officers, directors and employees will also review this Code and abide by its provisions.  The Company's reputation is a valuable asset and as such must continually be guarded by all associated with the Company so as to earn the trust, confidence and respect of our suppliers, customers and shareholders.

The Company's SFO are committed to conducting business in accordance with the highest ethical standards.  The SFO must comply with all applicable laws, rules and regulations.  Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

CONFLICTS OF INTEREST

The SFO must act in the best interests of the Company, and should avoid any situation that presents an actual, potential or apparent conflict between their personal interests and the interests of the Company.

The SFO have a conflict when their personal interests, relationships or activities, or those of a member of their immediate family, interfere or conflict, or even appear to interfere or conflict, with the company's interests.  A conflict of interest prevents one from acting objectively with the Company's best interests in mind, or prevents one from exercising sound, ethical business judgement.

PUBLIC COMMUNICATIONS

The Company is committed to providing Company information to the public in a manner that complies with all applicable legal and regulatory requirements and that promotes investor confidence by facilitating fair, orderly and efficient behavior.  The Company's reports and documents filed with the Securities and Exchange Commission, as well as any other public communications, must be complete, fair, accurate and timely.  The SFO must do everything in their power to comply with these standards.

GIFTS

The SFO may not give or receive kickbacks, rebates, gifts, services or any other benefits, other than gifts of nominal value (amounts would be considered in excess of nominal value if they create the appearance of impropriety, or actually influence the Company to give preferential, versus arms-length, treatment to the provider) from a supplier, competitor, government official, customer or any other person the Company does, or expects to do business with.

LOANS

SFO may not accept loans, or loan guarantees, from the Company, or from any persons or entities, either doing business with, or seeking business with the Company.  The Company will not make any loans to SFO, officers, directors, employees or any outside parties doing business with, or seeking business with the Company.

CONFIDENTIAL INFORMATION

SFO, officers, directors and employees are to respect the confidentiality of Company, employee, supplier, customer, competitor and any other persons or entities' information that is not a matter of public record.   Confidential information must not be used for personal gain.

COMPLIANCE WITH THIS CODE

SFO are expected to fully comply with this Code.  This Code will be strictly enforced and any violations will be dealt with immediately, and depending on the severity of noncompliance, could lead to disciplinary action including termination.  Furthermore, violations involving unlawful behavior will be reported to appropriate outside authorities.  If anyone is unclear as to the possibility of a violation of this Code, he should seek the opinion of the Company's Vice President and General Counsel, the Audit Committee and/or outside legal counsel.

If SFO, officers, directors and employees have knowledge, or are suspicious of any non-compliance with this Code, or are concerned that circumstances could lead to a violation of this Code, they should discuss this with their immediate supervisor, the Company's Vice President and General Counsel, the Audit Committee and/or outside legal counsel.

The Company will not allow any retaliation against an employee, officer, or director who acts in good faith in reporting any actual or suspected violation.  Open communication of issues and concerns without fear of retribution or retaliation is vital to the success of this Code.

ADHERENCE TO THE CODE

The Vice President and General Counsel will have primary authority and responsibility for the enforcement of this Code, subject to the supervision of the Audit Committee of the Board of Directors, and shall promptly notify the Audit Committee of any violation of this Code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during fiscal years 2003, 2002 and 2001 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Annual Compensation	Long Term Compensation
	Awards	Payouts
Name and Principal Position	Fiscal Year Ended 11/30	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael W. Evans President and CEO	2003 2002 2001	211,750 192,500 175,000	20,000 -- --	-- -- --	-- -- --	80,000 120,000 --	-- -- --	-- -- --

Michael K. Murtaugh Vice President and General Counsel	2003 2002 2001	157,300 143,000 130,000	20,000 -- --	-- -- --	-- -- --	80,000 120,000	-- -- --	-- -- --

Jeffrey M. Gorden Chief Financial Officer	2003 2002	116,443 112,369	6,000	--	--	20,668 43,332	--	--

John J. Bracken Vice President Operations	2003 2002	103,058 100,134	1,000	--	--	20,668 43,332	--	--

Stock options were issued at fair market value on the issue date to officers owning less than 10% of the Company stock and 110% of fair market value at issue date to those officers having a 10% or greater ownership of Company stock.  Options issued during fiscal 2003 were issued on December 1, 2002.  Options issued to the above officers totaled 201,336 in fiscal 2003 with a fair market exercise price of $0.065 and vest as follows: 1/3 immediate, 1/3 in 12 months and 1/3 in 24 months.  The options issued in 2002 consisted of grants totaling 326,664 options.  The options issued December 19, 2001 have a fair market exercise price of $0.0475 and vest immediately.  The options issued May 23, 2002 have a fair market exercise price of $0.0625 and  vest as follows:  1/3 immediate, 1/3 in 12 months and 1/3 in 24 months.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of February 19, 2004 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 19, 2004 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.   All shares have been adjusted for a 4:1 stock dividend as of January 20, 2003.

Name and Address	Shares	Percentage
Michael W. Evans 8501 W. Higgins Road Chicago, IL 60631	2,785,773 (1) (6)	39.8
Michael K. Murtaugh 8501 W. Higgins Road Chicago, IL 60631	2,708,449 (1) (2)(6)	38.7
Holdings Investments, LLC 220 DeWindt Road Winnetka, IL 60093	2,096,195(1)(3)	29.9
David L. Epstein 9700 Higgins Road, Suite 630 Rosemont, IL 60018	155,332(4)(7)	2.2
Jeffrey M. Gorden 8501 W. Higgins Road Chicago, IL 60631	55,778	0.1
John J. Bracken 8501 W. Higgins Road Chicago, IL 60631	47,906 (5)	0.1
Steven G. Feldman 750 Estate Drive, Suite104 Deerfield, IL 60015	10,000(8)	*
All executive officers and directors as a group (6 persons)	3,667,043 (1)(2)(3)(4)(5)(6)(7)(8)	52.4

____________________

* Less than 1%.

  Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
  Includes 2,540 shares held by 401 (k) trust.
  Mr. Thomas F. Pick has beneficial ownership of 25.18% of Holdings Investment, LLC, which is the equivalent of 527,884 shares of BAB, Inc. common stock.
  Includes 62,000 shares held indirectly by entities under Mr. Epstein’s control, and 3,332 shares representing his proportionate ownership in an entity that he does not control.
  Includes 2,800 shares held by 401 (k) trust.
  Includes 17,557 stock options fully exercisable.
  Includes 90,000 stock options fully exercisable.
  Includes 10,000 stock options fully exercisable

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

Executive Officers and Directors

Michael K. Murtaugh, the Company's Vice President and General Counsel, was a stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois.   Mr. Murtaugh bought out his partners' interest in Bagel One, Inc. in 1998 and became the sole stockholder of that company.  A note receivable owed by Bagel One, Inc. to Systems,  guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing a 9% interest,  had an outstanding balance at November 30, 2003 of $13,288 and there are no payments in arrears.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

1/5/04 BAB, Inc. Board of Directors approved a $0.02 per share cash dividend to common stock shareholders payable on February 2, 2003 to shareholders of record as of January 16, 2004.

12/1/03 BAB, Inc. entered into a Settlement and Termination Agreement with HMS Host on November 26, 2003.

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

INDEX TO EXHIBITS

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 26, 2004
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Dated: February 26, 2004
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2004
/s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2004
/s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 26, 2004
/s/ David L. Epstein
David L. Epstein, Director

Dated: February 26, 2004
/s/ Steven G. Feldman
Steven G. Feldman, Director

Exhibit 21.1	SUBSIDIARIES OF BAB, INC.

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation

February 26, 2004
CHICAGO, ILLINOIS

/s/ Blackman Kallick Bartelstein, LLP

Exhibit 31.1

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BAB, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, February 26, 2004

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BAB, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, February 26, 2004

Exhibit 32.1

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-KSB for the period ended November 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  February 26, 2004                                                                        By:          /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                    Chief Executive Officer

Exhibit 32.2

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-KSB for the period ended November 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  February 26, 2004                                                               By:          /s/ JEFFREY M. GORDEN                                                                                                                                   Jeffrey M. Gorden,                                                                                                                                  Chief Financial Officer