Form 10QSB
period 2004-02-29
BAB INC
filed 2004-04-14
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 29, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  April 6, 2004, BAB, Inc. had : 6,955,892 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

February 29, 2004

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $313,849	$ 1,936,691
Receivables
Accounts receivable, net of allowance for doubtful accounts of $85,737	313,852
National Marketing Fund contributions receivable from franchisees and stores	96,709
Current portion of notes receivable, net of allowance of $79,629	78,885
Inventory	63,336
Assets held for sale	5,750
Prepaid and other current	152,793
--------------
Total current assets	2,648,016
--------------
Property and equipment, net of accumulated depreciation of $1,582,679	225,016
Long-term notes receivable, net of allowance of $35,483	35,484
Trademarks, net of accumulated amortization of $347,361	763,666
Goodwill, net of accumulated amortization of $1,017,142	3,542,772
Other, net of accumulated amortization of $301,750	37,293
----------------
Total Assets	$7,252,247
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 107,580
Accrued liabilities	179,239
Gift Certificates Outstanding	97,682
Accrued professional services	99,269
Unexpended National Marketing Fund contributions	334,690
Current portion of long-term debt	212,043
Current portion of deferred revenue	41,667
Deferred Franchise revenue	280,000
--------------
Total current liabilities	1,352,170
--------------
Noncurrent liabilities
Long-term deferred revenue	8,333
Long-term debt, net of portion included in current liabilities	891,634
--------------
Total noncurrent liabilities	899,967
--------------
Stockholders' Equity
Common stock	13,507,860
Additional paid-in capital	833,595
Treasury stock, at cost	(222,781)
Accumulated deficit	(9,118,564)
----------------
Total stockholders' equity	5,000,110
----------------
Total Liabilities and Stockholders' Equity	$ 7,252,247
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended
	February 29, 2004	February 28, 2003
REVENUES
Net sales by Company-owned stores	$575,211	$818,091
Royalty fees from franchised stores	555,302	612,893
Licensing fees and other income	290,190	276,691
Franchise and area development fees	27,500	95,000
	------------	------------
TOTAL REVENUES	1,448,203	1,802,675
	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	185,307	270,445
Store payroll and other operating expenses	489,896	663,904
Selling, general, and administrative expenses
Payroll-related	332,913	353,797
Occupancy	42,032	40,845
Advertising and promotion	37,195	55,669
Professional service fees	60,692	72,446
Franchise-related expenses	12,154	17,030
Depreciation and amortization	63,779	110,164
Travel	17,522	19,152
Provision for Uncollectible Accounts	13,200	18,070
Other	115,650	107,503
	------------	------------
Total Operating Costs and Expenses	1,370,340	1,729,025
	------------	------------
Income before interest	$77,863	$73,650
Interest expense	(25,287)	(43,009)
Interest income	2,979	8,361
Other income/(expense)	1,000	1,142
	------------	------------
Net Income	$56,555	$40,144
	------------	------------
Net Income per share - Basic	$ 0.01	$ 0.01
Net Income per share - Diluted	$ 0.01	$ 0.00
	------------	------------
Weighted average number of shares outstanding - Basic	6,833,304	7,536,052
Weighted average number of shares outstanding - Diluted	7,133,267	8,190,975
Cash dividends per share	$0.02	--
	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	February 29, 2004	February 28, 2003
Cash Flows from Operating Activities
Net Income	$56,555	$40,144
Adjustments to reconcile net income to net cash (used in) provided by operating activities
Depreciation and amortization	63,779	110,164
Loss on sale of property and equipment	9,262	-
Provision for uncollectible accounts	13,200	18,070
(Increase) decrease in
Trade accounts receivable	(14,030)	10,685
National Marketing Fund contributions receivable	(6,286)	(75)
Inventories	14,126	10,147
Prepaid expenses and other assets	3,383	4,432
Increase (decrease) in
Accounts payable	(2,803)	(7,123)
Accrued professional and other services	(7,231)	(14,973)
Accrued liabilities	(165,531)	(80,065)
Notes receivable	-	(25,116)
Unexpended National Marketing Fund franchisee contributions	(44,303)	45,974
Deferred revenue	37,500	16,236
	----------	----------
Total Adjustments	(98,934)	88,356
	----------	----------
Net Cash (Used in) Provided by Operating Activities	(42,379)	128,500
	----------	----------
Cash Flows from Investing Activities
Collection of notes receivable	26,637	139,362
Purchases of property and equipment	(4,139)	(17,243)
Proceeds from sale of property and equipment	2,500	-
	----------	----------
Net Cash Provided by Investing Activities	24,998	122,119
	----------	----------
Cash Flows from Financing Activities
Debt repayments	(141,168)	(169,661)
Dividends paid	(137,316)	-
Purchase common stock for treasury	(10,781)	-
Other - Exercise Options	6,244	925
	----------	----------
Net Cash Used in Financing Activities	(283,021)	(168,736)
	----------	----------
Net (Decrease) Increase in Cash and Cash Equivalents	(300,402)	81,883

Cash and Cash Equivalents, Beginning of Year	2,237,093	1,119,743
	--------	--------
Cash and Cash Equivalents, End of First Quarter	$ 1,936,691	$ 1,201,626
	=======	=======

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

BAB, Inc. (the Company) has four wholly owned subsidiaries: BAB Operations, Inc. (Operations); BAB Systems, Inc. (Systems); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise "Big Apple Bagels" specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned  "Big Apple Bagels"   concept stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996, to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "My Favorite Muffin" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999.   The company continues to operate one store with the Jacobs Bros. name.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2003 which was filed February 26, 2004.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which have been opened or are under development at February 29, 2004 are as follows:

Stores opened:
Company-owned	3
Franchisee-owned	155
Licensed	5
Under Development	11
----
Total	174

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended
	February 29, 2004	February 28, 2003

Numerator:
Net income attributable to common shareholders	$56,555	$40,144

Denominator:
Denominator for basic earnings per share- weighted average shares	6,833,304	7,536,052
Basic income per share	$0.01	$0.01
Common stock equivalents	299,963	654,923
Denominator for dilutive earnings per share- weighted average shares	7,133,267	8,190,975
Diluted income per share	$0.01	$0.00

4.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the plan total 1,400,000.  As of February 29, 2004, 995,000 options have been issued to directors, officers and employees in 4 separate grants.   Of these 995,000 options granted, 27,333 have expired due to forfeiture and 558,829 options have been exercised as of February 29, 2004.

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.  The pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis is presented in Note 11 of the Company's audited financial statements presented in the 10-KSB filed February 26, 2004.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS 148 required increased disclosure requirements of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements.  Had employee compensation expense for the Company's plan been recorded in the financial statements, consistent with provisions of SFAS 123, net earnings would have been reduced by $4,500 for the 3 months ended February 29, 2004 and $2,200 for the 3 months ended February 28, 2003 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

3 months ended
	February 29, 2004	February 28, 2003
Pro forma impact of fair value method
Reported net income	$ 56,555	$ 40,144
Less: fair value impact of employee stock compensation	(4,500)	(2,200)
Pro forma net income	$ 52,055	$ 37,944
Earnings per common share:
Basic - as reported	$ 0.01	$ 0.01
Diluted - as reported	$ 0.01	$ 0.00
Basic - pro forma	$ 0.01	$ 0.01
Diluted - pro forma	$ 0.01	$ 0.00
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	4.54%	4.07%
Expected life	5.0 yrs	4.5 yrs
Expected volatility	404%	594%
Expected dividend yield	8.7%	--

5. Acquisitions and Dispositions

None.

6.  Prior Period Adjustment

During the quarter ended February 29, 2004, a prior period adjustment was made to previously issued financial statements or opening balances to correct the Company's accounts for a purchase and financing of equipment that was never delivered nor executed.  The following are the components of the prior period adjustment as of November 30, 2003: a reduction in the loan payable account of $156,050, a reduction in the accrued liabilities account of $55,581, a reduction in the net book value of leasehold improvements of $18,831, a reduction in the net book value of equipment of $10,637 and an increase in retained earnings of $182,163.

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

General

The Company was started in November 1992, and now includes 3 Company-owned stores and 160 franchised and licensed units at February 29, 2004.  Units in operation at February 28, 2003 included 6 Company-owned stores and 204 franchised and licensed units.  System-wide revenues in the three months ended February 29, 2004 were $12.0 million compared to $14.1 million in the year ago period.

The Company's revenues are derived primarily from the operation of Company-owned stores, and receipt of initial franchise fees and ongoing royalties from franchisees. Additionally, the Company derives revenue from the sale of licensed products as a result of purchasing trademarks (My Favorite Muffin and Brewster's) and licensing contracts, and by directly entering into licensing agreements (Mrs. Fields).  The number of license units decreased by 27 units from first quarter 2004 as compared to 2003 primarily due to the HMS  Host contract termination.  The Company believes that these closures have no material effect on its consolidated financial operations.

The Company continues to control expenses in payroll, occupancy and overhead costs in the corporate offices. At February 29, 2004, the Company had 21 employees, including 1 part-time, at the corporate level who oversee operations of the franchise, licensed and Company-owned store operations, versus 22, including 1 part-time, at first quarter ended 2003.

Results of Operations

Three months Ended February 29, 2004 versus Three  Months Ended February 28, 2003.

In the three months ended February 29, 2004, the Company reported net income of $57,000, versus income of $40,000 for the same period in 2003.  Total revenues decreased by  $354,000 for the three months ending February 29, 2004, as compared to quarter-end February 28, 2003, due primarily to a decrease in Company-owned store revenues of $243,000, a decrease in royalty revenue of $58,000 and a decrease in franchise fee revenue of $68,000, offset by an increase in licensing fees and other income of $13,000.

The primary factors contributing to the $243,000 decrease in revenues for Company-owned stores for first quarter 2004 versus 2003 was a $142,000 decrease in revenue related to stores that were operating during the first quarter of 2003 and were either closed during or prior to the first quarter 2004.  In addition, wholesale revenues decreased $82,000 in the first quarter 2004 as compared to 2003 as a result of the successful elimination of sales to less profitable customers. Licensing fee and other revenue increased by $13,000, due to renegotiations of licensing fee contracts.

Royalty revenue was down $58,000 for the three months ending February 29, 2004, as compared to quarter-end February 28, 2003.  Franchise fee revenues decreased by $68,000 primarily due to fewer stores in the first quarter of 2004 versus 2003.

Regarding Company-owned store operations, food, beverage and paper costs decreased $85,000 in the first quarter 2004 versus 2003. This was primarily a result of the closed locations, which led to a decrease of $71,000, and a continued emphasis on controlling costs, which resulted in a $14,000 decrease for operating locations.  In the first quarter 2004, Company-owned store expenses relating to payroll decreased $101,000, occupancy costs decreased $43,000 and other operating expenses decreased $30,000 as compared to quarter-end 2003.

As of the quarter ended February 29, 2004, the Company has been profitable for 10 consecutive quarters.  The Company's management continues to focus its energies on the development of the franchise network and controlling of costs.

Interest expense decreased, $18,000, in the quarter-end February 29, 2004 as compared to 2003, as a result of lower outstanding debt.  Interest expense should decrease for the remainder of fiscal 2004 as compared to 2003 as the Company expects to continue to reduce it's debt throughout the year.  Net income per share as reported for basic and diluted outstanding shares for the three months ended February 29, 2004 was $0.01 as compared to net income per share for basic of $0.01 and diluted was $0.00 for the quarter-end 2003.

Liquidity and Capital Resources

The net cash used in operating activities was $42,000 during the quarter-end February 29, 2004, versus cash provided by operations of $129,000 in the same period in 2003.  Cash used in operating activities represents net income of $57,000, adjusted for depreciation and amortization of $64,000, the provision for doubtful accounts of $13,000 and a loss on the sale of equipment of $9,000.  Sources of funds were provided by a decrease in  inventories of $14,000, a decrease in prepaid expenses of $3,000, an increase in deferred revenue of $38,000 and a decrease in net National Marketing Fund contributions of $51,000.  Uses of funds resulted from an increase in accounts receivable of $14,000, a decrease in accounts payable of $3,000, and a decrease in accrued liabilities of $173,000.  Investing activities provided $25,000 during the three months ended February 29, 2004, and consisted of  collection of notes receivable of $27,000,  $2,000 for the sale of property equipment, less $4,000 spent for purchases of equipment.  In the year ago period, investing activities provided $122,000, of which $139,000 was from collection of notes receivable less $17,000 for the purchase of equipment.  Cash used in financing activities was $283,000 during the three months ended February 29, 2004 due to debt repayments of $141,000, dividends paid of $137,000 and purchases of common stock for treasury of $11,000.  This was offset by receipt of $6,000 for exercise of stock options.  During the period ended February 28, 2003, cash used in financing activities was $169,000, of which $170,000 was due to debt repayments, offset by $1,000 for the exercise of stock options.  The net decrease in cash was $300,000 for the first quarter of fiscal 2004 versus an increase in cash of $82,000 in the period ended February 24, 2002.

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

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its goodwill impairment assessment for the quarter ended February 29, 2004, and it indicated no impairment of goodwill.

Net intangible assets with definite lives totaled $37,293 for the quarter ended February 29, 2004.  The definite lived intangible assets and their respective accumulated amortization are as follows:

Definite Lived Intangible Assets	Original Cost	Amortization as of February 29, 2004
NonCompete Agreement	210,000	210,000
Master Lease Origination Fees	95,382	67,305
Other	33,661	24,445
Total	$ 339,043	$ 301,750

Amortization expense of intangible assets with a definite life for the quarter ended February 29, 2004 was $10,500.  The estimated amortization expense on these intangible assets is as follows for November 30:

2004	21,000
2005	14,000
2006	10,000
2007	3,000
Total	$ 48,000

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," effective for years beginning after June 15, 2002. Under this standard asset retirement obligations will be recognized at a discounted fair value basis and capitalized and allocated to expense over the asset’s useful life. The adoption of SFAS No. 143 did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing.  The impairment testing as of the quarter ending February 29, 2004, indicated no impairment as defined by SFAS No. 144.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2002 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of  Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  However, the enhanced disclosure provisions as defined by SFAS No. 148 were effective for the fiscal quarter ending May 31, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."   SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  The adoption of this statement did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in BAB's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed with the Securities and Exchange Commission.  There have been no material changes to the Company's critical accounting policies that impact BAB's financial condition or results of operations for the first quarter of fiscal 2004.

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

(a) See index to exhibits

(b) Reports on form 8-K

1/5/04  BAB, Inc. announces cash dividend of $0.02 per share payable February 2, 2004 to shareholders of record as of January 16, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 14, 2004	/s/ JEFFREY M. GORDEN
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

BAB, Inc.

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, April 14, 2004

Exhibit 31.2

BAB, Inc.

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, April 14, 2004

Exhibit 32.1

BAB, Inc.

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  April 14, 2004                                                                          By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                  Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended February 29, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  April 14, 2004                                                                 By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer