Form 10QSB
period 2004-05-31
BAB INC
filed 2004-07-14
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x  No __

As of  July 08, 2004, BAB, Inc. had : 7,028,929 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

May 31, 2004

(Unaudited)

ASSETS
Current assets
Cash and cash equivalents, including restricted cash of $318,161	2,011,565
Receivables
Accounts receivable, net of allowance for doubtful accounts of $144,697	216,697
National Marketing Fund contributions receivable from franchisees and stores	95,706
Current portion of notes receivable, net of allowance of $42,921	79,758
Inventory	53,746
Assets held for sale	5,750
Prepaid and other current	145,935
--------------
Total current assets	2,609,157
--------------
Property and equipment, net of accumulated depreciation of $1,143,944	257,657
Long-term notes receivable, net of allowance of $9,760	94,117
Trademarks, net of accumulated amortization of $347,361	763,666
Goodwill	3,542,772
Other, net of accumulated amortization of $305,241	33,802
----------------
Total Assets	7,301,171
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$ 85,647
Accrued liabilities	292,788
Accrued professional and other services	81,819
Unexpended National Marketing Fund contributions	338,501
Current portion of long-term debt	220,052
Deferred revenue	275,417
--------------
Total current liabilities	1,294,224
--------------
Noncurrent liabilities
Deferred revenue	2,083
Long-term debt, net of portion included in current liabilities	837,428
--------------
Total noncurrent liabilities	839,511
--------------
Stockholders' Equity
Common stock	13,507,989
Additional paid-in capital	845,309
Treasury stock	(222,781)
Accumulated deficit	(8,963,081)
----------------
Total stockholders' equity	5,167,436
----------------
Total Liabilities and Stockholders' Equity	$7,301,171
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		6 months ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
REVENUES
Net sales by Company-owned stores	$433,369	$839,840	$1,008,580	$1,657,931
Royalty fees from franchised stores	598,913	668,241	1,154,215	1,281,134
Licensing fees and other income	280,375	331,543	570,566	608,234
Franchise and area development fees	120,945	72,490	148,445	167,490
	------------	------------	------------	------------
TOTAL REVENUES	1,433,602	1,912,114	2,881,806	3,714,789
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	147,160	274,506	332,466	544,951
Store payroll and other operating expenses	422,957	687,776	919,492	1,351,680
Selling, general, and administrative expenses
Payroll-related	336,804	302,123	669,717	655,920
Occupancy	41,202	24,267	83,234	65,112
Advertising and promotion	42,950	61,864	80,145	117,532
Professional service fees	60,495	72,446	121,187	144,893
Franchise-related expenses	26,760	18,322	38,915	35,352
Depreciation and amortization	41,222	111,107	105,001	221,271
Travel	15,696	28,666	33,218	47,818
Provision for Uncollectible Accounts	13,200	62,195	26,400	80,265
Other	118,306	103,425	222,007	210,919
	------------	------------	------------	------------
Total Operating Costs and Expenses	1,266,752	1,746,697	2,631,782	3,475,713
	------------	------------	------------	------------
Income before interest	$166,850	$165,417	$250,024	$239,076
Interest expense	(21,422)	(36,182)	(46,710)	(79,190)
Interest income	8,154	6,559	11,133	16,053
Other income (expense)	1,900	--	(2,410)	--
	------------	------------	------------	------------
Net Income	$155,482	$135,794	$212,037	$175,939
Net Income per share - Basic and Diluted	$ 0.02	$ 0.02	$ 0.03	$ 0.02
	------------	------------	------------	------------
Weighted average number of shares outstanding - Basic	6,964,758	7,482,023	6,899,390	7,482,023
Weighted average number of shares outstanding - Diluted	7,165,836	8,110,198	7,100,468	8,110,198
Cash dividends per share	--	--	$ 0.02	--
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	6 months ended
	May 31, 2004	May 31, 2003
Cash Flows from Operating Activities
Net Income	$ 212,037	$ 175,939
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	105,001	221,271
Provision for uncollectible accounts	26,400	80,265
Gain on sale of equipment	(10,646)	--
(Increase) decrease in
Trade accounts receivable	7,395	13,855
Inventories	23,716	13,572
Notes receivable	(24,583)	(25,116)
Prepaid expenses and other assets	10,241	30,660
National Marketing Fund contributions receivable	(5,283)	8,783
Increase (decrease) in
Accounts payable	(24,736)	(33,319)
Accrued professional and other services	(24,681)	6,937
Accrued liabilities	(149,664)	(44,905)
Unexpended National Marketing Fund franchisee contributions	(40,492)	59,625
Deferred revenue	(15,000)	82,486
	----------	----------
Total Adjustments	(122,332)	414,114
	----------	----------
Net Cash Provided by Operating Activities	89,705	590,053
	----------	----------
Cash Flows from Investing Activities
Collection of notes receivable	54,244	179,155
Purchases of property and equipment	(104,432)	(20,931)
Proceeds from sale of property and equipment	52,329	13,536
	----------	----------
Net Cash Provided by Investing Activities	2,141	171,760
	----------	----------
Cash Flows from Financing Activities
Debt repayments	(187,365)	(420,924)
Purchase common stock for treasury	(10,781)	(212,000)
Dividend Paid	(137,316)	--
Options Exercised for Common stock	18,088	--
Other	--	925
	----------	----------
Net Cash Used in Financing Activities	(317,374)	(631,999)
	----------	----------
Net Increase (Decrease) in Cash and Cash Equivalents	(225,528)	129,814

Cash and Cash Equivalents, Beginning of Year	2,237,093	1,119,743
	--------	--------
Cash and Cash Equivalents, End of Second Quarter	$2,011,565	$ 1,249,557
	=======	=======

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

2. Stores Open and Under Development

Stores which have been opened or are under development at May 31, 2004 are as follows:

Stores opened:
Company-owned	3
Franchisee-owned	159
Licensed	5
Under Development	8
----
Total	175

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended		6 months ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003

Numerator
Net income attributable to common shareholders	$ 155,482	$ 135,794	$ 212,037	$ 175,939

Denominator:
Weighted average outstanding shares - Basic	6,964,758	7,482,023	6,899,390	7,482,023
Earnings per share - Basic	$0.02	$ 0.02	$0.03	$ 0.02
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	201,078	628,175	201,078	628,175
Weighted average outstanding shares - Diluted	7,165,836	8,110,198	7,100,468	8,110,198
Earnings per share - Diluted	$0.02	$ 0.02	$0.03	$ 0.02

4.  Long Term Debt

On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provides for term loan borrowings in the original amount of $723,700.  Borrowings under the Bank Agreement are to be repaid in monthly installments of $21,900, including interest at a rate of 5.5 percent per annum, with final payment due July 1, 2007, and are secured by substantially all of the assets of the Company.  The proceeds received from this term loan were used to repay in full amounts outstanding on the notes payable to Zanett, Inc. and to a finance company, in the aggregate amount of $723,700, on July 2, 2004.

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the plan total 1,400,000.  As of May 31, 2004, 995,000 options have been issued to directors, officers and employees in 4 separate grants.   Of these 995,000 options granted, 27,333 have expired due to forfeiture and 688,534 options have been exercised as of May 31, 2004.

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

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 required increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS Statement No. 123, net earnings would have been reduced by $4,500 for the 3 months ended May 31, 2004 and $9,000 for the 6 months ended May 31, 2004 and $2,200 for the 3 months ended May 31, 2003 and $4,400 for the 6 months ended May 31, 2003 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

3 months ended	6 months ended
	May 31, 2004	May 31, 2003	May 31, 2004	May 31, 2003
Pro forma impact of fair value method
Reported net income	$ 155,482	$ 135,794	$ 212,037	$ 175,939
Less: fair value impact of employee stock compensation	(4,500)	(2,200)	(9,000)	(4,400)
Pro forma net income	$ 150,982	$ 133,594	$ 203,037	$ 171,539
Earnings per common share
Basic and diluted - as reported	$ 0.02	$ 0.02	$ 0.03	$ 0.02
Basic and diluted- pro forma	$ 0.02	$ 0.02	$ 0.03	$ 0.02
Weighted average Black -Scholes fair value assumptions
Risk free interest rate	4.54%	4.07%	4.54%	4.07%
Expected life	5.0 yrs	4.5 yrs	5.0 yrs	4.5 yrs
Expected volatility	404%	594%	404%	594%
Expected dividend yield	8.7%	--	8.7%	--

6. Acquisitions and Dispositions

None.

7. Prior Period Adjustment

During the quarter ended February 29, 2004, a prior period adjustment was made to previously issued financial statements or opening balances to correct the Company's accounts for a purchase and financing of equipment that was never delivered nor executed.  The following are the components of the prior period adjustment as of November 30, 2003: a reduction in the loan payable account of $156,050, a reduction in the accrued liability account of $55,581, a reduction in the net book value of leasehold improvements of $18,831, a reduction in the net book value of equipment of $10,637 and an increase in retained earnings of $182,163.

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

General

The Company was started in November 1992, and includes 3 Company-owned stores and 164 franchised and licensed units at May 31, 2004.  Units in operation at May 31, 2003 included 6 Company-owned stores and 201 franchised and licensed units.  System-wide revenues in the six months ended May 31, 2004 was $25.0 million as compared to May 31, 2003 which were $30.0 million.

The Company's revenues are derived primarily from the operation of Company-owned stores, initial franchise fees and ongoing royalties paid to the Company by its franchisees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), licensing contracts, and by directly entering into licensing agreements (Kohr Bros and Mrs. Fields Famous Brands).  The number of license units decreased by 27 units from the second quarter of 2004 compared to 2003, primarily due to HMS Host contract termination.  The Company believes that these closures have no material effect on its consolidated financial operations.

The Company continues to control expenses in payroll, occupancy and overhead in the corporate offices. At May 31, 2004, the Company had 20 employees at the corporate level, including 1 part-time, to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 22 employees at the end of the 2nd quarter of 2003.

Results of Operations

Three months Ended May 31, 2004 versus Three Months Ended May 31, 2003.

In the three months ended May 31, 2004, the Company reported net income of $155,000 versus net income of $136,000 for the same period in 2003.  Total revenues decreased by $479,000 for the three months ending May 31, 2004, as compared to the three months ending May 31, 2003, due primarily to a decrease in Company-owned store revenues of $407,000, a decrease in royalty revenue of $69,000 and a decrease in licensing fee and other income of $51,000.  This was offset by an increase in franchise fee revenue of $48,000 in 2004 compared to 2003.

The primary factors contributing to the decrease of $407,000 in revenues for Company-owned stores for the second quarter 2004 as compared to same period 2003 was a $193,000 decrease in revenue relating to stores sold or closed during 2003 and 2004, and a $202,000 decrease in wholesale revenues as part of management's goal of eliminating sales to less profitable customers and transferring wholesale business to franchisees equipped to handle wholesale customers.  In addition, sales for the 3 Company-owned stores were down slightly, $11,000, for the three months ending May 31, 2004, as compared to the same period 2003.  Licensing fee and other revenue decreased by $51,000, which was the result of a decrease on license revenues of $59,000, of which HMS Host contributed $30,000, and a reduction in Operations Sign Shop revenue of $7,000, offset by a $15,000 gain on disposal of equipment in conjunction with the closure of the Bensenville, Illinois commissary.

Royalty revenue was down $69,000 for the three months ending May 31, 2004, as compared to the three months ended May 31, 2003.  The decrease in royalty revenue was primarily due to closure of under-performing franchise locations.  The Company had 169 franchise locations at May 31, 2003 as compared to 159 locations at May 31, 2004.    Franchise fee revenues increased by $48,000 in comparison to 2003.  The Company opened 4 new franchise stores in second quarter 2004 versus 2 in 2003.

Company-owned store food, beverage and paper costs decreased $127,000, or 46.4%, in the second quarter of 2004 as compared to the same period 2003.   Closed store locations were responsible for $107,000 of the decrease, with $20,000 resulting from management's continued focus on cost control.  Total direct store expenses, including cost of goods, decreased $392,000, or 40.7%, for the three months ended May 31, 2004 versus the same period 2003.

Total operating expenses amounted to $1,267,000, or 88.4% of revenues, in the second quarter 2004 versus $1,747,000, or 91.4%, in 2003.  With the close of the second quarter of 2004, the Company has had 11 consecutive profitable quarters.  Management will continue to focus its energies on improving profitability through controlling costs and expanding the franchise network.

Interest expense decreased $15,000 in the second quarter 2004, compared to the same  period 2003, because of lower total debt outstanding.  Net income per share as reported for basic and diluted outstanding shares for the three months ended May 31, 2004, and the three months ended May 31, 2003 was $0.02.

Six Months Ended May 31, 2004 versus Six Months Ended May 26, 2002.

In the six months ended May 31, 2004, the Company reported net income of $212,000 compared to net income of $176,000 for the same period  2003.

Total revenues decreased by  $833,000 in the six months of fiscal 2004, as compared to the same period 2003, due to a decrease in Company-owned store revenues of $649,000, a decrease in royalty revenue of $127,000, a decrease in franchise fee revenue of $19,000 and a decrease in license fees and other income of $38,000.

The decrease in revenue of $649,000 from Company-owned stores for the six months ending May 31, 2004, as compared to the same period for 2003, is due to a $334,000 decrease in revenues for Company-owned stores sold or closed during 2003 and 2004, and a $271,000 decrease in wholesale revenues in 2004 due to management's continued effort to eliminate wholesale sales to less profitable customers and an effort to transfer wholesale business to franchisees equipped for wholesale customers.  There was also a $44,000 decrease in the remaining 3 Company-owned store sales in 2004 versus 2003.  The decrease of $38,000 in license fees and other income was due primarily to the HMS Host contract termination.

Royalty revenue decreased $127,000,or 9.9%, for the first six months of 2004 compared to 2003.  Total system-wide sales were down for the six months ended May 31, 2004, as compared to the same period 2003 which was mainly a result of closure of under-performing franchise locations.  The Company had 159 franchise units at May 31, 2004, as compared to 169 franchise units in the same period 2003.  Franchise fee revenue decreased slightly, $19,000 in 2004, primarily due to 3 defaulted preliminary fees earned in 2003 versus none in 2004.  There were 4 new store openings for the six months ending May 31 for both 2004 and 2003.

Company-owned store food, beverage and paper costs decreased $212,000, or 39.0%, for the six months ended May 31, 2004 versus same period 2003.  Closed store locations contributed $181,000, or 85% of the decrease, while operating locations' costs decreased by $31,000.  The decrease in cost of goods sold for current operating stores was due to a slight decrease in sales and management's continued focus on cost control.  Total direct Company-owned expenses, including cost of goods, decreased $645,000, or 34.0%, for the six months ended May 31, 2004 versus the same period a year ago.

Total consolidated operating expenses were $2,632,000, or 91.3% of revenues, in the six months ended May 31, 2004, versus $3,476,000, or 93.6% in 2003.  Net operating income was $250,000, or 8.7% of revenues, for the six months ended May 31, 2004 versus $239,000, or 6.4% for the previous period.  This increased profitability percentage is a result of management's continued focus on cost control.

Interest expense decreased by $32,000, or 41.0%, to $47,000 in 2004, compared to $79,000 in the year ago period as the Company continues to reduce debt.  Net income per share for the six months ended May 31, 2004, was $0.03 on both a basic and diluted basis versus income per share of $0.02 in 2003 on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided from operating activities totaled $90,000 for the first six months of fiscal 2004, versus cash provided from operating activities of $590,000 for the same period 2003. Cash provided from operating activities principally represents net income of $212,000, plus depreciation and amortization of $105,000, and the provision for uncollectible accounts of $26,000, off set by a gain on the sale of equipment of $11,000.  Sources of funds were provided by a reduction in trade accounts receivable of $7,000, a decrease in prepaid and other assets of $10,000, and a reduction in inventories of $24,000. The cash provided was reduced by a decrease in National Marketing Fund obligations of $40,000, an increase in National Marketing Fund receivables of $5,000, a decrease in accounts payable of $25,000, a decreased in accrued liabilities of $174,000, a decrease in deferred revenue of $15,000 and an increase in notes receivable of $25,000.

Cash provided from investing activities during the first half of 2004 totaled $2,000, and was provided from the sale of property and equipment of $52,000 and collection of notes receivable in the amount of $54,000, offset by purchases of property and equipment of $104,000.  Cash provided from investing activities during 2003 totaled $172,000, and was provided from the sale of property and equipment $14,000 and collection of notes receivable of $179,000, offset by purchases of property and equipment of $21,000.

Financing activities used $317,000 during the first half of  2004, due to the repayment of notes payable of $187,000, the repurchase of common stock for Treasury Stock in the amount of $11,000 and the payment of cash dividends $137,000, offset by the exercise of stock options in the amount of $18,000.  In fiscal 2003, financing activities used $632,000 due to repayment of notes payable of $421,000 and repurchase of common stock for Treasury Stock of $212,000, offset by the exercise of stock options in the amount of $1,000 .

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

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its goodwill impairment assessment during the first quarter ending February 29, 2004, and it indicated no impairment of goodwill.

Net intangible assets with definite lives totaled $34,000 for the quarter ended May 31, 2004.  The definite lived intangible assets and their respective accumulated amortizations are as follows:

Definite Lived Intangible Assets	Original Cost	Amortization as of May 31, 2004
NonCompete Agreement	210,000	210,000
Master Lease Origination Fees	95,382	69,595
Other	33,661	25,646
Total	$ 339,043	$ 305,241

Amortization expense of intangible assets with a definite life for the first six months ended May 31, 2004 was $14,000.  The estimated amortization expense on these intangible assets is as follows for November 30:

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed with the Securities and Exchange Commission.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition or results of operations for the six months ended May 31, 2004.

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

The Company has been named in a lawsuit regarding obligations of two franchisees for past due rent at a franchised location in Wisconsin.  The Company is vigorously contesting the matter and does not believe that if the plaintiffs prevail, the amount will have a material adverse effect on the Company.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held May 27, 2004.  Each of the proposals passed.

1.  Election of directors (Management's nominees)

	For	Withheld
Michael W. Evans	6,216,525	24,730
Michael K. Murtaugh	6,213,743	27,512
Steven G. Feldman	6,227,031	14,224
James A. Lentz	6,227,031	14,224

Proposals:

2.  Appointment of Blackman Kallick Bartlestein, LLP as independent auditors for the fiscal year ended November 30, 2004.

For	6,222,491
Against	17,696
Abstain	1,068

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

1/5/04   BAB, Inc. announced that its Board of Directors approved and declared a semi-annual cash dividend of $0.02 per share, payable on February 2, 2004, to shareholders of record as of January 16, 2004.

6/14/04  BAB, Inc. engaged Altschuler, Melvoin & Glasser, LLP and dismissed Blackman Kallick Bartelstein LLP as the principal accountants of the Company and its subsidiaries for the fiscal year ending November 30, 2004.

6/18/04  BAB, Inc. announced that its Board of Directors approved and declared a semi-annual cash dividend of $0.02 per share, payable on July 23, 2004, to stockholders of record as of July 2, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: July 14, 2004	/s/ JEFFREY M. GORDEN
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

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

  I and the other certifying officer have disclosed to the Company's auditors and to the Audit Committee of the Board of Directors:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, July 14, 2004

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

  I and the other certifying officer have disclosed to the Company's auditors and to the Audit Committee of the Board of Directors:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, July 14, 2004

Exhibit 32.1

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended May 31,2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  July 14, 2004                                                                 By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                                  Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended May 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  July 14, 2004                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer