Form 10QSB
period 2004-08-31
BAB INC
filed 2004-10-12
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  October 8, 2004,  BAB, Inc. had : 7,029,494 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

August 31, 2004

(Unaudited)

ASSETS
Current assets
Cash, including restricted cash of $340,639	2,266,433
Receivables
Trade accounts receivable, net of allowance for doubtful accounts of $77,513	240,508
National Marketing Fund contributions receivable from franchisees and stores	70,805
Current portion of notes receivable	72,252
Inventories	56,552
Prepaid expenses and other current assets	130,793
--------------
Total current assets	2,837,343
--------------
Property and equipment, net of accumulated depreciation of $809,844	243,634
Long-term notes receivable, net of allowance of $23,075	69,474
Trademarks, net of accumulated amortization of $347,361	763,667
Goodwill	3,542,772
Other, net of accumulated amortization of $308,732	30,311
----------------
Total Assets	7,487,201
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	46,940
Accrued liabilities	372,792
Accrued professional and other services	88,489
Unexpended National Marketing Fund contributions	336,067
Current portion of long-term debt	229,308
Deferred revenue	266,500
--------------
Total current liabilities	1,340,096
--------------
Noncurrent liabilities
Long-term debt, net of portion included in current liabilities	809,544
--------------
Total noncurrent liabilities	809,544
--------------
Stockholders' Equity
Common stock	13,508,023
Additional paid-in capital	847,562
Treasury stock	(222,781)
Accumulated deficit	(8,795,243)
----------------
Total stockholders' equity	5,337,561
----------------
Total Liabilities and Stockholders' Equity	7,487,201
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		9 months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
REVENUES
Net sales by Company-owned stores	$395,463	704,636	1,404,043	$2,362,567
Royalty fees from franchised stores	596,574	652,371	1,750,789	1,933,505
Licensing fees and other income	273,758	277,482	844,324	885,716
Franchise and area development fees	145,235	115,500	293,680	282,990
	------------	------------	------------	------------
TOTAL REVENUES	1,411,030	1,749,989	4,292,836	5,464,778
	------------	------------	------------	------------
OPERATING COSTS AND EXPENSES
Food, beverage, and paper costs	132,054	240,094	464,520	785,045
Store payroll and other operating expenses	389,824	582,005	1,302,678	1,933,686
Selling, general, and administrative expenses
Payroll-related	315,179	326,218	984,897	982,137
Occupancy	33,939	29,111	117,172	94,223
Advertising and promotion	35,460	35,991	115,604	153,523
Professional service fees	60,495	72,446	181,682	217,339
Franchise-related expenses	32,200	27,397	71,115	62,748
Depreciation and amortization	26,385	116,633	131,386	337,904
Travel	21,816	25,258	55,035	73,076
Provision for uncollectible accounts (net of recoveries)	(66,800)	36,000	(40,400)	116,265
Other	102,291	107,486	330,937	318,405
	------------	------------	------------	------------
Total Operating Costs and Expenses	1,082,843	1,598,639	3,714,626	5,074,351
	------------	------------	------------	------------
Income from operations	328,187	151,350	578,210	390,427
Interest expense	(22,498)	(32,664)	(69,208)	(111,855)
Interest income	7,499	5,846	18,632	21,899
Other income (expense)	(4,771)	--	(7,181)	--
	------------	------------	------------	------------
Net Income	$308,417	$124,532	$520,453	$300,471
Net Income per share - Basic and Diluted	$0.04	$ 0.02	$0.07	$ 0.04
	------------	------------	------------	------------
Weighted average number of shares outstanding - Basic	7,021,373	7,160,855	6,940,199	7,160,855
Weighted average number of shares outstanding - Diluted	7,187,315	7,324,495	7,106,141	7,324,495
Cash dividends per share	$0.02	$ 0.02	$0.04	$ 0.02
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended
	August 31, 2004	August 31, 2003
Cash Flows from Operating Activities
Net Income	$ 520,453	$ 300,471
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	131,386	337,904
Provision for uncollectible accounts (net)	(40,400)	116,265
(Gain)/Loss on sale of equipment	(10,646)	33,460
(Increase) decrease in
Trade accounts receivable	50,383	68,790
Inventories	20,910	24,874
Notes receivable	(26,603)	(38,022)
Prepaid expenses and other assets	25,383	18,656
National Marketing Fund contributions receivable	19,618	5,868
Increase (decrease) in
Accounts payable	(63,443)	(36,719)
Accrued professional and other services	(18,011)	11,495
Accrued liabilities	(69,660)	(112,527)
Unexpended National Marketing Fund franchisee contributions	(42,926)	729
Deferred revenue	(26,000)	33,597
	----------	----------
Total Adjustments	(50,009)	464,370
	----------	----------
Net Cash Provided by Operating Activities	470,444	764,841
	----------	----------
Cash Flows from Investing Activities
Collection of notes receivable	88,412	247,976
Purchases of property and equipment	(113,302)	(27,632)
Proceeds from sale of property and equipment	58,080	83,605
	----------	----------
Net Cash Provided by Investing Activities	33,190	303,949
	----------	----------
Cash Flows from Financing Activities
Debt repayments	(929,694)	(471,697)
Borrowings	723,701	---
Purchase common stock for treasury	(10,781)	(212,000)
Dividend Paid	(277,895)	(135,833)
Options Exercised for Common stock	20,375	11,907
	----------	----------
Net Cash Used in Financing Activities	(474,294)	(807,623)
	----------	----------
Net Increase in Cash	29,340	261,167

Cash, Beginning of Year	2,237,093	1,119,743
	--------	--------
Cash, End of Third Quarter	$2,266,433	$ 1,380,910
	========	========

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

2. Stores Open and Under Development

Stores which have been opened or are under development at August 31, 2004 are as follows:

Stores opened:
Company-owned	3
Franchisee-owned	159
Licensed	5
Under Development	7
----
Total	174

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended		9 months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003

Numerator
Net income available to common shareholders	$ 308,417	$ 124,532	$ 520,453	$ 300,471

Denominator:
Weighted average outstanding shares - Basic	7,021,373	7,160,855	6,940,199	7,160,855
Earnings per share - Basic	$0.04	$ 0.02	$0.07	$ 0.04
Effect of dilutive common stock equivalent shares - from stock options outstanding	165,942	163,640	165,942	163,640
Weighted average outstanding shares - Diluted	7,187,315	7,324,495	7,106,141	7,324,495
Earnings per share - Diluted	$0.04	$ 0.02	$0.07	$ 0.04

4.  Long Term Debt

On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provides for term loan borrowings in the original amount of $723,700.  Borrowings under the Bank Agreement are to be repaid in monthly installments of $21,900, including interest at a rate of 5.5 percent per annum, with final payment due July 1, 2007, and are secured by substantially all of the assets of the Company.  The proceeds received from this term loan were used to repay amounts outstanding on the notes payable to Zanett, Inc. and to a finance company, in the aggregate amount of $723,700, on July 2, 2004.

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan.  The plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the plan total 1,400,000.  As of August 31, 2004, 1,015,000 options have been issued to directors, officers and employees in 5 separate grants.   Of these 1,015,000 options granted, 34,083 have expired due to forfeiture and 722,431 options have been exercised as of August 31, 2004.

	9 months ended
	August 31, 2004	August 31, 2003
	Options	Options
Options Outstanding at beginning of year	413,772	586,000
Granted	115,000	300,000
Forfeited	(6,750)	(27,333)
Exercised	(263,536)	(444,895)
Options Outstanding as of August 31	258,486	413,772

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

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 required increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS Statement No. 123, net earnings would have been reduced by $12,500 for the 3 months ended August 31, 2004 and $21,500 for the 9 months ended August 31, 2004 and $2,200 for the 3 months ended August 31, 2003 and $6,600 for the 9 months ended August 31, 2003 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

3 months ended	9 months ended
	August 31, 2004	August 31, 2003	August 31, 2004	August 31, 2003
Pro forma impact of fair value method
Reported net income	$ 308,417	$ 124,532	$ 520,453	$ 300,471
Less: fair value impact of employee stock compensation	(12,500)	(2,200)	(21,500)	(6,600)
Pro forma net income	$ 295,914	$ 122,332	$ 498,953	$ 293,871
Earnings per common share
Basic and diluted - as reported	$ 0.04	$ 0.02	$ 0.07	$ 0.04
Basic and diluted- pro forma	$ 0.04	$ 0.02	$ 0.07	$ 0.04
Weighted average Black -Scholes fair value assumptions
Risk free interest rate	3.05%	4.07%	3.05%	4.07%
Expected life	3.0 yrs	4.5 yrs	3.0 yrs	4.5 yrs
Expected volatility	1.647%	5.94%	1.647%	5.94%
Expected dividend yield	7.0%	--	7.0%	--

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

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements as is within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this report, the Company's Annual Report  on Form 10-KSB and other reports that the Company files with the Securities and Exchange Commission. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisees and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company was started in November 1992, and includes 3 Company-owned stores and 164 franchised and licensed units at August 31, 2004.  Units in operation at August 31, 2003 included 4 Company-owned stores and 202 franchised and licensed units.  System-wide revenues in the nine months ended August 31, 2004 was $38.0 million as compared to August 31, 2003 which were $45.0 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, from the operation of Company-owned stores and initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), licensing contracts, and by directly entering into licensing agreements (Kohr Bros and Mrs. Fields Famous Brands).  The number of licensed units decreased by 25 units from the third quarter of 2003 compared to 2004, primarily due to HMS Host contract termination.  The Company believes that these closures have no material effect on its consolidated financial operations.

The Company continues to control expenses in payroll, occupancy and overhead in the corporate office. At August 31, 2004, the Company had 19 employees at the corporate level, including 1 part-time, to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 22 employees at the end of the 3rd quarter of 2003.

Results of Operations

Three months Ended August 31, 2004 versus Three Months Ended August 31, 2003.

In the three months ended August 31, 2004, the Company reported net income of $308,000 versus net income of $125,000 for the same period in 2003.  Total revenues decreased by $339,000 for the three months ended August 31, 2004, as compared to the same period in 2003, due to a decrease in Company-owned store revenues of $309,000, a decrease in royalty revenue of $56,000 and a decrease in licensing fee and other income of $4,000,  offset by an increase in franchise fee revenue of $30,000.

The primary factors contributing to the decrease of $339,000 in revenues for Company-owned stores for the third quarter 2004 as compared to same period 2003 was a $93,000 decrease in revenue relating to stores sold or closed during 2003, and a $217,000 decrease in wholesale revenues from commissary locations closed during 2003 and 2004.  The decrease in wholesale revenue was part of management's continuing efforts to eliminate sales to less profitable customers and transferring wholesale business to franchisees equipped to handle wholesale customers.  In addition, sales for the Company-owned stores increased $10,000, whereas wholesale for the current operating locations decreased $9,000 in the third quarter of 2004 as compared to same period 2003. Licensing fee and other revenue decreased by $4,000 in the third quarter of 2004 as compared to same period 2003.  This decrease in 2004 revenues was the result of a decrease in license revenues of $45,000, of which HMS Host contributed $30,000, a $33,000 loss on sale or closure of Company-owned locations in 2003 versus no closures in the third quarter of 2004, offset by a gain in Operations Sign Shop revenue of $4,000 and an increase in rental income of $4,000.

Royalty revenue was down $56,000 for the three months ended August 31, 2004, as compared to the three months ended August 31, 2003.  The decrease in royalty revenue was primarily due to the closure of under-performing franchise locations.  The Company had 172 franchise locations at August 31, 2003 as compared to 159 locations at August 31, 2004.    Franchise fee revenues increased by $30,000 in comparison to 2003.  The Company opened 5 new franchise stores in the third quarter of 2004 versus 3 in 2003.

Company-owned store food, beverage and paper costs decreased $108,000, or 45.0%, in the third quarter of 2004 as compared to the same period 2003.   Company-owned closed locations were responsible for $96,000 of the decrease, with $12,000 resulting from management's continued focus on cost control.  All other total direct store expenses decreased $192,000, or 33.0%, for the three months ended August 31, 2004 versus the same period 2003.

Total consolidated operating expenses were $1,083,000, or 76.7% of revenues, in the third quarter 2004 versus $1,599,000, or 91.4%, in 2003.  Operating expenses decreased $516,000, or 32.3%, for the three months ended August 31, 2004 as compared to the same period 2003.  With the close of the third quarter of 2004, the Company has had 12 consecutive profitable quarters.  Management continues to focus its energies on improving profitability by controlling costs and reducing Company-owned operations.

Interest expense decreased $10,000 in the third quarter of 2004, compared to the same  period in 2003 because of lower total outstanding debt.   In addition to the reduction in debt, the Company refinanced two notes totaling $724,00 in July 2004 with one note at a lower interest rate.  (See note 4, Long Term Debt.)  Net income per share as reported for basic and diluted outstanding shares for the three months ended August 31, 2004 is $0.04, as compared to the $0.02 per share for the same period in 2003.

Nine Months Ended August 31, 2004 versus Nine Months Ended August 31, 2003.

In the nine months ended August 31, 2004, the Company reported net income of $520,000 compared to net income of $300,000 for the same period  2003.

Total revenues decreased by  $1,172,000 in the nine months of fiscal 2004, as compared to the same period 2003, due to a decrease in Company-owned store revenues of $959,000, a decrease in royalty revenue of $183,000, a decrease in license fees and other income of $41,000, offset by an increase in franchise fee revenue of $11,000.

The decrease in revenue of $959,000 from Company-owned locations for the nine months ended August 31, 2004, as compared to the same period for 2003, is due to a combined total for closed locations in 2003 and 2004 of $917,000, or 95.6%, of the total.  $427,000, of the decrease in revenues was for Company-owned stores sold or closed during 2003 and 2004, and $490,000 was a decrease in wholesale revenues for commissary locations closed in 2003 and 2004.  There was a $30,000 decrease in revenues for current wholesale operations due to management's continuing efforts to eliminate wholesale sales to less profitable customers and transferring wholesale business to franchisees equipped for wholesale customers.  There was also a slight decrease, $12,000,  as compared to 2003, for operating Company-owned stores.  The decrease of $41,000 in license fees and other income for the nine months ended August 31, 2004 as compared to the same period 2003, was due primarily to the $80,000 loss of HMS licensing fees received in 2003 versus none in 2004, and a decrease of $29,000 in licensing fees from current suppliers, offset by an increase in rental income of $15,000, and an increase of $8,000 for Sign Shop revenue in the three quarters of 2004 as compared to the same period 2003.  In addition, for the nine months ended August 31, 2004, there was a gain of $11,000 on assets sold as compared to a loss of $33,000 in the same period 2003.

Royalty revenue decreased $183,000, or 9.5%, for the first nine months of 2004 compared to 2003.  Total system-wide sales were down for the nine months ended August 31, 2004, as compared to the same period 2003 which was mainly a result of closure of under-performing franchise locations.  The Company had 159 franchise units at August 31, 2004, as compared to 172 franchise units in the same period 2003.  Franchise fee revenue increased $11,000 in 2004 as compared to the same period 2003 due to 9 new store openings in 2004 as compared to 7 in 2003.  This contributed an additional $45,000 in revenue which was offset by $25,000 additional revenue in 2003 for defaulted preliminary franchise agreements and an additional $9,000 in revenue in 2003 for the sale of fixed assets.

Company-owned store food, beverage and paper costs decreased $321,000, or 40.8%, for the nine months ended August 31, 2004 versus the same period 2003.  Closed locations contributed $277,000, or 86.3% of the decrease, while operating locations costs decreased by $44,000, or 13.7%.  The decrease in cost of goods sold for current operating stores was due to the slight decrease in sales and management's continued focus on cost control.  All other direct Company-owned expenses decreased $631,000, or 32.6%, for the nine months ended August 31, 2004 versus the same period a year ago.

Total consolidated operating expenses were $3,715,000, or 86.5% of revenues in the nine months ended August 31, 2004, versus $5,074,000, or 92.9% of revenues in the same period 2003.  Net operating income was $578,000, or 13.5% of revenues, for the nine months ended August 31, 2004 versus $390,000, or 7.1% for the same period 2003.  This increased profitability is a result of management's continued focus on cost control and reducing Company-owned operations.

Interest expense decreased by $43,000, or 38.1%, to $69,000 in 2004, compared to $112,000 in the year ago period as the Company continues to reduce debt.  In addition to the reduction of debt, the Company refinanced two of its notes in July 2004 with one note at a lower rate of interest.  (See note 4, Long Term Debt).  Net income per share for the nine months ended August 31, 2004, was $0.07 on both a basic and diluted basis versus income per share of $0.04 in 2003 on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided from operating activities totaled $470,000 for the nine months ended August 31, 2004, versus cash provided from operating activities of $765,000 for the same period 2003. Cash provided from operating activities principally represents net income of $520,000, plus depreciation and amortization of $131,000, less the provision for uncollectible accounts of ($40,000), and a gain on the sale of equipment of $11,000.  Sources of funds were provided by a reduction in trade accounts receivable of $50,000, a decrease in prepaid and other assets of $25,000, and a reduction in inventories of $21,000. The cash provided was reduced by a decrease in National Marketing Fund obligations of $43,000, an increase in National Marketing Fund receivables of 20,000, a decrease in accounts payable of $63,000, a decrease in accrued liabilities of $70,000, a decrease in deferred revenue of $26,000 and an increase in notes receivable of $27,000.

Cash provided from investing activities during the first three quarters of 2004 totaled $33,000, and was provided by the sale of property and equipment of $58,000 and collection of notes receivable in the amount of $88,000, offset by purchases of property and equipment of $113,000.  Cash provided from investing activities during 2003 totaled $304,000, and was provided from the sale of property and equipment $84,000 and collection of notes receivable of $248,000, offset by purchases of property and equipment of $28,000.

Financing activities used $474,000 during the first three quarters of  2004, due to net repayments of notes payable of $206,000, the repurchase of common stock for Treasury Stock in the amount of $11,000 and the payment of cash dividends $278,000, offset by proceeds from the exercise of stock options in the amount of $20,000.  In fiscal 2003 for this same period, financing activities used $808,000 due to repayment of notes payable of $472,000, repurchase of common stock for Treasury Stock of $212,000 and payment of cash dividends of $136,000, offset by proceeds from the exercise of stock options in the amount of $12,000.

The Company has no financial covenants on any of its outstanding debt.

New Accounting Standards

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for years beginning after December 15, 2001.  The Company adopted SFAS No. 142 on December 1, 2002.  SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired and the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition.  Under the new rules, goodwill and intangible assets acquired, other than in a business combination with indefinite lives, will no longer be amortized, but instead will be subject to annual impairment tests.  The goodwill arising from business acquisitions prior to July 1, 2001, was amortized on a straight-line basis over 40 years.  Other indefinite lived intangible assets, including franchise contract rights, trade names and trademarks, were being amortized on a straight-line basis over 17 - 20 years  prior to December 1, 2002.  These indefinite-lived intangibles and goodwill are no longer being amortized effective December 1, 2002.

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its goodwill impairment assessment during the first quarter ended February 29, 2004, and it indicated no impairment of goodwill.

Net intangible assets with definite lives totaled $30,000 for the quarter ended August 31, 2004.  The definite lived intangible assets and their respective accumulated amortization's are as follows:

Definite Lived Intangible Assets	Original Cost	Amortization as of August 31, 2004
NonCompete Agreement	210,000	210,000
Master Lease Origination Fees	95,382	71,883
Other	33,661	26,849
Total	$ 339,043	$ 308,732

Amortization expense of intangible assets with a definite life for the first nine months ended August 31, 2004 was $17,500.  The estimated amortization expense on these intangible assets is as follows for November 30:

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

In August 2001, the FASB issued SFAS No. 144, " Accounting for the Impairment or Disposal of Long-Lived Assets," effective for years beginning after December 15, 2001. The new rules for long-lived assets to be disposed by sale excludes the allocation of goodwill to be tested for impairment of such assets, establishes a primary asset approach to be used for the estimation of future cash flows and allows for probability-weighted future cash flow estimation for impairment testing.  The impairment testing as of the quarter ended February 29, 2004, indicated no impairment as defined by SFAS No. 144.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2002 amends Statement No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, Statement No. 148 amends the disclosure requirements of  Statement No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  However, the enhanced disclosure provisions as defined by SFAS No. 148 were effective for the quarter ended August 31, 2004.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  This statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity.  In accordance with the standard, a financial instrument that embodies an obligation for the issuer is required to be classified as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into of modified after August 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company's consolidated financial position, results of operation or cash flows.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2003, filed with the Securities and Exchange Commission on February 26, 2004.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition or results of operations for the nine months ended August 31, 2004.

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

BAB, Inc.

Dated: October 12, 2004	/s/ JEFFREY M. GORDEN
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

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, October 12, 2004

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, October 12, 2004

Exhibit 32.1

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended August 31,2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 12, 2004                                                                 By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                         Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended August 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 12, 2004                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer