Form 10KSB
period 2004-11-30
BAB INC
filed 2005-03-01
CIK 1123596

FORM 10-KSB

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended: November 30, 2004
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number: (847) 948-7520

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

$5,708,000

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,124,600 based on 3,530,622 shares held by nonaffiliates as of February 18, 2005 and the average of the closing bid ($0.88) and ask ($0.89) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,162,278 shares of Common Stock, as of February 18, 2005.

Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

  OVERVIEW

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At November 30, 2004, the Company had 170 units in operation in 28 states, and 1  International unit in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields),  Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and Company-owned stores feature daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel products baked daily and related products.  BAB units are primarily concentrated in the Midwest and Western United States.The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  MFM units are primarily in the Middle Atlantic States.  The Company has one Brewster's Coffee unit, which is a specialty coffee shop featuring a variety of premium arabica bean coffees, freshly brewed on the premises and also sold in bulk, and also featuring related products such as bagels, muffins and other beverages.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in all Company-owned and most franchised units.

The Company has grown significantly since its initial public offering in November 1995 through growth in franchise units and the development of alternative distribution channels for its branded products.  The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

Operating Income

The Company reported net income of $652,000 for the year ended November 30, 2004, and net income (as restated) of $640,000 for the year ended November 30, 2003.  The Company believes that with its continued focus on franchising and licensing operations, and continued operation of Company-owned stores that meet profit expectations, it will continue to be profitable.  The Company will also continue to review and institute cost controls where deemed necessary.

Food Service Industry

Food service businesses are often affected by changes in consumer tastes; national, regional, and local economic conditions; demographic trends; traffic patterns; and the type, number and location of competing restaurants. Multi-unit food service chains, such as the Company's, can also be substantially adversely affected by publicity resulting from problems with food quality, illness, injury or other health concerns or operating issues stemming from one store or a limited number of stores. The food service business is also subject to the risk that shortages or interruptions in supply caused by adverse weather or other conditions could negatively affect the availability, quality and cost of ingredients and other food products. In addition, factors such as inflation, increased food and labor costs, regional weather conditions, availability and cost of suitable sites and the availability of experienced management and hourly employees may also adversely affect the food service industry in general and the Company's results of operations and financial condition in particular.

CUSTOMERS

The Company-owned stores sell to the general public; therefore the Company is not dependent on a particular customer or small group of customers.  Regarding the Company's franchising operation, the franchisees represent a varied geographic and demographic group.  Among some of the primary services the Company provides to its franchisees are marketing assistance, training, time-tested, successful recipes, bulk purchasing discounts, food service knowledgeable personnel and brand recognition.

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods and Hawkeye Foodservice.  The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are readily available from other sources.

LOCATIONS

The Company has 162 franchised locations, 5 licensees and 3 Company-owned stores.   Of the 170 locations, 169 are located in 28 states and 1 International unit is located in the United Arab Emirates.

STORE OPERATIONS

BIG APPLE BAGELS--BAB franchised and Company-owned stores daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB franchise or Company-owned store is  in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned stores, and from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN--MFM franchised stores bake 20 to 25 varieties of muffins daily, from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. While some MFM units are located in shopping mall locations with minimal square footage of 400 to 800 square feet, the typical retail center prototype unit is approximately 2,000 square feet with seating for 30 to 40 persons. A typical MFM franchise store is located within a three-mile radius of at least 25,000 residents in an area with a mix of both residential and commercial properties.

BREWSTER'S COFFEE--The Company has one Brewster's Coffee unit, 1,500 square feet, which is a specialty coffee shop featuring a variety of Arabica bean coffees, freshly brewed on the premises and also sold in bulk, and also featuring related products such as bagels, muffins and other beverages.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in all Company-owned and most of the franchised units.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB and MFM franchisees are members of a marketing fund requiring an ongoing 1% contribution based on net sales. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000 and $15,000 for a satellite location and $10,000 for a kiosk.

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

Area development agreements, which may be granted to new or existing franchisees, provide that a franchisee may open a predetermined number of stores within a defined geographic area (an "Area of Exclusivity"). The Area of Exclusivity is negotiated prior to signing of the area development agreement and varies by agreement as to size of the area, the number of stores required, and the schedule for store development and opening. The Company's current area development fee is $5,000 per store to be developed. Additional franchise fees are collected when a franchise within the Area of Exclusivity is opened. The area development fee is not refundable if no franchise agreement is executed.

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

The Company believes the primary direct competitors of its bagel concept units are Bruegger's Bagel Bakery and New World Coffee-Manhattan Bagel Inc. which operates under Einstein Bros. Bagels, Noah's NY Bagel, Manhattan Bagel Bakery and Chesapeake Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may be expected to compete with the Company. There is not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company competes against numerous small, independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts, McDonald's, Panera, and Starbucks, that offer bagels, muffins, coffee and related products as part of their product offerings.  In the supermarket bakery sections, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of food quality and taste, convenience, customer service and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer taste, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some, or all, of its area developers and franchisees to be adversely affected.

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

TRADEMARKS AND SERVICE MARKS

The trademarks, tradenames and service marks used by the Company contain common descriptive English words and thus may be subject to challenge by users of these words, alone or in combination with other words, to describe other services or products. Some persons or entities may have prior rights to those names or marks in their respective localities. Accordingly, there is no assurance that such marks are available in all locations. Any challenge, if successful, in whole or in part, could restrict the Company's use of the marks in areas in which the challenger is found to have used the name prior to the Company's use. Any such restriction could limit the expansion of the Company's use of the marks into that region, and the Company and its franchisees may be materially and adversely affected.

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

GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled ``Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures'' (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly, the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisers based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

The Company and its franchisees are required to comply with federal, state and local government regulations applicable to consumer food service businesses, including those relating to the preparation and sale of food, minimum wage requirements, overtime, working and safety conditions, citizenship requirements, as well as regulations relating to zoning, construction, health and business licensing. Each store is subject to regulation by federal agencies and to licensing and regulation by state and local health, sanitation, safety, fire and other departments. Difficulties or failures in obtaining the required licenses or approvals could delay or prevent the opening of a new Company-owned or franchise store, and failure to remain in compliance with applicable regulations could cause the temporary or permanent closing of an existing store. The Company believes that it is in material compliance with these provisions. Continued compliance with these federal, state and local laws and regulations is costly but essential, and failure to comply may have an adverse effect on the Company and its franchisees.

The Company's franchising operations are subject to regulation by the FTC under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Uniform Franchise Offering Circular ("UFOC") in connection with the sale and operation of its franchises. In addition, some states require a franchiser to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its UFOC, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchiser-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 30, 2004, the Company employed 70 persons, consisting of  49 working in the Company-owned stores, of which 32 are part-time employees. The remaining employees are responsible for management, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased pursuant to a lease expiring March 1, 2011.  Additionally, the Company leases space for each of its Company-owned stores. Lease terms for these stores are generally for initial terms of five years and contain options for renewal for one or more five-year terms. (See Note 8 in the audited consolidated financial statements included herein.)

ITEM 3. LEGAL PROCEEDINGS

The Company has been named in a lawsuit regarding obligations of two franchisees for past due rent at a franchised location in Wisconsin.   The Company expects to settle this claim and pay approximately $120,000 in March 2005.  The Company expects the original franchisee to the lease to pay the Company $25,000, $10,000 in March 2005 and the balance via monthly payments on a note that runs through the life of their franchise agreement, August 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2004.  The Company's Common Stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."  The following numbers have been adjusted for a 4:1 stock split, which was effective January 20, 2003.

BAB, Inc.
YEAR ENDED NOVEMBER 30, 2003	LOW	HIGH
First quarter	.07	.70
Second quarter	.18	.35
Third quarter	.18	.95
Fourth quarter	.37	.60

YEAR ENDED NOVEMBER 30, 2004
First quarter	.44	.82
Second quarter	.55	1.15
Third quarter	.55	.80
Fourth quarter	.57	1.10

As of February 18, 2005, the Company's Common Stock was held by 196 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 18, 2005, is approximately 1,500 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan ( Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of common stock for grant.   In 2004, 2003 and 2002, 115,000, 300,000 and 600,000 stock options, respectively, were granted to directors, officers and employees.  On January 25, 2005, 75,000 options were granted, leaving 310,000 options available for grant.  As of February 18, 2005, there were 889,298 stock options exercised or forfeited under the stock option plan.  (See Note 7 of the audited consolidated financial statements included herein.)

DIVIDEND POLICY

The Board of Directors of the Company declared semi-annual cash dividends of $0.02 per share on January 1, 2004, payable February 2, 2004 to common stockholders of record as of January 16, 2004 and on June 17, 2004, payable July 23, 2004 to shareholders of record as of July 2, 2004.  In 2003 the Board of Directors of the Company declared a $0.02 per share cash dividend on July 29, 2003, payable August 26, 2003 to common stockholders of record as of August 11, 2003.

On November 2, 2004, the Board of directors of the Company declared a $0.02 semi-annual dividend and a special dividend of $0.06 per share, payable January 7, 2005 to common stockholders of record as of December 17, 2004.

There can be no assurance that the Company will be able to pay dividends, either regular or special, in the future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein has been derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-KSB. The data should be read in conjunction with the consolidated financial statements and notes thereto.  Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements and disclosures contained herein and throughout this Annual Report regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In such cases, we may use words such as "believe," "intend," "expect," "anticipate" and the like.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage; regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts; accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Restatement

In a prior year, the Company recorded the purchase and financing of certain equipment with an original value of $156, 050 and subsequently recognized interest and depreciation expense.  During the quarter ended February 29, 2004, it was determined that the equipment was never delivered, the related financing was never executed and the related transactions were recorded in error.  As a result, stockholders' equity and net income, as reflected in the financial statements as of and for the year ended November 30, 2003, has been restated.   The impact of this restatement was to increase the reported stockholders' equity by $182,163 and $130,798 as of November 30, 2003 and 2002, respectively, and increase the reported net income for the year ended November 30, 2003 by $51,365 or $0.01 per share.  The impact to the specific balances in the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the year ended November 30, 2003, as a result of the above adjustment is as follows.  The amounts previously reported are derived from the original Form 10-KSB for the year ended November 30, 2003 filed on February 27, 2004.

	As Previously Reported	As Restated
Balance Sheet Captions:
Property, plant and equipment, net	$ 310,085	$ 280,617
Accrued expenses and other current liabilities	604,532	548,951
Long-term debt net of current maturities	1,067,008	910,958
Accumulated deficit	$ (9,219,964)	$ (9,037,801)

Statement of Operations Captions:
Depreciation and amortization	$ 448,215	$ 413,165
Income from operations	699,192	734,242
Interest expense	(136,051)	(119,736)
Net income	$ 588,858	.$ 640,223
Net income per common share
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

GENERAL

The Company has 167 franchised and licensed units and 3 Company-owned stores  as of the end of 2004. Units in operation at the end of 2003 included 178 franchised and licensed units and 4 Company-owned stores.  System-wide revenues in 2004 were $50 million compared to $59 million in 2003.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of Company-owned stores and initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products  (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros and Mrs. Fields).

During 2004, even though revenue declined due to fewer Company-owned stores and slightly lower franchising revenues, the Company continued to control costs.  Company-owned store cost of sales was  33.1% as a percent of Company-owned revenues, the same as 2003; however, payroll went from $1,200,000 in 2003, or 40.0% of Company-owned store revenue, to $682,000, or 38.1% of revenue in 2004.   Total Company-owned store and Corporate selling, general and administrative expense ("SG&A") combined declined from $6,647,000, or 92.9% of revenue in 2003, to $4,999,000 or 87.6% in 2004.

YEAR 2004 COMPARED TO YEAR 2003

Total revenues from all sources decreased $1,450,000, or 20.3% to $5,708,000 in 2004 from $7,158,000 in the prior year primarily due to fewer store locations in 2004 than 2003.  Net sales at Company-owned stores decreased $1,209,000, or 40.3% to $1,793,000 in 2004, versus $3,001,000 in 2003. One Company-owned store location that closed in 2004 contributed $37,000 of revenue for 2004, versus $283,000 in 2003.  In addition  two stores, one sold and one closed in 2003, contributed $254,000 in revenue for that year. Wholesale sales decreased by $691,000 in 2004 as compared to 2003. A commissary location closed in 2004 contributed $187,000 of revenue in 2004 versus $733,000 in 2003.  In addition, another commissary that closed in 2003 contributed $107,000 in revenue during 2003.  Royalty revenue from franchise stores was down $199,000, or 7.8%, in 2004 as compared to 2003, primarily due to the closure of franchise locations in 2004.  Franchise fee revenue increased $21,000 to $431,000, or 5.0%, in 2004 versus $410,000 in 2003.  The Company opened 12 new franchise stores in both 2004 and 2003, however franchise fee revenue increased slightly due to more transfer fees received in 2004.  Licensing fees and other income decreased $62,000 in 2004 as compared to 2003.  In 2003 HMS Host contributed $102,000 of income versus none in 2004 because of the contract termination at the end of 2003.  (See Note 3 of the audited consolidated financial statements included herein.)  Deferred revenue decreased $23,000, to $50,000 in 2004, compared to $73,000 in 2003.   Licensing fees for cream cheese and coffee decreased $26,000 in 2004 versus 2003, offset by an increase in license fees from flour and muffin mix and par baked bagel sales of $24,000 in 2004 versus 2003.  Miscellaneous income increased $41,000 in 2004 compared to 2003 because of a $12,000 gain on assets sold versus a $29,000 loss in 2003 on assets sold.  Sublease rental income increased $18,000 and Sign Shop revenue increased $6,000 in 2004 versus 2003.

Food, beverage and paper costs incurred at Company-owned stores decreased $402,000 in 2004 to $596,000 compared to $998,000 in 2003.  As a percentage to net Company-owned store revenues, food, beverage and paper costs were 33.3% for 2004 and 2003. In 2004 store payrolls decreased $518,000 to $682,000, or 38.1% of revenue as compared to $1,200,000, or 40.0% in 2003.

Total Company-owned store and Corporate SG&A expense combined declined from $6,647,000, or 92.9% of revenue in 2003, to $4,999,000 or 87.6% in 2004.  There was a reduction in depreciation and amortization expense of $259,000 in 2004 compared to 2003, primarily because of a reduction in depreciable assets in 2004 for Company-owned store locations of $189,000 and a reduction in amortizable intangibles of $67,000.  Corporate payroll and payroll related expenses and occupancy expense increased $59,000 in 2004, to $1,574,000, from $1,515,000 in 2003. This increase was primarily due to a greater focus on franchise development and decreased payroll and overhead allocations to the Company-owned store segment as management spent more time on management, advertising and franchising matters, such as the corporate office move and franchise convention.  Management continued to focus on cost reduction, reducing costs in 2004 for advertising expense to $149,000 from $190,000 in 2003, professional fees to $214,000 from $242,000 in 2003 and travel expenses to $122,000 from $124,000 in 2003.  Because of management's continued effort to focus on collection and reduction of past due balances, the Company was able to reduce the bad debt expense in 2004 by $189,000 to a benefit (net of recoveries) of ($37,000) from expense of $152,000 in 2003. Other SG&A increased $74,000 to $601,346 in 2004 as compared to $527,000 in 2003.  There were various components of the Other SG&A, including expenses in 2004 for a franchise convention of $26,000, business taxes of $17,000, corporate move expenses of $13,000 and franchise compliance expenses of $8,000.  Other SG&A also included Sign Shop expenses which increased $22,000, to $137,000 in 2004 compared to $115,000 in 2003, and the loss on disposed assets which increased $12,000 to $14,000 in 2004 compared to $2,000 in 2003.  These increases in Other SG&A were offset by a decrease in business and employee insurance expense of $7,000, to $162,000 in 2004 compared to $169,000 in 2003 and office supplies and postage of $14,000 to $31,000 in 2004 from $45,000 in 2003.  On November 26, 2003, a termination of contract agreement was signed with HMS Host.  This termination agreement resulted in a gain, net of valuation fees, of $221,000 which included cash proceeds of $525,000, a $256,000 goodwill impairment and a loss on abandonment of assets of $46,000.  (See Note 3 of the audited consolidated financial statements included herein.)

Income from operations for the period ended November 30, 2004 was $709,000 as compared to $734,000 in 2003, which included the one time gain, net of valuation fees of $221,000 on the HMS Host contract termination.  Net interest expense decreased $37,000 to $57,000 during 2004, from $94,000 in 2003, primarily due to refinancing of debt at a lower interest rate and a decrease in outstanding debt.

Net income totaled $652,000, or 11.4% of revenue in 2004 as compared to $640,000, or 8.9% of revenue  in the prior year.

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $845,000 during 2004. Cash provided from operating activities principally represents net income of $652,000, plus depreciation and amortization of $159,000, a reduction in trade accounts receivable of $58,000, a reduction in restricted cash of $43,000, an increase in accrued liabilities of $51,000, a decrease in prepaid and other assets of $43,000, a decrease in inventories $13,000, an increase in accounts payable of $22,000, offset by a decrease in deferred revenue of ($115,000), a gain on sale and disposal of assets of ($2,000), a net benefit from recoveries of doubtful accounts of ($37,000) and a decrease in Marketing Fund obligations of ($43,000).  The net cash provided from operating activities totaled $1,669,000 during 2003. In 2003, cash provided from operating activities principally represented net income of $640,000, plus depreciation and amortization of $413,000, the gain on the HMS Host contract termination, net of valuation fees of ($221,000), the loss on sale of property and equipment of $1,000, the provision for uncollectible accounts of $152,000, a reduction in trade accounts receivable of $76,000, an increase in restricted cash of ($61,000), a reduction in  inventories of $24,000, and a decrease in Marketing Fund obligations of $16,000 and a decrease in accounts payable of ($72,000).

Cash provided from investing activities during 2004 totaled $27,000, and was provided from the sale of property and equipment of $50,000 and collection of notes receivable in the amount of $120,000, offset by new notes receivable of $26,000, less purchases of property and equipment of ($117,000).  Cash provided from investing activities during 2003 totaled $335,000, and was provided from the sale of property, equipment and assets held for resale of $142,000 and collection of notes receivable of $268,000, offset by purchases of property and equipment of ($36,000) and issuance of notes receivable of ($38,000)..

Financing activities used ($549,000) during 2004, due to the repayment of notes payable of ($1,005,000), the purchase of Treasury Stock in the amount of ($11,000) and the payment of stock dividends ($278,000), offset by proceeds of $724,000 received on a term loan from Associated Bank and the exercise of stock options in the amount of $20,000.  In 2003, financing activities used ($887,000) due to the repayment of notes payable of ($564,000), the  purchase of Treasury Stock in the amount of ($212,000) and the payment of stock dividends ($136,000), offset by the exercise of stock options in the amount of $24,000.

The Company has no financial covenants on any of its outstanding debt.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements, other than the lease commitments disclosed in Note 8 of the audited consolidated financial statements included herein.

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 of the audited consolidated financial statements included herein).  While all of the significant accounting policies impact the Company's Consolidated Financial Statements, some of the policies may be viewed to be more critical.  The more critical policies are those that are most important to the portrayal of the Company's financial condition and results of operation, and that require management's most difficult, subjective and/or complex judgments and estimates.   Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  The results of judgments and estimates form the basis for making judgments about the Company's value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.   Management believes the following are its' most critical accounting policies because they require more significant judgments and estimates in preparation of its' consolidated  financial statements.

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

The Company's intangible assets consist primarily of trademarks and goodwill.  Beginning in 2003, SFAS 142, "Goodwill and Other Intangible Assets" was adopted by the Company.  This requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company no longer amortizes goodwill or trademarks.  (See Note 2 of the audited consolidated financial statements included herein.)

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   Amounts due from franchisees represented approximately 56% of the receivable balance at November 30, 2004 and 2003.  The Company believes it has maintained  adequate reserves for doubtful accounts.  The Company reviews the collectibility of receivables periodically, taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2004, the Company has cumulative net operating loss carryforwards expiring between 2017 and 2021 for U.S. federal income tax purposes of approximately $7,273,000.  The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur.  A valuation allowance has been established for $2,684,000 at November 30, 2004 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.   (See Note 4 of the audited consolidated financial statements included herein.)

In prior years, the Company established a full valuation allowance because it believed there was uncertainty as to realization of the net operating loss carryforward deferred tax asset based on historical operating results.  The full valuation allowance still exists at the end of 2004 because the Company believes it is appropriate.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors' is included immediately following.

BAB, Inc.

Years Ended November 30, 2004 and 2003

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheet of BAB, Inc. as of November 30, 2004, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2-Restatement, the Company determined that the recording in a previous year for a purchase and financing of certain equipment was recorded in error.  As a result, the financial statements as of and for the year ended November 30, 2003 have been restated to correct this error.

/s/Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 20, 2005

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheet of BAB, Inc. as of November 30, 2003, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2003, and the results of its operations and its cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2-Restatement, the 2003 consolidated financial statements have been restated.

/s/Blackman Kallick Bartelstein LLP
Chicago, Illinois
January 17, 2004, except for Note 2 -Restatement as to which the date is as of April 14, 2004

BAB, Inc.
Consolidated Balance Sheets
November 30, 2004 and 2003
	2004	2003
		(restated)
Assets
Current Assets
Cash	$ 2,194,834	$ 1,872,435
Restricted Cash	321,605	364,658
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $83,914 in 2004 and $72,537 in 2003)	223,685	313,023
Marketing fund contributions receivable from franchisees and stores	64,406	90,423
Notes receivable (net of allowance for doubtful accounts of $17,293 in 2004 and $115,212 in 2003)	46,020	76,012
Inventories	64,107	77,462
Prepaid expenses and other current assets	113,255	167,236
Total Current Assets	3,027,912	2,961,249
Property, plant and equipment, net	228,629	280,617
Notes Receivable	69,192	64,993
Trademarks	763,666	763,666
Goodwill	3,542,772	3,542,772
Other (net of accumulated amortization of $284,173 in 2004 and $291,258 in 2003)	21,209	47,785
Total Noncurrent Assets	4,625,468	4,699,833
Total Assets	$ 7,653,380	$ 7,661,082

Liabilities and Stockholders' Equity
Current Liabilities	2004	2003
Current portion of long-term debt	$252,569	$333,888
Accounts payable	132,530	110,383
Accrued expenses and other current liabilities	600,269	548,951
Dividends payable	572,982	-
Unexpended marketing fund contributions	309,997	378,993
Deferred revenue	37,500	47,917
Deferred franchise fee revenue	140,000	230,000
Total Current Liabilities	2,045,847	1,650,132
Long-term debt net of current maturities	711,131	910,958
Deferred revenue	-	14,583
NonCurrent Liabilities	711,131	925,541
Total Liabilities	2,756,978	2,575,673
Commitments and Contingencies
Stockholders' equity (deficit)
Common stock ($.001 par value; 15,000,000 shares authorized; 8,232,939 and 7,969,403 shares issued, and 7,029,494 and 6,791,626 shares outstanding as of November 30, 2004 and November 30, 2003, respectively )	13,508,023	13,507,759
Additional paid-in capital	847,562	827,451
Treasury stock	(222,781)	(212,000)
Accumulated deficit	(9,236,402)	(9,037,801)
Total Stockholders' equity	4,896,402	5,085,409
Total Liabilities and Stockholders' Equity	$ 7,653,380	$ 7,661,082
See accompanying notes

BAB, Inc.
Consolidated Statements of Income
Years Ended November 30, 2004 and 2003

	2004	2003
		(restated)
Revenues
Net sales by Company-owned stores	$1,792,560	$3,001,218
Royalty fees from franchised stores	2,350,533	2,549,498
Franchise and area development fees	430,500	410,000
Licensing fees and other income	1,134,453	1,196,874
	5,708,046	7,157,590
Operating expenses
Food, beverage and paper costs	596,197	998,428
Store payroll and other operating expenses	1,625,303	2,484,475
Selling, general and administrative expenses:
Payroll related expenses	1,426,372	1,381,958
Occupancy	147,449	132,600
Advertising and promotion	149,033	189,725
Professional service fees	214,064	242,268
Travel expenses	122,338	124,328
Depreciation and amortization	153,720	413,165
Bad debt expense (net of recoveries)	(37,268)	152,265
Other	601,346	527,343
Other Operating (Income) Expense from Contract Termination:
Contract termination fee	-	(525,000)
Loss on impairment of goodwill	-	255,633
Loss on abandonment of assets	-	46,160
	4,998,554	6,423,348
Income from operations	$ 709,492	$ 734,242
Other income (expense)
Interest income	24,633	25,717
Interest expense	(81,849)	(119,736)
	(57,216)	(94,019)
Net Income	$652,276	$640,223

Net income per common share
Basic	$0.09	$0.09
Diluted	$0.09	$0.09

Shares used in computing per share amounts
Basic	6,962,401	7,067,472
Diluted	7,194,120	7,399,921

See accompanying notes

BAB, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended November 30, 2004 and 2003

	Common Stock		Additional Paid-in Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, November 30, 2002, as previously reported	7,524,452	13,507,327	803,276			$ (9,672,989)	4,637,614
Prior period adjustment (Note 2)	-	-	-	-	-	130,798	130,798
Balance, November 30, 2002 (Restated)	7,524,452	13,507,327	803,276			(9,542,191)	4,768,412
Stock options exercised	444,895	432	24,175				24,607
Purchase of treasury stock and other	56			(1,177,777)	(212,000)	-	(212,000)
Dividends paid						(135,833)	(135,833)
Net income (Restated)	-	-		-		640,223	640,223
Balance, November 30, 2003 (Restated)	7,969,403	13,507,759	827,451	(1,177,777)	(212,000)	(9,037,801)	5,085,409
Stock options exercised	263,536	264	20,111				20,375
Purchase of treasury stock				(25,668)	(10,781)		(10,781)
Dividends paid and accrued						(850,877)	(850,877)
Net income						652,276	652,276
Balance, November 30, 2004	8,232,939	$13,508,023	$847,562	(1,203,445)	$(222,781)	$(9,236,402)	$4,896,402

See accompanying notes

BAB, Inc.
Consolidated Statements of Cash Flows
Years Ended November 30, 2004 and 2003

	2004	2003
		(restated)
Cash flows from operating activities
Net Income	$ 652,276	$ 640,223
Depreciation and amortization	153,720	413,165
Proceeds on contract termination	-	525,000
Gain on termination of contract	-	(220,907)
Provision for doubtful accounts (net of recoveries)	(37,268)	152,265
Loss (gain) on sale or disposal of property and equipment	3,145	951
Changes in
Trade accounts receivable	58,293	75,932
Restricted cash	43,053	(60,541)
Marketing Fund contributions receivable from franchisees and stores	26,017	6,807
Inventories	13,355	23,662
Prepaid expenses and other assets	42,921	44,432
Accounts payable	22,147	(72,043)
Accrued expenses and other current liabilities	51,319	60,119
Deferred revenue	(115,000)	41,931
Unexpended Marketing Fund	(68,996)	(22,354)
Net cash provided by operating activities	844,982	1,608,642

Investing activities
Purchases of property and equipment	(117,140)	(36,300)
Proceeds from sale of property and equipment	49,897	141,700
Issuance of notes receivable	(25,972)	(38,022)
Proceeds from notes receivable	120,078	267,723
Net cash provided by investing activities	26,863	335,101

Financing activities
Proceeds from long term debt	723,700	-
Repayment of long-term debt	(1,004,845)	(563,708)
Purchase of treasury stock	(10,781)	(212,000)
Proceeds from exercise of stock options	20,375	24,607
Dividends paid	(277,895)	(135,833)
Net cash used in financing activities	(549,446)	(886,934)

Net increase in cash	322,399	1,056,809

Cash, beginning of year	1,872,435	815,626

Cash, end of year	$ 2,194,834	$ 1,872,435

Supplemental disclosure of cash flow information
Interest paid	$ 82,983	$ 110,003

Income taxes paid	$0	$0
Supplemental disclosure of noncash investing and financing activities:

    On November 2, 2004 a semi-annual $0.02 per share cash dividend and a special dividend of $0.06 per share was declared, payable January 7, 2005 to shareholders of record as of December 17, 2004.  This transaction was  recorded as a dividend payable in the amount of $572,982 at November 30, 2004.

See accompanying notes

BAB, Inc.
Notes to Consolidated Financial Statements
Years Ended November 30, 2004 and 2003

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licensed bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution, including under license agreements and through direct home delivery of specialty muffin gift baskets and coffee.

The Company has four wholly owned subsidiaries:  BAB Systems, Inc. (Systems); BAB Operations, Inc. (Operations); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "BAB"and "Brewster's coffee" concept stores, including one which currently serves as the franchise training facility.  Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores.  Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), a dormant company.  BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises "MFM" concept muffin stores.  The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. (See Note 7.)  The Company continues to operate one store with the Jacobs Bros. name.

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

Revenue Recognition

Systems royalty fees from franchised stores represent a fee of 5% of net sales of franchised units. Royalty revenues are recognized on the accrual basis.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

The Company derives a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and from the sale of coffee from a coffee bean roaster for the sale of BAB branded product to the licensed units noted below.   Stores which have been opened, and unopened stores for which a Franchise Agreement has been executed at November 30, 2004 and 2003, are as follows:

	2004	2003
Stores Opened
Company-owned	3	4
Franchisee-owned	162	173
Licensed	5	5
	170	182
Unopened stores
Franchise Agreement	4	9
	174	191

Segments

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  The Company's operations are within two reportable segments operating in the United States: Company-owned Store Operations and Franchise Operations.

Marketing Fund

Systems established a Marketing Fund (Fund) during 1994.   Franchisees and stores owned by the Company are required to contribute to the Fund based on their net sales.  The Fund also derives revenues from commissions paid by certain vendors on the sale of BAB licensed products to franchisees.

Cash

Bank deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  Deposits may from time to time exceed federally insured limits.  As of November 30, 2004 and 2003, the Fund cash balances, which are restricted, were $245,679 and $288,732, respectively.  Also included in restricted cash at both November 30, 2004 and 2003 is a $75,926 certificate of deposit that serves as collateral for a letter of credit for the new Corporate Office facility lease entered with IL-Corporate 500 Centre, L.L.C., as required by the lease.

Accounts Receivable

Receivables are carried at original invoice amount less estimates made for doubtful accounts. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding 90 days past the due date. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received.

Inventories

Inventories are valued at the lower of cost or market under the first-in, first-out (FIFO) method.

Property, Plant and Equipment

Leasehold improvements and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives for depreciation and amortization are 10 years or term of lease, if less, for leasehold improvements and 3 to 7 years for machinery, equipment and fixtures.  Maintenance and repairs are charged to expense as incurred.  Expenditures that materially extend the useful lives of assets are capitalized.

Goodwill and Other Intangible Assets

The Company’s intangible assets consist primarily of trademarks and goodwill. SFAS No. 142, "Goodwill and other Intangible Assets" was adopted beginning with the quarter ended February 29, 2003.  This requires that assets with indefinite lives no longer be amortized but instead be subject to annual impairment tests using a discounted cash flow model to determine the assets fair value.  The Company no longer amortizes goodwill or trademarks, but instead, the Company's intangible assets are tested annually for impairment.  No impairment has been recorded for the year ended November 30, 2004.  In 2003, the Company recorded an impairment of $255,633 related to a contract termination (see Note 3).

The net book value of intangible assets with definitive lives totaled $21,209 and $47,785 at November 30, 2004 and 2003, respectively.  The gross value of definitive lived intangible assets and their respective accumulated amortization are as follows:

Definitive Lived Intangible Assets	Original Cost	Accumulated Amortization as of November 30, 2004
Noncompete Agreement	$ 210,000	$ 210,000
Master Lease Origination Fees	95,382	74,173
Total	$ 305,382	$ 284,173

Definitive lived intangible assets are being amortized over their useful lives.  The Company recorded amortization expense for definitive lived intangible assets of $20,965 and $103,156 for years ended November 30, 2004 and 2003, respectively.  The estimated amortization expense on these intangible assets is as follows for November 30:

2005	$ 9,200
2006	9,200
2007	2,800
Total	$ 21,200

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $149,033 and $189,725 in 2004 and 2003, respectively.   Included in advertising expense was $66,384 and $63,666 in 2004 and 2003, respectively, related to the Company's franchise operations.

Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Under the Tax Reform Act of 1986, the benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  The Company has established a full valuation allowance on the aforementioned deferred tax assets due to the uncertainty of realization.  (See Note 4.)

Earnings Per Share

The Company computes earnings per share ("EPS") under SFAS No. 128, "Earnings per Share."  Basic net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.   Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

The computation of basic and diluted EPS is as follows:

	2004	2003
		(restated)
Numerator:
Net income attributable to common stockholders
	$ 652,276	.$ 640,223
Denominator:
Denominator for basic earnings per share - Weighted average shares
	6,962,401	7,067,472
Common stock equivalents
	231,719	332,449
Denominator for dilutive earnings per share - Weighted average shares
	7,194,120	7,399,921

Basic and diluted income per share	$0.09	$0.09

Stock Options

The Company uses the intrinsic method, as allowed by SFAS No. 123, " Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

Stock Warrants

Stock warrants granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such stock warrants on the date of the acquisition.

Fair Value of Financial Instruments

The carrying amounts of financial instruments including cash, accounts receivable, notes receivable, accounts payable and short-term debt approximate their fair values because of the relatively short maturity of these instruments.  The carrying value of long-term debt, including the current portion, approximated fair value based upon market prices for the same or similar instruments.

Restatement

In a prior year, the Company recorded the purchase and financing of certain equipment with an original value of $156, 050 and subsequently recognized interest and depreciation expense.  During the quarter ended February 29, 2004, it was determined that the equipment was never delivered, the related financing was never executed and the related transactions were recorded in error.  As a result, stockholders' equity and net income, as reflected in the financial statements as of and for the year ended November 30, 2003, has been restated.   The impact of this restatement was to increase the reported stockholders' equity by $182,163 and $130,798 as of November 30, 2003 and 2002, respectively, and increase the reported net income for the year ended November 30, 2003 by $51,365 or $0.01 per share.  The impact to the specific balances in the Consolidated Balance Sheet and Consolidated Statement of Income as of and for the year ended November 30, 2003, as a result of the above adjustment is as follows.  The amounts previously reported are derived from the original Form 10-KSB for the year ended November 30, 2003 filed on February 27, 2004.

	As Previously Reported	As Restated
Balance Sheet Captions:
Property, plant and equipment, net	$ 310,085	$ 280,617
Accrued expenses and other current liabilities	604,532	548,951
Long-term debt net of current maturities	1,067,008	910,958
Accumulated deficit	$ (9,219,964)	$ (9,037,801)

Statement of Operations Captions:
Depreciation and amortization	$ 448,215	$ 413,165
Income from operations	699,192	734,242
Interest expense	(136,051)	(119,736)
Net income	$ 588,858	.$ 640,223
Net income per common share
Basic	$0.08	$0.09
Diluted	$0.08	$0.09

Reclassification

Certain items in prior year financial statements have been reclassified to conform to the presentation used in 2004.

Recent Accounting Pronouncements

In December 2003, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2003 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of  SFAS No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  The enhanced disclosure provisions as defined by SFAS 148 are included in Note 7 of this report.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29."  This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment."  SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services.  In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company's period beginning December 1, 2005).  Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Note 3 - Contract Termination Fee

On November 26, 2003, the Company entered into a Settlement and Termination Agreement with HMS Host (HMS). HMS will no longer be restricted to carrying only BAB branded bagels at their airport locations. They may, at their discretion, continue to sell BAB branded product, but if so,  they will not be subject to a 3% royalty payment to the Company. HMS will  continue to purchase their BAB product from Modern Italian Bakery (Modern), and the Company will receive its' normal licensing  fee from Modern on this and all other BAB branded products that Modern sells.

The Company received $525,000 in cash from HMS for the contract termination. At the time of the contract termination, assets related to the HMS contract were equipment with a net book value of $17,102 and a definite lived asset and contract rights, with a net book value of $29,058.  In addition, as required by SFAS No. 142, goodwill was tested for impairment based on the reduction of future cash flows and a percentage of impairment was applied.  The impairment, which reduced the value of goodwill, was $255,633.  Expenses associated with determination of the goodwill impairment by a qualified firm were $2,300, leaving a gain on the contract termination of $220,907.

Note 4 - Income Taxes

The components of the income tax (benefit) provision are as follows:

	2004	2003
		(restated)
Federal income tax provision computed at federal statutory rate	$ 221,774	$ 217,676
State income taxes net of federal tax provision	31,427	28,371
Other adjustments	7,292	(14,044)
Change in valuation allowance	(258,444)	(48,444)
Utilization of net operating losses	(2,049)	(183,559)
Provision for Income Taxes	$ -	$ -

Deferred income tax assets (liabilities) are as follows:

	2004	2003
Deferred revenue	$ 68,902	$ 113,543
Deferred rent revenue	16,087	10,512
Marketing Fund net contributions	95,368	112,080
Allowance for doubtful accounts	32,574	28,157
Allowance for doubtful accounts -notes receivable	6,713	44,723
Accrued expenses	38,818	-
Net operating loss carryforwards	2,823,383	2,816,282
Other	4,985	-
Valuation allowance	(2,684,013)	(2,942,457)
Total Deferred Income Tax Assets	402,817	182,840
Depreciation and amortization	(401.284)	(179,036)
Franchise costs	(1,533)	(3,804)
Total Deferred Income Tax Liabilities	(402,817)	(182,840)
Total Net Deferred Tax Assets/Liabilities	$ -	$ -

As of November 30, 2004, the Company has net operating loss carryforwards expiring between 2017 and 2021 for U.S. federal income tax purposes of approximately $7,273,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company’s initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,684,013 and $2,942,457 as of November 30, 2004 and 2003, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets.

Note 5 - Long-Term Debt

Long-term debt consisted of the following:

	2004	2003
		(restated)
Bank note payable	$ 649,065	-
Note payable to Zanett, Inc.	-	$ 394,614
Notes payable to a finance company	-	516,452
Note payable to former stockholder	314,635	333,780
	963,700	1,244,846
Less current portion	(252,569)	(333,888)
Long-Term Debt, Net of Current Portion	$ 711,131	$ 910,958

On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provided for a term loan in the original amount of $723,700.  The term loan under the Bank Agreement is secured by substantially all of the assets of the Company and is to be repaid in monthly installments of $21,900, including interest at a rate of 5.5% per annum, with a final payment due July 1, 2007.  The balance of this note payable was $649,065 as of  November 30, 2004.

As of November 30, 2003, the Company was obligated to Zanett, Inc. (in the amount of $394,614) and a finance company (in the amount of $516,452).  The obligation to Zanett, Inc. bore interest at prime plus 2% and the obligation to the finance company bore interest at 11.3%.  The proceeds received from the Associated Bank loan described above were used to repay these loans in full on July 2, 2004.

On September 6, 2002, the Company signed a  note payable for a term of 15 years at 4.75% interest to a former stockholder in the original amount of $385,531, in exchange for the purchase of his 1,380,040 shares of BAB common stock. The balance of this note payable was $314,635 and $333,780 as of November 30, 2004 and 2003, respectively.

As of November 30, 2004, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2005	$ 252,569
2006	266,824
2007	192,740
2008	23,051
2009	24,146
Thereafter	204,370
Total	$ 963,700

Note 6 - Stockholders' Equity

In 2004, the Company purchased 25,668 shares of common stock from a previous member of the Board of Directors and in 2003 the Company purchased 1,177,777 shares of common stock from three stockholders.  The Company is holding these shares as treasury stock.

Semi-annual cash dividends of $0.02 per share of common stock were declared and paid during 2004.  The first cash dividend was declared on January 1, 2004, payable on February 2, 2004 to shareholders of record as of January 16, 2004.  The second cash dividend was declared on June 17, 2004, payable July 23, 2004 to shareholders of record as of July 2, 2004.  In 2003 a $0.02 per share cash dividend was paid August 26, 2003 to shareholders of record as of August 11, 2003.

On November 2, 2004 a semi-annual $0.02 per share cash dividend and a special dividend of $0.06 per share was declared, payable January 7, 2005 to shareholders of record as of December 17, 2004.  This transaction was recorded as a dividend payable in the amount of $572,982 at November 30, 2004.

Note 7 - Stock Options and Warrants

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

Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over three years.   The options granted are exercisable within a 10 year period from the date of grant.   All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through December 2, 2013.  Range of exercise prices of options granted as of November 30, 2004 are $0.048 to $0.60.

Activity under the Plan during the two years ended November 30, is as follows:

	2004		2003
	Options	Weighted Average exercise price	Options	Weighted Average exercise price
Options outstanding at beginning of year	413,772	$0.065	586,000	$0.055
Granted	115,000	0.506	300,000	0.069
Forfeited	(6,750)	0.065	(27,333)	0.056
Exercised	(263,536)	0.077	(444,895)	0.055
Outstanding at end of year	258,486	$0.246	413,772	$0.065

Options Outstanding				Options Exercisable
Range of exercise prices	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price
$0.063 -$0.069	60,002	7.5	$0.065	13,334	$0.063
$0.065 - $0.073	93,484	8.0	$0.069	4,899	$0.065
$0.46 - $0.51	85,000	9.0	$0.484	10,000	$0.46
$0.60	20,000	9.6	$0.60	20,000	$0.60
	258,486		$0.246	48,233	$0.368

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation."   Accordingly, no employee compensation expense has been recognized for the Plan in the financial statements.  Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS No. 123, net earnings would have been reduced by $25,987 in 2004 and $8,832 in 2003 based on the Black-Scholes option-pricing model.  The Company's net income and net income per share for 2004 and 2003 would have been as follows:

	2004	2003
Pro forma impact of fair value method		(as restated)
Reported net income	$ 652,276	$ 640,223
Less: fair value impact of employee stock compensation	(25,987)	(8,832)
Pro forma net income	$ 626,289	$ 631,391
Earnings per common share
Basic and diluted - as reported	$0.09	$0.09
Basic and diluted - pro forma	$0.09	$0.09
Weighted average Black-Scholes fair value assumptions
Risk free interest rate	3.05%	4.07%
Expected life	3.0 yrs	4.5 yrs
Expected volatility	1.647%	5.94%
Expected dividend yield	7.0%	---

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

Note 8 - Commitments

The Company rents its Corporate Office and Company-owned store facilities under leases, which require it to pay real estate taxes, insurance and general repairs and maintenance. Rent expense for the years ended November 30, 2004 and November 30, 2003 was $272,893 and $565,997, net of sublease income of $163,938 and $210,364, respectively.  Monthly rent is recorded on a straight-lined basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2004, future minimum annual rental commitments under leases, net of sublease income of  $133,979 in 2005 and $122,367 in 2006 are as follows:

Year Ending November 30::
2005	$ 218,543
2006	122,367
2007	103,464
2008	89,345
2009	101,047
Thereafter	131,097
Total	$ 765,863

The Company has been named in a lawsuit regarding obligations of two franchisees for past due rent at a franchised location in Wisconsin.   The Company expects to settle this claim and pay approximately $120,000 in March 2005.  The Company expects the original franchisee to the lease to pay the Company $25,000, $10,000 in March 2005 and the balance via monthly payments on a note that runs through the life of their franchise agreement, August 2009.  And as such, the Company has included $100,000 in accrued expenses and other current liabilities as of November 30, 2004.

Note 9 - Related Party Transactions

Michael K. Murtaugh, the Company's Vice President and General Counsel, was the sole stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois.   A note receivable owed by Bagel One, Inc. to Systems,  guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing 9% interest,  had an outstanding balance of $6,244, and $13,288 as of November 30, 2004 and 2003, respectively.  There are no payments in arrears.  Interest income recognized and received by Systems amounted to $907 and $1,490 in 2004 and 2003, respectively.

Note 10 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems so as to reflect a truer segment income stream and asset relationship as the business has changed focus to the franchise division.

The following tables present segment information for the years ended November 30, 2004 and 2003:

	Net Revenues		Operating Income (Loss)
	2004	2003	2004	2003
		(restated)		(restated)
Company Store Operations	$ 2,241,699	$ 3,376,695	$ (918,338)	$(1,414,230)
Franchise Operations and Licensing Fees	3,466,347	3,780,895	1,764,902	2,129,291
Contract Termination Fee	-	-	-	525,000
Impairment	-	-	-	(255,633)
	$ 5,708,046	$ 7,157,590	$ 846,564	$ 984,428
Corporate Expenses			(137,072)	(250,186)
Interest Expense, Net of Interest Income			(57,216)	(94,019)
Net Income			$ 652,276	$ 640,223

Operating Segment Data
	Identifiable Assets	Capital Expenditures	Depreciation and Amortization
Year ended November 30, 2004
Company store operations	$ 286,292	$ 7,739	$ 120,167
Franchise operations other than goodwill	430,955	109,401	33,553
Goodwill and Other Indefinite Lived Intangible Assets	4,306,439	-	-
	$ 5,023,686	$ 117,140	$ 153,720

Year Ended November 30, 2003 (restated)
Company store operations	$ 586,048	$ 21,257	$ 379,392
Franchise operations	364,266	15,043	68,823
Goodwill and Other Indefinite Lived Intangible Assets	4,306,439	-	-
	$ 5,256,753	$ 36,300	$ 448,215

Reconciliation to Total Assets as Reported
	2004	2003
Assets - Total reportable segments - Identifiable assets	$ 5,023,686	$ 5,256,753

Unallocated amounts
Cash	2,516,439	2,237,093
Prepaid expenses and other current assets	113,255	167,236
Total Consolidated Assets	$ 7,653,380	$ 7,661,082

There were no sales to any individual customer during either year in the two-year period ended November 30, 2004 that represented 10% or more of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective June 7, 2004, the Company engaged Altschuler, Melvoin & Glasser LLP and dismissed Blackman Kallick Bartelstein LLP as the principal accountants of the Company and its subsidiaries for the year ended November 30, 2004.  In connection with the audit of the most recent year preceding such engagement, there have been no disagreements with the former accountants, Blackman Kallick Bartelstein LLP, on any matter of accounting principals or practices, financial statement disclosures or auditing scope or procedure, if not resolved to their satisfaction, would have caused them to make reference to the subject matter in their opinion.  The report of Blackman Kallick Bartelstein LLP on the consolidated financial statement of the Company as of and for the year ended November 30, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not modified as to uncertainty, audit scope, accounting principles of any other matter.

ITEM 8A. CONTROLS AND PROCEDURES

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2004.

CODE OF ETHICS

BAB, Inc.
Code of Ethics
November 30, 2004

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

The SFO have a conflict when their personal interests, relationships or activities, or those of a member of their immediate family, interfere or conflict, or even appear to interfere or conflict, with the company's interests.  A conflict of interest prevents one from acting objectively with the Company's best interests in mind, or prevents one from exercising sound, ethical business judgment.

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

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2004, 2003 and 2002 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Annual Compensation	Long Term Compensation
	Awards	Payouts
Name and Principal Position	Year Ended 11/30	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options/ SARS (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael W. Evans President and CEO	2004 2003 2002	221,209 211,750 192,500	39,600 20,000 10,000	-- -- --	-- -- --	20,000 80,000 120,000	-- -- --	-- -- --

Michael K. Murtaugh Vice President and General Counsel	2004 2003 2002	165,906 157,300 143,000	29,700 20,000 10,000	-- -- --	-- -- --	20,000 80,000 120,000	-- -- --	-- -- --

Jeffrey M. Gorden Chief Financial Officer	2003 2002 2002	121,919 116,443 112,369	5,000 6,000	--	--	5,500 20,668 43,332	--	--

John J. Bracken Vice President Operations	2004 2003 2002	106,694 103,058 100,134	3,000 1,000	--	--	3,000 20,668 43,332	--	--

Stock options were issued at fair market value on the issue date to officers owning less than 10% of the Company stock and 110% of fair market value at issue date to those officers having a 10% or greater ownership of Company stock and all options expire 10 years after date of grant.  Options issued during 2004 were issued on December 2, 2003 with a fair market issue price of $0.46 and vests as follows: 1/3 in 12 months, 1/3 24 months and 1/3 in 36 months from the issue date.  Options issued to the above officers totaled 48,500 or 42.2% of options granted in 2004.   Options issued in 2003 consisted of grants to Officers totaling 201,336, or 67.1% of total options granted in 2003.  The fair market issue price was $0.065 and vested as follows: 1/3 immediate, 1/3 in 12 months and 1/3 in 24 months.  The options issued in 2002 consisted of grants totaling 326,664 options, or 54.4% of total options granted.  The options issued December 19, 2001 have a fair market exercise price of $0.0475 and vest immediately.  The options issued May 23, 2002 have a fair market exercise price of $0.0625 and  vest as follows:  1/3 immediate, 1/3 in 12 months and 1/3 in 24 months.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of February 19, 2004 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 18, 2005 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.   All shares have been adjusted for a 4:1 stock dividend as of January 20, 2003.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,825,773 (1)	39.4
Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,748,449 (1) (2)	38.3
Holdings Investments, LLC 220 DeWindt Road Winnetka, IL 60093	2,096,195 (1)(3)	29.2
Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	71,168	0.1
John J. Bracken 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	62,461(4)	0.1
Steven G. Feldman 750 Estate Drive, Suite104 Deerfield, IL 60015	20,000 (5)	*
James A. Lentz 1415 College Lane South Wheaton, IL 60187	10,000	*
All executive officers and directors as a group (6 persons)	3,641,656 (1)(2)(3)(4)(5)	50.8

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
  Includes 2,800 shares held by 401 (k) trust.
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

Executive Officers and Directors

Michael K. Murtaugh, the Company's Vice President and General Counsel, was the sole stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois.   A note receivable owed by Bagel One, Inc. to Systems, guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing a 9% interest, had an outstanding balance at November 30, 2004 of $6,244 and there are no payments in arrears.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K

1/14/05  On November 2, 2004 BAB, Inc. Board of Directors approved a $0.02 per share semi-annual cash dividend and a $0.06 per share special dividend to common stockholders.  The dividend is payable January 7, 2005 to stockholders of record as of December 17, 2004.

6/18/04  On June 17, 2004 BAB, Inc. Board of Directors declared a semi-annual cash dividend of $0.02 per share of common stock, payable July 23, 2004 to stockholders of record as of July 2, 2004.

6/14/04 Effective  June 7, 2004 BAB, Inc Board of Directors, following a recommendation made by the Audit Committee, engaged Altschuler, Melvoin & Glasser, LLP and dismissed Blackman Kallick, Bartelstein LLP as the principal accountants of the Company and its subsidiaries for the year ended November 30, 2004.

1/4/04  On January 5, 2004, BAB, Inc. Board of Directors declared a semi-annual cash dividend of  $0.02 per share of common stock February 2, 2004 to stockholders of record as of January 16, 2004.

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[ii] Incorporated by reference to the Company's Registration Statement on Form 10-SB/A filed October 12, 2000 (Commission File No. 0-31555)

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors, upon recommendation of the Audit Committee, appointed the firm Altschuler, Melvoin & Glasser LLP ("AM&G") certified public accountants for 2004 beginning with the quarter ended May 31, 2004.

AM&G has a continuing relationship with American Express Tax and Business Services, Inc. (TBS) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services.  As a result of this arrangement, AM&G has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G.  AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees billed for professional audit services rendered amounted to $12,000 during the year ended November 30, 2004.

Tax compliance services were provided by TBS for which fees amounted to $0 during the year ended November 30, 2004.

During the year ended November 30, 2004, AM&G and TBS did not perform any management consulting services for the Company.

Previous to the engagement of AM&G, Blackman Kallick Bartelstein LLP ("Blackman Kallick") served the Company as certified public accountants.  Fees billed for professional audit services rendered amounted to $82,000 and $78,000 during the years ended November 30, 2004 and 2003, respectively.   Fees billed for tax compliance services rendered amounted to $18,000 and $23,000.   During the years ended November 30, 2004 and 2003, Blackman Kallick did not perform any management consulting services for the Company.

Preapproval of Policies and Procedures by Audit Committee

The accountants provide a quote for services to the audit committee before work begins for the fiscal year.  After discussion the audit committee then makes recommendations to the board on whether to accept the proposal.

Percentage of Services Approved by Audit Committee

All services were approved by the audit committee

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

Dated: February 28, 2005
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

Dated: February 28, 2005
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 28, 2005
/s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 28, 2005
/s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 28, 2005
/s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 28, 2005
/s/ James A. Lentz
James A. Lentz, Director

Exhibit 21.1	SUBSIDIARIES OF BAB, INC.

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation

February 28, 2005
CHICAGO, ILLINOIS

/s/ Altschuler, Melvoin and Glasser LLP

Exhibit 31.1

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BAB, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, February 28, 2005

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of BAB, Inc. (the "Company") on Form 10-KSB for the period ended November 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, February 28, 2005

Exhibit 32.1

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-KSB for the period ended November 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  February 28, 2005                                                                        By:          /s/  MICHAEL W. EVANS

 Michael W. Evans, Chief Executive Officer

Exhibit 32.2

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-KSB for the period ended November 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  February 28, 2005                                                               By:          /s/ JEFFREY M. GORDEN

 Jeffrey M. Gorden, Chief Financial Officer