Form 10QSB
period 2005-02-28
BAB INC
filed 2005-04-13
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  April 8, 2005,  BAB, Inc. had : 7,162,278 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

February 28, 2005

(Unaudited)

ASSETS
Current Assets
Cash	$ 1,706,419
Restricted Cash	283,655
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $87,772)	203,004
Marketing Fund contributions receivable from franchisees and stores	64,937
Notes receivable (net of allowance for doubtful accounts of $635)	39,285
Inventories	72,369
Prepaid expenses and other current assets	139,564
--------------
Total Current Assets	2,509,233
--------------
Property and equipment, net of accumulated depreciation of $847,597	209,720
Long-term notes receivable	64,383
Trademarks	763,666
Goodwill	3,542,772
Other, net of accumulated amortization of $286,462	18,920
----------------
Total Noncurrent Assets	4,599,461
----------------
Total Assets	$ 7,108,694
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$ 255,853
Accounts payable	88,578
Accrued expenses and other current liabilities	528,250
Unexpended Marketing Fund contributions	274,408
Deferred franchise fee revenue	232,500
Deferred revenue	58,251
--------------
Total Current Liabilities	1,437,840
--------------
Noncurrent Liabilities
Long-term debt, net of current maturities	651,002
--------------
Total Noncurrent Liabilities	651,002
--------------
Total Liabilities	2,088,842
--------------
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	13,508,155
Additional paid-in capital	867,898
Treasury stock	(222,781)
Accumulated deficit	(9,133,420)
----------------
Total Stockholders' Equity	5,019,852
----------------
Total Liabilities and Stockholders' Equity	$ 7,108,694
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended
	February 28, 2005	February 29, 2004
REVENUES
Net sales by Company-owned stores	$ 345,338	$ 575,211
Royalty fees from franchised stores	540,896	555,302
Franchise fees	30,000	27,500
Licensing fees and other income	287,330	290,190
	------------	------------
Total Revenues	1,203,564	1,448,203
	------------	------------
OPERATING EXPENSES
Food, beverage and paper costs	117,416	185,307
Store payroll and other operating expenses	286,100	489,896
Selling, general, and administrative expenses:
Payroll-related expenses	336,935	332,913
Occupancy	33,688	42,032
Advertising and promotion	41,243	37,195
Professional service fees	53,120	60,692
Travel expenses	20,339	17,522
Depreciation and amortization	21,199	63,779
Bad debt expense (net of recoveries)	12,000	13,200
Other	168,912	127,804
	------------	------------
Total Operating Expenses	1,090,952	1,370,340
	------------	------------
Income from operations	112,612	77,863
Other income (expense)	--	1,000
Interest income	2,520	2,979
Interest expense	(12,149)	(25,287)
	------------	------------
Net Income	$ 102,983	$ 56,555
Net Income per share - Basic and Diluted	$0.01	$ 0.01
	------------	------------
Weighted average number of shares outstanding - Basic	7,150,603	6,833,304
Weighted average number of shares outstanding - Diluted	7,308,929	7,133,267
Cash dividends per share	$0.08	$ 0.02
	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	3 months ended
	February 28, 2005	February 29, 2004
Cash Flows from Operating Activities
Net Income	$ 102,983	$ 56,555
Depreciation and amortization	21,199	63,779
Provision for doubtful accounts (net of recoveries)	12,000	13,200
Loss/(Gain) on sale or disposal of property and equipment	--	9,262
(Increase) decrease in:
Trade accounts receivable	8,681	(14,030)
Restricted cash	37,950	50,809
Marketing Fund contributions receivable	(531)	(6,286)
Inventories	(8,262)	14,126
Prepaid expenses and other assets	(26,308)	3,383
Increase (decrease) in
Accounts payable	(43,952)	(2,803)
Accrued expenses and other current liabilities	(72,020)	(172,762)
Deferred revenue	113,251	37,500
Unexpended Marketing Fund contributions	(35,589)	(44,303)
Total Adjustments	6,419	(48,125)
	----------------	---------------
Net Cash Provided by Operating Activities	109,402	8,430

Cash Flows from Investing Activities
Collection of notes receivable	11,543	26,637
Purchases of property and equipment	--	(4,139)
Proceeds from sale of property and equipment	--	2,500
Net Cash Provided by Investing Activities	11,543	24,998

Cash Flows from Financing Activities
Repayment of long-term debt	(56,847)	(141,168)
Dividends paid	(572,982)	(137,316)
Purchase common stock for treasury	--	(10,781)
Proceeds from exercise of stock options	20,469	6,244
Net Cash Used in Financing Activities	(609,360)	(283,021)
	------------	------------
Net Decrease in Cash	(488,415)	(249,593)

Cash, Beginning of Year	2,194,834	1,872,435

Cash, End of First Quarter	$ 1,706,419	$ 1,622,842
	========	========
Supplemental disclosure of cash flow information:
Interest paid	$ 8,399	$ 20,015
	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licensed bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution, including license agreements and direct home delivery of specialty muffin gift baskets and coffee.

The Company has four wholly owned subsidiaries:  BAB Systems, Inc. (Systems); BAB Operations, Inc. (Operations); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM).  Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores.  Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), a dormant company.   Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "BAB"and "Brewster's coffee" concept stores, including one which currently serves as the franchise training facility.   BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores.  MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "MFM" concept muffin stores.  The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. (See Note 7 in 10-KSB filed 2/28/05.)  The Company continues to operate one store with the Jacobs Bros. name.

Stores purchased are operated as Company-owned units for a period of time prior to the ultimate resale as a franchised unit.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2004 which was filed February 28, 2005.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which have been opened or are under development at February 28, 2005 are as follows:

Stores opened:
Company-owned	3
Franchisees	149
Licensed	5
Under Development	8
----
Total	165

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended
	February 28, 2005	February 29, 2004

Numerator
Net income available to common shareholders	$ 102,983	$ 56,555

Denominator:
Weighted average outstanding shares - Basic	7,150,603	6,833,304
Earnings per share - Basic	$0.01	$ 0.01
Effect of dilutive common stock equivalent shares - from stock options outstanding	158,326	299,963
Weighted average outstanding shares - Diluted	7,308,929	7,133,267
Earnings per share - Diluted	$0.01	$ 0.01

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

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this Plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the Plan total 1,400,000.  As of February 28, 2005, 1,090,000 options have been issued to directors, officers and employees in 6 separate grants.   Of these 1,090,000 options granted, 34,583 have expired due to forfeiture and 855,215 options have been exercised as of February 28, 2005.

	3 months ended
	February 28, 2005	February 29, 2004
	Options	Options
Options Outstanding at beginning of year	258,486	413,772
Granted	75,000	95,000
Forfeited	(500)	--
Exercised	(132,784)	(99,934)
Options Outstanding at end of period	200,202	408,838

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.    The  pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis is presented in Note 11 of the Company's audited financial statements presented in the 10-KSB filed February 28, 2005.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 required increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS Statement No. 123, net earnings would have been reduced by $5,650 for the 3 months ended February 28, 2005 and $4,480 for the 3 months ended February 29, 2004 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

3 months ended
	February 28, 2005	February 29, 2004
Pro forma impact of fair value method
Reported net income	$ 102,983	$ 56,555
Less: fair value impact of employee stock compensation	(5,650)	(4,480)
Pro forma net income	$ 97,333	$ 52,075
Earnings per common share
Basic and diluted - as reported	$ 0.01	$ 0.01
Basic and diluted- pro forma	$ 0.01	$ 0.01
Weighted average Black -Scholes fair value assumptions (new options issued)
Risk free interest rate	3.71%	4.54%
Expected life	6.0 yrs	5.0 yrs
Expected volatility	1.530	4.037
Expected dividend yield	5.0%	8.7%

  6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its annual goodwill impairment assessment during the first quarter ended February 28, 2005, and it indicated no impairment of goodwill.

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,382, totaled $18,920, net of accumulated amortization expense of $76,462,  as of February 28, 2005.

Amortization expense of intangible assets with a definitive life for the first three months ended February 28, 2005 was $2,300.  The estimated amortization expense on these intangible assets is $9,200 in 2005 and 2006 and $2,800 in 2007.

7. Commitments and Contingencies

The Company, who was originally a party to this particular lease, was named in a lawsuit regarding obligations of two franchisees for past due rent at a franchised location in Wisconsin.  As of March 2005, the Company has settled this claim and paid $120,000.   The Company expects the original franchisee to the lease to pay the Company $25,000, $10,000 in April 2005 and on a note for $15,000 that runs through the life of their franchise agreement.  The Company has included $100,000 in accrued expenses and other current liabilities as of February 28, 2005.

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

General

The Company was started in November 1992, and includes 3 Company-owned stores and 154 franchised and licensed units at February 28, 2005.  Units in operation at February 29, 2004 included 3 Company-owned stores and 160 franchised and licensed units.  System-wide revenues in the three months ended February 28, 2005 were $11.5 million as compared to February 29, 2004 which were $12.0 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, from the operation of Company-owned stores and receipt of franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), licensing contracts, and by directly entering into licensing agreements (Kohr Bros and Mrs. Fields Famous Brands).

The Company continues to focus on franchising, adding one marketing employee in the last Quarter of 2004 to assist the franchisees with marketing and sales growth.  At February 28, 2005, the Company had 22 employees at the corporate level, including 1 part-time, to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 21employees, including 1 part-time, at February 29, 2004.

Results of Operations

Three months Ended February 28, 2005 versus Three Months Ended February 29, 2004.

In the three months ended February 28, 2005, the Company reported net income of $103,000 versus net income of $57,000 for the same period in 2004.  Total revenues decreased by $245,000 for the three months ended February 29, 2005, as compared to the same period in 2004, due to a decrease in Company-owned store revenues of $230,000, a decrease in royalty revenue of $14,000 and a decrease in licensing fee and other income of $3,000, offset by an increase in franchise fee revenue of $2,000.

The primary factors contributing to the decrease of $230,000 in revenues for Company-owned stores for the first quarter 2005 as compared to same period 2004 was a $37,000 decrease in revenue relating to stores sold or closed during 2004, and a $165,000 decrease in wholesale revenues from commissary locations closed during 2004.  In addition, sales for the Company-owned stores decreased $14,000, and wholesale for the current operating locations decreased $14,000 in the first quarter of 2005 as compared to same period 2004.  The decrease in wholesale revenue was part of management's continuing efforts to eliminate sales to less profitable customers and transferring wholesale business to franchisees equipped to handle wholesale customers.

Licensing fee and other revenue decreased by $3,000 in the first quarter of 2005 as compared to same period 2004.  This decrease in 2005 revenues was the result of a decrease in license revenues of $23,000, a decrease in rental income of $5,000, offset by a $4,000 loss on sale and closure of Company-owned locations in 2004, versus no losses in the first quarter of 2005, and by a gain in Operations Sign Shop revenue of $21,000.

Royalty revenue was down $14,000 for the three months ended February 28, 2005, as compared to the three months ended February 29, 2004.  The decrease in royalty revenue was primarily due to the closure of franchise locations.  The Company had 155 franchise locations at February 29, 2004 as compared to 149 locations at February 28, 2005.  Franchise fee revenues increased by $2,000 in comparison to 2004.  There were 3 transfers, a default and an early termination fee that totaled $30,000 in the first quarter 2005 versus 6 transfers totaling $28,000 in 2004.

Company-owned store food, beverage and paper costs decreased $68,000, or 36.6%, in the first quarter of 2005 as compared to the same period 2004.   Company-owned closed locations were responsible for $51,000 of the decrease, with an additional $17,000 decrease resulting from current stores.  Under management's continued effort to reduce costs, cost of goods sold for stores opened for the 3 months of 2005 decreased as a percentage of sales to 34.0% versus 35.9% for the same period 2004.  Payroll and all other direct store expenses decreased $204,000, and were 82.9% of Company-owned store revenues for the three months ended February 28, 2005, versus 85.2% for the same period 2004.

Total Company operating expenses were $1,091,000, or 90.6% of revenues in the first quarter 2005 versus $1,370,000, or 94.6%, in 2004.  Operating expenses decreased $279,000, or 20.4%, for the three months ended February 28, 2005 as compared to the same period 2004.  With the close of the first quarter of 2005, the Company has had 14 consecutive profitable quarters.  Management continues to focus its energies on improving profitability by controlling costs and reducing Company-owned operations.

Interest expense decreased $13,000 in the first quarter 2005, compared to the same period 2004, because of lower total outstanding debt, and the fact that the Company refinanced two notes totaling $724,00 in July 2004 with one note at a lower interest rate.  (See note 4, Long Term Debt).

Net income per share as reported for basic and diluted outstanding shares for the three months ended February 28, 2005 and February 29, 2004 is $0.01.

Liquidity and Capital Resources

The net cash provided from operating activities totaled $109,000 for the three months ended February 28, 2005, versus cash provided from operating activities of $8,000 for the same period 2004. Cash provided from operating activities principally represents net income of $103,000, plus depreciation and amortization of $21,000, a reduction in restricted cash of $38,000 and a provision for uncollectible accounts of $12,000.  Sources of funds were provided by a reduction in trade accounts receivable of $9,000 and a decrease in deferred revenue of $113,000. The cash provided was reduced by an increase in inventories of ($8,000), an increase in prepaid expenses of ($26,000), a decrease in accounts payable of ($44,000), a decrease in accrued liabilities and professional services of ($72,000) and a decrease in net National Marketing Fund obligations of ($37,000).

Cash provided from investing activities during the first quarter of 2005 totaled $12,000, and was provided by collection of notes receivable.  Cash provided from investing activities during 2004 totaled $25,000, and was provided from the sale of property and equipment $3,000 and collection of notes receivable of $27,000, offset by purchases of property and equipment of $4,000.

Financing activities used $609,000 during the first quarter of  2005, due to the repayment of notes payable of $57,000 and the payment of cash dividends $573,000, offset by proceeds from the exercise of stock options in the amount of $20,000.  In fiscal 2004 for this same period, financing activities used $283,000 due to repayment of notes payable of $141,000, repurchase of common stock for Treasury Stock of $11,000 and payment of cash dividends of $137,000, offset by proceeds from the exercise of stock options in the amount of $6,000.

The Company has no financial covenants on any of its outstanding debt.

New Accounting Standards

In December 2003, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2003 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of  SFAS No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  The enhanced disclosure provisions as defined by SFAS 148 are included in Note 5 of this report.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29."  This statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment."  SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services.  In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value.  This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company's period beginning December 1, 2005).  Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004, filed with the Securities and Exchange Commission on February 28, 2005.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2005.

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

There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the 90-day evaluation period.  As a result, no corrective actions were required or undertaken.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company, who was originally a party to this particular lease,  was named in a lawsuit regarding obligations of two franchisees for past due rent at a franchised location in Wisconsin.  As of March 2005, the Company has settled this claim and paid $120,000.   The Company expects the original franchisee to the lease to pay the Company $25,000, $10,000 in April 2005 and on a note for $15,000 that runs through the life of their franchise agreement.  The Company has included $100,000 in accrued expenses and other current liabilities as of February 28, 2005.

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

1/14/05   On November 2, 2004, BAB, Inc. announced that  its Board of Directors approved a $0.02 per share semi-annual cash dividend and a $0.06 per share special dividend to common stockholders.  The dividend is payable January 7, 2005 to stockholders of record as of December 17, 2004.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 12, 2005	/s/ JEFFREY M. GORDEN
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

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, April 12, 2005

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

  /s/ Jeffrey M. Gorden

  Jeffrey M. Gorden, Chief Financial Officer, April 12, 2005

  Exhibit 32.1

  BAB, Inc

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

  AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

  Date:  April 12, 2005                                                                                                                                     By:        /s/  MICHAEL W. EVANS

           Michael W. Evans,  Chief Executive Officer

  Exhibit 32.2

  CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

  AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

  In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended February 28, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

    The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
    The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

  Date:  April 12, 2005                                                                                                                                      By:       /s/ JEFFREY M. GORDEN

       Jeffrey M. Gorden,   Chief Financial Officer