Form 10QSB
period 2005-05-31
BAB INC
filed 2005-07-14
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  July 08, 2005, BAB, Inc. had : 7,208,946 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

May 31, 2005

(Unaudited)

ASSETS
Current assets
Cash	$ 1,848,648
Restricted Cash	253,102
Receivables
Trade accounts receivable ( net of allowance for doubtful accounts of $97,047)	202,709
Marketing Fund contributions receivable from franchisees and stores	61,791
Notes receivable (net of allowance for doubtful accounts of $635)	37,844
Inventories	83,052
Prepaid expenses and other current assets	118,268
--------------
Total current assets	2,605,414
--------------
Property and equipment ( net of accumulated depreciation of $866,511)	192,343
Long-term notes receivable	52,003
Trademarks	763,666
Goodwill	3,542,772
Other (net of accumulated amortization of $288,751)	16,631
----------------
Total Assets	$ 7,172,829
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 261,024
Accounts payable	80,461
Accrued expenses and other current liabilities	447,822
Unexpended Marketing Fund contributions	238,931
Dividends Payable	144,179
Deferred franchise fee revenue	210,000
Deferred revenue	19,496
--------------
Total current liabilities	1,401,913
--------------
Noncurrent liabilities
Long-term debt (net of portion included in current liabilities)	587,914
Deferred revenue	24,506
--------------
Total noncurrent liabilities	612,420
--------------
Total Liabilities	2,014,333
--------------
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	13,508,201
Additional paid-in capital	870,935
Treasury stock	(222,781)
Accumulated deficit	(8,997,859)
----------------
Total stockholders' equity	5,158,496
----------------
Total Liabilities and Stockholders' Equity	$ 7,172,829
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		6 months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
REVENUES
Net sales by Company-owned stores	$ 399,690	$ 433,369	$ 745,028	$ 1,008,580
Royalty fees from franchised stores	581,216	598,913	1,122,112	1,154,215
Franchise fees	77,500	120,945	107,500	148,445
Licensing fees and other income	386,271	280,375	673,601	570,566
	------------	------------	------------	------------
TOTAL REVENUES	1,444,677	1,433,602	2,648,241	2,881,806
	------------	------------	------------	------------
OPERATING EXPENSES
Food, beverage and paper costs	134,886	147,160	252,302	332,466
Store payroll and other operating expenses	336,548	422,957	622,648	919,492
Selling, general and administrative expenses:
Payroll-related expenses	340,118	336,804	677,053	669,717
Occupancy	29,989	41,202	63,677	83,234
Advertising and promotion	42,054	42,950	83,297	80,145
Professional service fees	55,264	60,495	108,384	121,187
Travel expenses	27,723	15,696	48,062	33,218
Depreciation and amortization	21,203	41,222	42,402	105,001
Bad debt expense (net of recoveries)	12,000	13,200	24,000	26,400
Other	155,457	145,066	324,369	260,922
	------------	------------	------------	------------
Total Operating Expenses	1,155,242	1,266,752	2,246,194	2,631,782
	------------	------------	------------	------------
Income from Operations	289,435	166,850	402,047	250,024
Other income (expense)	0	1,900		(2,410)
Interest income	1,822	8,154	4,342	11,133
Interest expense	(11,518)	(21,422)	(23,667)	(46,710)
	------------	------------	------------	------------
Net Income	$ 279,739	$ 155,482	$ 382,722	$ 212,037
Net Income per share - Basic and Diluted	$ 0.04	$ 0.02	$ 0.05	$ 0.03
	------------	------------	------------	------------
Weighted average number of shares outstanding - Basic	7,166,191	6,964,758	7,158,483	6,899,390
Weighted average number of shares outstanding - Diluted	7,240,866	7,165,836	7,240,956	7,100,468
Cash dividends per share	$ 0.02	--	$ 0.02	$ 0.02
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	6 months ended
	May 31, 2005	May 31, 2004
Cash Flows from Operating Activities
Net Income	$ 382,722	$ 212,037
Depreciation and amortization	42,402	105,001
Provision for doubtful accounts (net of recoveries)	24,000	26,400
Gain on sale of equipment	--	(10,646)
(Increase) decrease in:
Trade accounts receivable	(3,023)	7,395
Restricted cash	68,503	46,497
Inventories	(18,945)	23,716
Notes receivable	(14,201)	(24,583)
Prepaid expenses and other assets	(5,013)	10,241
Marketing Fund contributions receivable	2,615	(5,283)
Increase (decrease) in:
Accounts payable	(52,069)	(24,736)
Accrued expenses and other current liabilities	(152,447)	(174,345)
Unexpended Marketing Fund contributions	(71,066)	(40,492)
Deferred franchise fees and other deferred revenue	76,502	(15,000)
	------------	------------
Net Cash Provided by Operating Activities	279,980	136,202
	------------	------------
Cash Flows from Investing Activities
Collection of notes receivable	39,565	54,244
Purchases of property and equipment	(1,540)	(104,432)
Proceeds from sale of property and equipment	--	52,329
	------------	------------
Net Cash Provided by Investing Activities	38,025	2,141
	------------	------------
Cash Flows from Financing Activities
Repayment of long-term debt	(114,761)	(187,365)
Purchase of common stock for treasury	--	(10,781)
Dividends paid	(572,982)	(137,316)
Proceeds from exercise of stock options	23,552	18,088
	------------	------------
Net Cash Used in Financing Activities	(664,191)	(317,374)
	------------	------------
Net Decrease in Cash	(346,186)	(179,031)
Cash, Beginning of Year	2,194,834	1,872,435
	------------	------------
Cash, End of Second Quarter	$ 1,848,648	$ 1,693,404
	========	========

Supplemental disclosure of cash flow information:
Interest paid	$ 16,638	$ 35,080

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

The Company has four wholly owned subsidiaries:  BAB Systems, Inc. (Systems); BAB Operations, Inc. (Operations); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM).  Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores.  Systems has a wholly owned subsidiary, Systems Investments, Inc. (Investments), a dormant company.   Operations was formed on August 30, 1995, primarily to operate Company-owned stores, currently "BAB" and "Brewster's Coffee" concept stores, including one which currently serves as the franchise training facility.   BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores.  MFM, a New Jersey corporation, was acquired on May 13, 1997.  MFM franchises "MFM" concept muffin stores.  The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. (See Note 7 in 10-KSB filed 2/28/05.)  The Company continues to operate one store with the Jacobs Bros. name.

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

2. Stores Open and Under Development

Stores which have been opened or are under development at May 31, 2005 are as follows:

Stores opened:
Company-owned	3
Franchisees	151
Licensed	4
Under Development	10
----
Total	168

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended		6 months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004

Numerator:
Net income available to common shareholders	$ 279,739	$ 155,482	$ 382,722	$ 212,037

Denominator:
Weighted average outstanding shares - Basic	7,166,191	6,964,758	7,158,483	6,899,390
Earnings per share - Basic	$0.04	$0.02	$0.05	$0.03
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	74,675	201,078	82,473	201,078
Weighted average outstanding shares - Diluted	7,240,866	7,165,836	7,240,956	7,100,468
Earnings per share - Diluted	$0.04	$0.02	$0.05	$0.03

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

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this Plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the Plan total 1,400,000.  As of May 31, 2005, 1,090,000 options have been issued to directors, officers and employees in 6 separate grants.   Of these 1,090,000 options granted, 34,583 have expired due to forfeiture and 901,883 options have been exercised as of May 31, 2005.

	6 months ended
	May 31, 2005	May 31, 2004
	Options	Options
Options Outstanding at beginning of year	258,486	413,772
Granted	75,000	95,000
Forfeited	(500)	--
Exercised	(179,452)	(229,639)
Options Outstanding at end of period	153,534	279,133

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.    The  pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis is presented in Note 7 of the Company's audited financial statements presented in the 10-KSB filed February 28, 2005.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS 123, net earnings would have been reduced by approximately $7,000 for the 3 months ended May 31, 2005 and $13,000 for the 6 months ended May 31, 2005 and $5,000 for the 3 months ended May 31, 2004 and $9,000 for the 6 months ended May 31, 2004 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

3 months ended	6 months ended
	May 31, 2005	May 31, 2004	May 31, 2005	May 31, 2004
Pro forma impact of fair value method
Reported net income	$ 279,739	$ 155,482	$ 382,722	$ 212,037
Less: fair value impact of employee stock compensation	(7,300)	(4,500)	(13,000)	(9,000)
Pro forma net income	$ 272,439	$ 150,982	$ 369,722	$ 203,037
Earnings per common share
Basic and diluted - as reported	$ 0.04	$ 0.02	$ 0.05	$ 0.03
Basic and diluted- pro forma	$ 0.04	$ 0.02	$ 0.05	$ 0.03
Weighted average Black -Scholes fair value assumptions
Risk free interest rate	3.71%	4.54%	3.71%	4.54%
Expected life	6.0 yrs	5.0 yrs	6.0 yrs	5.0 yrs
Expected volatility	1.53	4.04	1.53	4.04
Expected dividend yield	5.0%	8.7%	5.0%	8.7%

  6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter, or between annual testing if certain events occur or circumstances change.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its annual goodwill impairment assessment during the first quarter ended February 28, 2005, and it indicated no impairment of goodwill.

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,000, totaled $16,000, net of accumulated amortization expense of $79,000,  as of May 31, 2005.

Amortization expense of intangible assets with a definitive life for the first six months ended May 31, 2005 was $5,000.  The estimated amortization expense on these intangible assets is $9,000 in 2005 and 2006 and $3,000 in 2007.

7. Commitments and Contingencies

The Company has no outstanding commitments or contingencies as of May 31, 2005.

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

General

The Company was started in November 1992, and includes 3 Company-owned stores and 155 franchised and licensed units at May 31, 2005.  Units in operation at May 31, 2004 included 3 Company-owned stores and 164 franchised and licensed units.  System-wide revenues in the six months ended May 31, 2005 was $24.0 million as compared to May 31, 2004 which were $25.0 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, the operation of Company-owned stores, and receipt of franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), licensing contracts, and by directly entering into licensing agreements (Kohr Bros. and Mrs. Fields Famous Brands).

The Company continues to control expenses in payroll, occupancy and overhead in the corporate office.  At May 31, 2005, the Company had 24 employees at the corporate level, including 2 employees that were terminating employment and left the Company shortly after quarter-end, and 2 temporary employees that left prior to July 1, 2005.  In essence, at May 31, 2005, 20 permanent full-time employees oversee operations of the franchise, licensed and Company-owned store operations, as compared to 20 employees at the end of the 2nd quarter of 2004.

Results of Operations

Three months Ended May 31, 2005 versus Three Months Ended May 31, 2004.

In the three months ended May 31, 2005, the Company reported net income of $280,000 versus net income of $155,000 for the same period in 2004.  Total revenues increased by $11,000, or 0.8%, for the three months ending May 31, 2005, as compared to the three months ending May 31, 2004, due primarily to an increase in licensing fees and other income of $106,000, offset by a decrease in Company-owned store revenues of $34,000, a decrease in royalty revenue of $18,000 and a decrease in franchise fee revenue of $43,000.

License fees and other income increased $106,000, or 37.8%, for the three months ending May 31, 2005, as compared to same period 2004.  This was due primarily because of a $90,000 trademark infringement award and an increase in Sign Shop revenue of $34,000, offset by a decrease in miscellaneous revenue of $15,000, (assets were sold in 2004 whereas none were sold in 2005) a decrease in sublease income of $3,000 and a decrease of $1,000 in nontraditional income.

The primary factors contributing to the decrease of $34,000, or 7.8%, in revenues for Company-owned stores for the second quarter 2005 as compared to same period 2004 was a $33,000 decrease in wholesale revenues as part of management's desire to eliminate sales to less profitable customers.

Royalty revenue was down $18,000, or 3.0%, for the three months ending May 31, 2005, as compared to the three months ended May 31, 2004.  The decrease in royalty revenue was primarily due to closure of under-performing franchise locations.  The Company had 151 franchise locations at May 31, 2005, as compared to 159 locations at May 31, 2004.

Franchise fee revenues decreased by $43,000 in comparison to the same period 2004, primarily due to the Company opening 2 new franchise stores in second quarter 2005 versus 4 in 2004.

Company-owned store food, beverage and paper costs decreased $12,000, or 8.2%, in the second quarter of 2005 as compared to the same period 2004; however, these costs as a percent of  Company-owned store revenue were basically the same with 2005 at 33.8% and 2004 at 34.0%.  Total direct store expenses, other than cost of goods, decreased $86,000, or 20.4%, for the three months ended May 31, 2005, versus the same period 2004.

Total operating expenses amounted to $1,155,000, or 80.0%, of total revenues, in the second quarter 2005 versus $1,267,000, or 88.4%, in 2004.  With the close of the second quarter of 2005, the Company has had 15 consecutive profitable quarters.  Management will continue to focus on improving the quality of the franchising network and controlling costs to optimize profitability.

Interest expense decreased $10,000, or 46.2%, in the second quarter 2005, compared to the same  period 2004, because of lower outstanding debt and the fact the debt is at a lower interest rate in 2005 compared to 2004.  For details on this see Note 5  in the Company's 10-KSB for November 30, 2004, filed February 28, 2005.

Net income per share as reported for basic and diluted outstanding shares for the three months ended May 31, 2005, was $0.04 per share, and the three months ended May 31, 2004, was $0.02.

Six Months Ended May 31, 2005 versus Six Months Ended May 31, 2004.

In the six months ended May 31, 2005, the Company reported net income of $383,000 compared to net income of $212,000 for the same period  2004.

Total revenues decreased by  $234,000, or 8.1%, in the six months of fiscal 2005, as compared to the same period 2004, due to a decrease in Company-owned store revenues of $264,000, a decrease in royalty revenue of $32,000 and a decrease in franchise fee revenue of $41,000, offset by an increase in license fees and other income of $103,000.

The decrease in revenue of $264,000, or 26.2%, from Company-owned stores for the six months ending May 31, 2005, as compared to the same period for 2004, is primarily due to a $37,000 decrease in revenues for Company-owned stores sold or closed during 2004, a $187,000 decrease in wholesale revenues due to closure of commissary locations in 2004 and a $24,000 decrease in wholesale revenues in operating locations due to management's decision to eliminate wholesale sales to less profitable customers.  There was also a $16,000 sales decrease in the remaining 3 Company-owned stores in 2005 versus 2004.

Royalty revenue decreased $32,000,or 2.8%, for the first six months of 2005 compared to 2004.  Total system-wide sales were down for the six months ended May 31, 2005, as compared to the same period 2004 which was mainly a result of the closure of under-performing franchise locations.  The Company had 151 franchise units at May 31, 2005, as compared to 159 franchise units at May 31, 2004.

Franchise fee revenue decreased  $41,000, or 27.7%, in 2005 compared to the same period in 2004, primarily due to 2 stores opening in 2005 versus 4 stores opening in 2004.

Licensing fees and other revenue increased $103,000, or 18.1%, for the first six months of 2005 compared to 2004.  This was primarily due to an increase in Sign Shop revenue of $56,000 and $90,000 received for a trademark infringement, offset by a decrease in nontraditional revenue of $24,000 in 2005 versus 2004, a decrease in rent from sublet locations of  $8,000 and a decrease in revenue for assets sold of $11,000 in 2005 versus 2004.

Company-owned store food, beverage and paper costs decreased $80,000, or 24.1%, for the six months ended May 31, 2005, versus same period 2004.  Closed locations, including commissaries, contributed $66,000, while operating locations' costs decreased by $14,000.  Total direct Company-owned expenses, excluding cost of goods, decreased $297,000, or 32.3%, for the six months ended May 31, 2005, versus the same period a year ago.   Of this amount, payrolls, rents and utilities, insurance and benefits and other direct related expenses for closed locations were $266,000.

Total consolidated operating expenses were $2,246,000, or 84.9%, of revenues, in the six months ended May 31, 2005, versus $2,632,000, or 91.4% in 2004.  Net operating income was $402,000, or 15.2%, of revenues, for the six months ended May 31, 2005, versus $250,000, or 8.7%, for the previous period.  This increased profitability percentage is a result of management's continued focus on cost control.

Interest expense decreased by $23,000, or 49.3%, to $24,000 in 2005, compared to $47,000 in the year ago period due to lower outstanding debt at lower interest rates.

Net income per share for the six months ended May 31, 2005, was $0.05 on both a basic and diluted basis versus income per share of $0.03 in 2004 on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided from operating activities totaled $280,000 for the first six months ended May 31, 2005, versus cash provided from operating activities of $136,000 for the same period 2004.  Cash provided from operating activities represents net income of $383,000, plus depreciation and amortization of $42,000, a reduction in restricted cash of $69,000 and a provision for uncollectible accounts of $24,000, offset by an increase in deferred revenues of $77,000, an increase in trade receivables of ($3,000),  an increase in inventories ($19,000), an increase in notes receivable of ($14,000), an increase in prepaids of ($5,000), a decrease in accounts payable of ($52,000), a decrease in accrued liabilities and professional fees of ($153,000) and a decrease in Marketing Fund obligations of ($68,000).

Cash provided from investing activities during the first half of 2005 totaled $38,000, versus $2,000 in 2004.  It was due to collection of notes receivable in the amount of $40,000, offset by purchases of property and equipment of $2,000.  Cash provided from investing activities during the same period of 2004 totaled $2,000, and was provided from collection of notes receivable of $54,000 and from proceeds from the sale of property and equipment of $52,000, offset by purchases of property and equipment of $104,000.

Financing activities used $664,000 during the first half of 2005, due to the repayment of notes payable of $115,000 and payment of dividends of $573,000, offset by payments for the exercise of stock options in the amount of $24,000.  In fiscal 2004 for this same time period, financing activities used $317,000 which included repayment of notes payable of $187,000, payment of cash dividends of $137,000 and repurchase of common stock for Treasury Stock of $11,000, offset by proceeds from the exercise of stock options in the amount of $18,000.

The Company has no financial covenants on any of its outstanding debt.

New Accounting Standards

In December 2003, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 148, "Accounting for Stock-Based Compensation-Transition and Disclosure."  This Statement, which is effective for years ending after December 15, 2003 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of  SFAS No. 123 regardless of the accounting method used to account for stock-based compensation.  The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations.  The effects of the enhanced disclosure provisions as defined by SFAS 148 are included in Note 5 of this report.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004, filed with the Securities and Exchange Commission on February 28, 2005.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2005.

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

PART II

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	CHANGES IN SECURITIES

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held May 26, 2005.  Each of the proposals passed.

1.  Election of directors (Management's nominees)

	For	Withheld
Michael W. Evans	6,509,266	192,294
Michael K. Murtaugh	6,502,098	199,462
Steven G. Feldman	6,523,954	177,606
James A. Lentz	6,523,954	177,606

Proposals:

2.  Appointment of Altschuler, Melvoin and Glasser LLP as independent auditors for the fiscal year ended November 30, 2005.

For	6,654,126
Against	34,424
Abstain	13,010

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

1/14/05   On November 2, 2004, BAB, Inc. announced that its Board of Directors approved a $0.02 per share semi-annual cash dividend and a $0.06 per share special dividend to common stockholders.  The dividend is payable on January 7, 2005, to shareholders of record as of December 17, 2004.

5/13/05   On May 12, 2005, the Board of Directors of BAB, Inc. authorized a $0.02 per share semi-annual dividend.  The dividend is payable June 21, 2005 to shareholders of record as of May 31, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: July 14, 2005	/s/ JEFFREY M. GORDEN
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

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, July 14, 2005

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, July 14, 2005

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

Date:  July 14, 2005                                                                By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                      Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended May 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  July 14, 2005                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer