Form 10QSB
period 2005-08-31
BAB INC
filed 2005-10-13
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2005
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of  October 11, 2005, BAB, Inc. had : 7,208,946 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc. Condensed Consolidated Balance Sheet

August 31, 2005

(Unaudited)

ASSETS
Current assets
Cash	$ 2,003,263
Restricted Cash	210,040
Receivables
Trade accounts receivable ( net of allowance for doubtful accounts of $97,793)	123,449
Marketing Fund contributions receivable from franchisees and stores	52,037
Notes receivable	33,036
Inventories	73,406
Prepaid expenses and other current assets	134,395
--------------
Total current assets	2,629,626
--------------
Property and equipment ( net of accumulated depreciation of $885,328)	187,129
Long-term notes receivable	53,548
Trademarks	763,667
Goodwill	3,542,772
Other (net of accumulated amortization of $291,010)	14,342
----------------
Total Assets	$ 7,191,084
=========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current portion of long-term debt	$ 262,449
Accounts payable	72,650
Accrued expenses and other current liabilities	473,793
Unexpended Marketing Fund contributions	186,109
Deferred franchise fee revenue	210,000
Deferred revenue	52,829
--------------
Total current liabilities	1,257,830
--------------
Noncurrent liabilities
Long-term debt (net of portion included in current liabilities)	528,027
Deferred revenue	99,146
--------------
Total noncurrent liabilities	627,173
--------------
Total Liabilities	1,885,003
--------------
Commitments and Contingencies
Stockholders' Equity (Deficit)
Common stock	13,508,202
Additional paid-in capital	870,935
Treasury stock	(222,781)
Accumulated deficit	(8,850,275)
----------------
Total stockholders' equity	5,306,081
----------------
Total Liabilities and Stockholders' Equity	$ 7,191,084
=========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	3 months ended		9 months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
REVENUES
Net sales by Company-owned stores	$ 370,594	$ 395,463	$ 1,115,622	$ 1,404,043
Royalty fees from franchised stores	581,675	596,574	1,703,787	1,750,789
Franchise fees	40,000	145,235	147,500	293,680
Licensing fees and other income	273,368	273,758	946,969	844,324
	------------	------------	------------	------------
TOTAL REVENUES	1,265,637	1,411,030	3,913,878	4,292,836
	------------	------------	------------	------------
OPERATING EXPENSES
Food, beverage and paper costs	136,030	132,054	388,332	464,520
Store payroll and other operating expenses	316,565	389,824	939,213	1,302,678
Selling, general and administrative expenses:
Payroll-related expenses	336,407	315,179	1,013,460	984,897
Occupancy	33,398	33,939	97,075	117,172
Advertising and promotion	32,525	35,460	115,822	115,604
Professional service fees	54,506	60,495	162,890	181,682
Travel expenses	27,015	21,816	75,077	55,035
Depreciation and amortization	21,106	26,385	63,508	131,386
Bad debt expense (net of recoveries)	12,000	(66,800)	36,000	(40,400)
Other	140,054	134,491	464,423	402,052
	------------	------------	------------	------------
Total Operating Expenses	1,109,606	1,082,843	3,355,800	3,714,626
	------------	------------	------------	------------
Income from Operations	156,031	328,187	558,078	578,210
Other income (expense)	--	(4,771)	512	(7181)
Interest income	2,249	7,499	6,080	18,632
Interest expense	(10,696)	(22,498)	(34,363)	(69,208)
	------------	------------	------------	------------
Net Income	$ 147,584	$ 308,417	$ 530,307	$ 520,453
Net Income per share - Basic and Diluted	$ 0.02	$ 0.04	$ 0.07	$ 0.07
	------------	------------	------------	------------
Weighted average number of shares outstanding - Basic	7,208,946	7,021,373	7,175,427	6,940,199
Weighted average number of shares outstanding - Diluted	7,250,558	7,187,315	7,245,677	7,106,141
Cash dividends per share	--	$0.02	$ 0.02	$ 0.04
	========	========	========	========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	9 months ended
	August 31, 2005	August 31, 2004
Cash Flows from Operating Activities
Net Income	$ 530,307	$ 520,453
Depreciation and amortization	65,795	131,386
Provision for doubtful accounts (net of recoveries)	36.000	(40,400)
Gain on sale of equipment	--	(10,646)
(Increase) decrease in:
Restricted cash	111,565	24,019
Trade accounts receivable	66,530	50,383
Marketing Fund contributions receivable	12,369	19,618
Trade notes receivable	(22,739)	(26,603)
Inventories	(9,299)	20,910
Prepaid expenses and other assets	(21,140)	25,383
Increase (decrease) in:
Accounts payable	(59,880)	(63,443)
Accrued expenses and other current liabilities	(126,476)	(87,671)
Unexpended Marketing Fund contributions	(123,888)	(42,926)
Deferred franchise fees and other deferred revenue	184,475	(26,000)
	------------	------------
Net Cash Provided by Operating Activities	643,619	494,463
	------------	------------
Cash Flows from Investing Activities
Collection of notes receivable	49,073	88,412
Purchases of property and equipment	(17,429)	(113,302)
Proceeds from sale of property and equipment	--	58,080
	------------	------------
Net Cash Provided by Investing Activities	31,644	33,190
	------------	------------
Cash Flows from Financing Activities
Repayment of long-term debt	(173,225)	(929,694)
Borrowings	--	723,701
Purchase of common stock for treasury	--	(10,781)
Dividends paid	(717,161)	(277,895)
Proceeds from exercise of stock options	23,552	20,375
	------------	------------
Net Cash Used in Financing Activities	(866,834)	(474,294)
	------------	------------
Net Increase/(Decrease) in Cash	(191,571)	53,359
Cash, Beginning of Year	2,194,834	1,872,435
	------------	------------
Cash, End of Third Quarter	$ 2,003,263	$ 1,925,794
	========	========

Supplemental disclosure of cash flow information:
Interest paid	23,875	45,700

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

2. Stores Open and Under Development

Stores which have been opened or are under development at August 31, 2005 are as follows:

Stores opened:
Company-owned	3
Franchisees	147
Licensed	4
Under Development	8
----
Total	162

3. Earnings per Share

The following tables sets forth the computation of basic and diluted earnings per share:

	3 months ended		9 months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004

Numerator:
Net income available to common shareholders	$ 147,584	$ 308,417	$ 530,307	$ 520,453

Denominator:
Weighted average outstanding shares - Basic	7,208,946	7,021,373	7,175,427	6,940,199
Earnings per share - Basic	$0.02	$0.04	$0.07	$0.07
Effect of dilutive common equivalent shares - Weighted average stock options outstanding	41,612	165,942	70,250	165,942
Weighted average outstanding shares - Diluted	7,250,558	7,187,315	7,245,677	7,106,141
Earnings per share - Diluted	$0.02	$0.04	$0.07	$0.07

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

5.  Stock Options

In  May  2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserved 1,100,000 (as adjusted for a 4:1 split) shares of common stock for grant and provides that the term of each award be determined by the Board or a committee of the Board.  An additional 300,000 stock options were added to this Plan by a vote of the shareholders at the annual meeting held May 29, 2003, making the Plan total 1,400,000.  As of August 31, 2005, 1,110,000 options have been issued to directors, officers and employees in 7 separate grants.   Of these 1,110,000 options granted, 37,083 have expired due to forfeiture and 901,883 options have been exercised as of August 31, 2005.

	9 months ended
	August 31, 2005	August 31, 2004
	Options	Options
Options Outstanding at beginning of year	258,486	413,772
Granted	95,000	115,000
Forfeited	(3,000)	(6,750)
Exercised	(179,452)	(263,536)
Options Outstanding at end of period	171,034	258,486

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors.  No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results.  The increased disclosure requirements apply to the Company's interim and annual financial statements.   Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of  SFAS 123, net earnings would have been reduced by approximately $9,400 for the 3 months ended August 31, 2005 and $22,300 for the 9 months ended August 31, 2005 and $12,500 for the 3 months ended August 31, 2004 and $21,500 for the 9 months ended August 31, 2004 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

3 months ended	9 months ended
	August 31, 2005	August 31, 2004	August 31, 2005	August 31, 2004
Pro forma impact of fair value method
Reported net income	$ 147,584	$ 308,417	$ 530,307	$ 520,453
Less: fair value impact of employee stock compensation	(9,400)	(12,500)	(22,300)	(21,500)
Pro forma net income	$ 138,184	$ 295,914	$ 508,007	$ 498,953
Earnings per common share
Basic and diluted - as reported	$ 0.02	$ 0.04	$ 0.07	$ 0.07
Basic and diluted- pro forma	$ 0.02	$ 0.04	$ 0.07	$ 0.07
Weighted average Black -Scholes fair value assumptions
Risk free interest rate	4.0%	3.05%	4.0%	3.05%
Expected life	5.3 yrs	3.0 yrs	5.3 yrs	3.0 yrs
Expected volatility	2.53%	1.647%	2.53%	1.647%
Expected dividend yield	4.6%	7.0%	4.6%	7.0%

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

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,000, totaled $14,000, net of accumulated amortization expense of $81,000, as of August 31, 2005.

Amortization expense of intangible assets with a definitive life for the first nine months ended August 31, 2005 was $7,000.  The estimated amortization expense on these intangible assets is $9,000 in 2005 and 2006 and $3,000 in 2007.

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

General

The Company was started in November 1992, and includes 3 Company-owned stores and 151 franchised and licensed units at August 31, 2005.  Units in operation at August 31, 2004 included 3 Company-owned stores and 164 franchised and licensed units.  Estimated system-wide revenues in the nine months ended August 31, 2005 $36 million as compared to August 31, 2004 which were $38 million.

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

The Company continues to review and control expenses in payroll, occupancy and overhead in the corporate office.  At August 31, 2005, the Company had 20 employees at the corporate level, as compared to 19 employees at the end of the 3rd quarter of 2004.

Results of Operations

Three months Ended August 31, 2005 versus Three Months Ended August 31, 2004.

In the three months ended August 31, 2005, the Company reported net income of $148,000 versus net income of $308,000 for the same period in 2004.  Total revenues decreased by $145,000, or 10.3%, for the three months ending August 31, 2005, as compared to the three months ending August 31, 2004, due to a decrease in  franchise fee revenue of $105,000, a decrease in Company-owned store revenues of $25,000 and a decrease in royalty revenue of $15,000.

Franchise fee revenues decreased by $105,000 in comparison to the same period 2004, primarily due to the Company opening 1 new franchise store in third quarter 2005 versus 5 in 2004.

The primary factors contributing to the decrease of $25,000, or 6.3%, in revenues for Company-owned stores for the third quarter 2005, as compared to same period 2004, was a $31,000 decrease in wholesale revenues, and an $18,000   decrease in the 3 Company-owned store sales, offset by additional sales of $24,000 from a franchise store the Company decided to temporarily operate while negotiating a lease termination agreement with the landlord on a lease that Operations was ultimately obligated to pay as the store was once Company-owned.

Royalty revenue was down $15,000, or 2.5%, for the three months ended August 31, 2005, as compared to the three months ended August 31, 2004.  The decrease in royalty revenue was primarily due to closure of under-performing franchise locations.  The Company had 147 franchise locations at August 31, 2005, as compared to 159 locations at August 31, 2004.

Company-owned store food, beverage and paper costs increased $4,000, or 3.0%, in the third quarter of 2005 as compared to the same period 2004.  Expenses of $19,000 were incurred for the franchise store noted above operated by Operations but this was offset by a decrease of $15,000 in cost of goods for the 3 Company-owned locations.  Total Company-owned direct store expenses, other than cost of goods, decreased $73,000, or 18.8%, for the three months ended August 31, 2005, versus the same period 2004. This decrease consisted of a $32,000 decrease in the 3 Company-owned stores and a $17,000 decrease attributable to closed locations.  In addition, the franchise store temporarily operated by Operations contributed $55,000 to direct store costs in the third quarter of 2005.  Note in the third quarter 2004, the Company incurred costs of $80,000 for a franchise location which was previously   Company-owned.

Total operating expenses went up slightly to $1,110,000,   in the third quarter 2005 versus $1,083,000,  in 2004.  In the third quarter 2004 an adjustment for excess bad debt reserve resulted in $67,000 of income, compared to an expense of $12,000 in third quarter 2005.  With the close of the third quarter of 2005, the Company has had 16 consecutive profitable quarters.  Management will continue to focus on improving the quality of the franchising network and controlling costs to optimize profitability.

Interest expense decreased $12,000, or 52.5%, in the third quarter 2005, compared to the same period 2004, because of lower outstanding debt and the fact the debt is at a lower interest rate in 2005 compared to 2004.  For details on this see Note 5  in the Company's 10-KSB for November 30, 2004, filed February 28, 2005.

Net income per share as reported for basic and diluted outstanding shares for the three months ended August 31, 2005, was $0.02 per share, and the three months ended August 31, 2004, was $0.04.

Nine Months Ended August 31, 2005 versus Nine Months Ended August 31, 2004.

In the nine months ended August 31, 2005, the Company reported net income of $530,000 compared to net income of $520,000 for the same period  in 2004.

Total revenues decreased by  $379,000, or 8.8%, in the nine months of fiscal 2005, as compared to the same period 2004, due to a decrease in Company-owned store revenues of $288,000, a decrease in franchise fee revenue of $146,000 and a decrease in royalty revenue of $47,000, offset by a $103,000 increase in license fees and other income.

The decrease in Company-owned store revenue of $288,000, or 20.5%, was primarily due to a $187,000 decrease in wholesale revenues due to closure of commissary locations in 2004, a $95,000 decrease in wholesale and catered sales revenues in operating locations due to management's decision to eliminate wholesale sales to less profitable customers and a $37,000 decrease in revenues for Company-owned stores sold or closed during 2004.  There was a $38,000 decrease for the remaining 3 Company-owned stores in 2005 versus 2004, offset by $69,000 in sales from the franchised location temporarily operated by Operations.

Franchise fee revenue decreased  $146,000, or 49.8%, in 2005 compared to the same period in 2004, primarily due to 3 stores opening in 2005 versus 9 stores opening in 2004.

Royalty revenue decreased $47,000, or 2.7%.  Total system-wide sales were down for the nine months ended August 31, 2005, as compared to the same period 2004 which was mainly a result of the closure of under-performing franchise locations.  The Company had 147 franchise units at August 31, 2005, as compared to 159 franchise units at August 31, 2004.

Licensing fees and other revenue increased $103,000, or 12.2%, for the first nine months of 2005 compared to 2004.  This was primarily due to an increase in Sign Shop revenue of $42,000, a trademark infringement settlement of $90,000 and an increase in miscellaneous income from the sale of assets of $34,000 in 2005 versus $11,000 in 2004, offset by a decrease in non-traditional revenue of $27,000 and a decrease in rent from sublet locations of  $25,000 in 2005 versus 2004 because the Company's sublessee entered into a new lease directly with the property owner as the Company declined to extend its lease with the property owner.  The $34,000 in assets sold in 2005 were those of the franchise store that Operations was temporarily operating.

Company-owned store food, beverage and paper costs decreased $76,000, or 16.4%, for the nine months ended August 31, 2005, versus same period 2004.  Closed locations, including commissaries, contributed $66,000, while the 3 Company-owned locations costs decreased by $43,000, offset by $33,000 of cost of goods expense in 2005 for the franchise location temporarily operated by Operations.  Total Company-owned store expenses, excluding cost of goods, decreased $363,000, or 27.9%, for the nine months ended August 31, 2005, versus the same period a year ago.  Of this amount, payroll, rent and utilities and other direct related expenses for closed locations decreased $296,000, and the 3 Company-owned stores decreased $114,000.  The expenses for the franchise location temporarily operated by Operations were $116,000 in 2005.  Expenses incurred for a franchised location, which was formerly owned by Operations was $10,000 in 2005 versus $80,000 for same period 2004.

Total consolidated operating expenses were $3,356,000, or 85.7%, of revenues, in the nine months ended August 31, 2005, versus $3,715,000, or 86.5% in 2004.  Net income was $530,000, or 13.5%, of revenues, for the nine months ended August 31, 2005, versus $520,000, or 12.1%, for the previous period.

Interest expense decreased by $35,000, or 50.3%, to $34,000 in 2005, compared to $69,000 in the year ago period due to lower outstanding debt at lower interest rates.

Net income per share for the nine months ended August 31, 2005 and August 31, 2004, was $0.07 on both a basic and diluted basis.

Liquidity and Capital Resources

The net cash provided from operating activities totaled $644,000 for the first nine months ended August 31, 2005, versus a decrease in cash provided from operating activities of $494,000 for the same period 2004.  Cash provided from operating activities represents net income of $530,000, plus depreciation and amortization of $66,000, a reduction in restricted cash of $112,000 and a provision for uncollectible accounts of $36,000, offset by an increase in deferred revenues of $184,000, a decrease in trade receivables of $67,000,  an increase in inventories ($9,000), an increase in notes receivable of ($23,000), an increase in prepaids of ($21,000), a decrease in accounts payable of ($60,000), a decrease in accrued liabilities and professional fees of ($126,000) and a decrease in Marketing Fund obligations of ($112,000).

Cash provided from investing activities during the first nine months of 2005 totaled $32,000, versus $33,000 in 2004. This was due to collection of notes receivable in the amount of $49,000, offset by purchases of property and equipment of $17,000.  Cash provided from investing activities during the same period of 2004 totaled $33,000, and was provided from collection of notes receivable of $88,000 and from proceeds from the sale of property and equipment of $58,000, offset by purchases of property and equipment of $113,000.

Financing activities used $867,000 during the first nine months of 2005, due to the repayment of notes payable of $173,000 and payment of dividends of $717,000, offset by proceeds from the exercise of stock options in the amount of $24,000.  In fiscal 2004 for this same time period, financing activities used $474,000 which included repayment of notes payable of $930,000, payment of cash dividends of $278,000 and repurchase of common stock for Treasury Stock of $11,000, offset by proceeds from borrowings of $724,000 and the exercise of stock options in the amount of $20,000.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections,- a replacement of APB Opinion No. 20 and FASB Statement No. 3."  This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principle.  It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  When a pronouncement includes specific transition provisions, those provisions should be followed.  This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Adoption of this financial statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

We have considered all other recently issued accounting pronouncements and do not believe that the adoption of such pronouncements will have a material impact on our financial statements.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks and valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2004, filed with the Securities and Exchange Commission on February 28, 2005.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2005.

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

On October 071, 2005 the Board of Directors of BAB, Inc. authorized a $0.02 per share semi-annual cash dividend and a $0.06 per share special cash dividend to common stockholders.  The dividend is payable January 3, 2006 to shareholders of record as of December 7, 2005.

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

10/11/05   On October 7, 2005, the Board of Directors of BAB, Inc. authorized a $0.02 per share semi-annual cash dividend and a $0.06 per share special cash dividend to common stockholders.  The dividend is payable January 3, 2006 to shareholders of record as of December 7, 2005.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 13, 2005	/s/ JEFFREY M. GORDEN
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

BAB, Inc

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Michael W. Evans

Michael W. Evans, Chief Executive Officer, October 13, 2005

Exhibit 31.2

BAB, Inc

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14

AS ADOPTED PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of BAB, Inc. (the "Company") on Form 10-QSB for the period ended August 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

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

/s/ Jeffrey M. Gorden

Jeffrey M. Gorden, Chief Financial Officer, October 13, 2005

Exhibit 32.1

BAB, Inc

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended August 31,2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael W. Evans, Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 13, 2005                                                                By:        /s/  MICHAEL W. EVANS                                                                                                                                   Michael W. Evans,                                                                                                                      Chief Executive Officer

Exhibit 32.2

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the BAB, Inc. (the "Company") Quarterly Report on Form 10-QSB for the period ended August 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey M. Gorden, Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge:

  The report fully complies with the requirements of section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended; and
  The information contained in the Report fairly presents, in all material respects, the financial condition, results of operations, and cash flows of the Company.

Date:  October 13, 2005                                                               By:       /s/ JEFFREY M. GORDEN                                                                                                                        Jeffrey M. Gorden,                                                                                                                       Chief Financial Officer