Form 10KSB
period 2005-11-30
BAB, INC.
filed 2006-02-28
CIK 1123596

FORM 10-KSB

          U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   (Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the year ended: November 30, 2005

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

$5,125,000

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,324,189 based on 3,499,146 shares held by nonaffiliates as of February 16, 2006 and the average of the closing bid ($0.95) and ask ($0.95) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,208,946 shares of Common Stock, as of February 16, 2006.


Transitional Small Business Disclosure Format (check one):

[ ] Yes [X] No

FORM 10-KSB INDEX

PART I

Item 1               Description of Business
                     -----------------------
                     Overview
                     --------
                     Customers
                     ---------
                     Suppliers
                     ---------
                     Locations
                     ---------
                     Store Operations
                     ----------------
                     Franchising
                     -----------
                     Competition
                     -----------
                     Trademarks and Service Marks
                     ----------------------------
                     Government Regulation
                     ---------------------
                     Employees
                     ---------
Item 2               Description of Property
                     -----------------------
Item 3               Legal Proceedings
                     -----------------
Item 4               Submission of Matters to a Vote of Security Holders
                     ---------------------------------------------------
PART II

Item 5.              Market for the Common Equity and Related Stockholder
                     Matters
                     ----------------------------------------------------
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
                     -----------------------------------------------------------
Item 7.              Financial Statements
                     --------------------
Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
                     -----------------------------------------------------------
Item 8A.             Controls and Procedures
                     -----------------------

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
                     ----------------------------------------------------------
                     Code of Ethics
                     --------------
Item 10.             Executive Compensation
                     ----------------------
Item 11.             Security Ownership of Certain Beneficial Owners and
                     Management
                     ---------------------------------------------------
Item 12.             Certain Relationships and Related Transactions
                     ----------------------------------------------
Item 13.             Exhibits and Reports on Form 8-K
                     --------------------------------
Item 14.             Principal Accountant Fees and Services
                     --------------------------------------

                                     PART I

ITEM 1.                DESCRIPTION OF BUSINESS

                                    OVERVIEW

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At November 30, 2005, the Company had 150 units in operation in 26 states, and 1 International unit in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and Company-owned stores feature daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel products baked daily and related products. BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products. MFM units are primarily in the Middle Atlantic States. The Company has one Brewster's Coffee unit, which is a specialty coffee shop featuring a variety of premium arabica bean coffees, freshly brewed on the premises, sold in bulk and also featuring related products such as bagels, muffins and other beverages. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in all Company-owned and most franchised units.


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

Operating Income
----------------

The Company reported net income of $693,000 for the year ended November 30, 2005, and net income of $652,000 for the year ended November 30, 2004. The Company believes that with its continued focus on franchising and licensing operations, it will continue to be profitable. The Company will also continue to review and institute cost controls where deemed necessary.

Food Service Industry
---------------------

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

                                    LOCATIONS

The Company has 145 franchised locations, 3 licensees and 2 Company-owned stores. Of the 150 locations, 149 are located in 26 states and 1 International unit is located in the United Arab Emirates. Subsequently, one Company-owned location was closed (see Note 11).
                                STORE OPERATIONS

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

The Company believes that its stores compete favorably in terms of food quality and taste, convenience, customer service and value, which the Company believes are important factors to its targeted customers. Competition in the food service industry is often affected by changes in consumer taste, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors. The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some, or all, of its franchisees to be adversely affected.

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


                          TRADEMARKS AND SERVICE MARKS

The trademarks, tradenames and service marks used by the Company contain common descriptive English words and thus may be subject to challenge by users of these words, alone or in combination with other words, to describe other services or products. Some persons or entities may have prior rights to these names or marks in their respective localities. Accordingly, there is no assurance that such marks are available in all locations. Any challenge, if successful, in whole or in part, could restrict the Company's use of the marks in areas in which the challenger is found to have used the name prior to the Company's use. Any such restriction could limit the expansion of the Company's use of the marks into that region, and the Company and its franchisees may be materially and adversely affected.

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


                              GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly, the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisers based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

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



                                    EMPLOYEES

As of November 30, 2005, the Company employed 44 persons, consisting of 25 working in the Company-owned stores, of which 12 are part-time employees. The remaining employees are responsible for management, advertising and franchising. None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good. The subsequent closure of one Company-owned store reduced the total employees by 9 full time and 3 part-time (see Note 11).



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



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2005. The Company's Common Stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB." The following numbers have been adjusted for a 4:1 stock split, which was effective January 20, 2003.

                BAB, Inc.

YEAR ENDED NOVEMBER 30, 2004                             LOW            HIGH
First quarter                                            .44             .82
Second quarter                                           .55            1.15
Third quarter                                            .55             .80
Fourth quarter                                           .57            1.10

YEAR ENDED NOVEMBER 30, 2005
First quarter                                            .75            1.00
Second quarter                                           .78             .97
Third quarter                                            .85            1.30
Fourth quarter                                           .90            1.45




As of February 16, 2006, the Company's Common Stock was held by 196 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 16, 2006, is approximately 1,500 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan ( Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of common stock for grant. A total of 1,185,000 stock options have been granted since plan inception. In 2005, 2004, 2003 and 2002, 95,000, 115,000, 300,000 and 600,000
stock options, respectively, were granted to directors, officers and employees. On December 7, 2005, 75,000 options were granted, leaving 215,000 options available for grant. As of February 16, 2006, there were 960,285 stock options exercised or forfeited under the stock option plan. (See Note 6 of the audited consolidated financial statements included herein.)

DIVIDEND POLICY

The Board of Directors of the Company declared semi-annual cash dividends of $0.02 per share on May 12, 2005, payable June 21, 2005 to common stockholders of record as of May 31, 2005. On October 7, 2005, the Board of directors of the Company declared a $0.02 semi-annual dividend and a special dividend of $0.06 per share, payable January 3, 2006 to common stockholders of record as of December 7, 2005. This transaction was recorded as a dividend payable of $577,781 as of November 30, 2005. (See Note 5 of the audited consolidated financial statements included herein.)

In 2004, cash dividend of $0.02 were declared January 1, 2004 and June 17, 2004 and paid February 2, 2004 and July 23, 2004, respectively. On November 2, 2004 a $0.02 semi-annual and $0.06 per share special divided was declared and paid January 7, 2005.
This transaction was recorded as a dividend payable at November 30, 2004 of $572,982.

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

                                     GENERAL

The Company has 148 franchised and licensed units and 2 Company-owned stores as of the end of 2005. Units in operation at the end of 2004 included 167 franchised and licensed units and 3 Company-owned stores. System-wide revenues in 2005 were $48 million compared to $50 million in 2004.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of Company-owned stores and receipt of initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros. and Mrs. Fields).

During 2005, even though revenue declined due to fewer Company-owned stores and lower franchising revenues, the Company continued to control costs. Total operating expenses decreased to $4,398,000, or 85.8% of total revenue in 2005 compared to $4,999,000, or 87.6% in 2004.

                         YEAR 2005 COMPARED TO YEAR 2004

Total revenues from all sources decreased $583,000, or 10.2%, to $5,125,000 in 2005 from $5,708,000 in the prior year primarily due to fewer Company-owned store locations and fewer franchise locations in 2005 versus 2004. Net sales at Company-owned stores decreased $353,000, or 19.7% to $1,440,000 in 2005, versus $1,793,000 in 2004. Of this decrease in revenue for Company-owned locations in 2005 compared to 2004, $297,000 was because of locations closed in 2005 and 2004. There was also a $21,000 decrease in wholesale revenue from operating locations and a $103,000 decrease in store revenues from operating locations, offset by a $69,000 increase in sales from a franchise location temporarily managed by the Company-owned store division in 2005.

Royalty revenue from franchise stores was down $74,000, or 3.1%, to $2,277,000 in 2005 as compared $2,351,000 in 2004, primarily due to less franchise locations open during 2005. Franchise fee revenue decreased $213,000, or 49.5%, to $218,000, in 2005 versus $431,000 in 2004. The Company opened less units, 5, in 2005 versus 12 in 2004, primarily due to the fact more new franchises are opening stores in developing centers which leads to longer timeframes between execution of franchise agreements to occupancy. At November 30, 2005, the Company had 8 units under development versus only 4 at November 30, 2004. Licensing fees and other income increased $56,000, or 4.9%, to $1,190,000 in 2005 as compared to $1,134,000 in 2004. A Trademark infringement lawsuit against a former franchisee resulted in $90,000 of income in 2005, Sign Shop revenue increased $29,000 in 2005 as compared to 2004 and a fee of $34,000 was received for the sale of assets from a franchise location temporarily managed by the Company-owned store division in 2005. These increases were offset by a $41,000 decrease in subleased property rent, a $51,000 decrease in licensing fees and a $5,000 decrease in revenue for Company-owned assets sold.

Food, beverage and paper costs incurred at Company-owned stores decreased $96,000, or 16.1% in 2005 to $500,000, or 34.7% of Company-owned store revenue, compared to $596,000 in 2004, or 33.3% of Company-owned store revenue. In 2005 store payrolls decreased $151,000 to $531,000, or 36.9% of Company-owned store revenue, as compared to $682,000, or 38.1% in 2004. Company-owned locations' rent, taxes and utilities and other operating expenses decreased $329,000, or 34.7% to $618,000, or 42.9% of Company-owned store revenue in 2005, compared to $947,000, or 52.8% of Company-owned store revenue in 2004.

Corporate office payroll and payroll related expenses increased $6,000, or less than 1%, to $1,432,000, or 27.9% of revenue in 2005 from $1,426,000, or 25.0% in
2004, occupancy expense decreased $22,000, or 15.1% in 2005, to $125,000, from $147,000 in 2004. Professional fees decreased to $208,000 in 2005, from $214,000 in 2004, and SG&A decreased to $571,000 in 2005 from $598,000 in 2004. There was a reduction in depreciation and amortization expense of $69,000, or 44.9% in 2005, to $85,000, or 1.7% of revenues as compared to $154,000, or 2.7% in 2004, primarily because of a reduction in depreciable assets in 2005 for Company-owned store locations. Provision for uncollectible accounts increased $73,000, to $36,000, or 0.7% in 2005 compared to ($37,000), or (0.7%) in 2004. In 2004, management collected more than expected on accounts that were previously considered uncollectible.

Management continues to control costs wherever possible as evidenced by the fact total operating expense declined $601,000, or 12% from $4,999,000, or 87.6% of revenue in 2004, to $4,398,000 or 85.8% in 2005.

Income from operations for the period ended November 30, 2005 was $727,000 as compared to $709,000 in 2004. Interest expense decreased $38,000 to $44,000 during 2005, compared to $82,000 in 2004, primarily due to a decrease in outstanding debt and a lower effective interest rate during 2005 compared to 2004.

Net income totaled $693,000, or 13.5% of revenue in 2005 as compared to $652,000, or 11.4% of revenue in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $943,000 during 2005. Cash provided from operating activities principally represents net income of $693,000, plus depreciation and amortization of $85,000 and provision for doubtful accounts of $36,000, a reduction in trade accounts receivable of $94,000, a reduction in restricted cash of $118,000 and an increase in deferred revenue of $191,000, offset by a decrease in accrued liabilities of ($93,000), a decrease in Marketing Fund obligations of ($117,000), an increase in prepaid and other assets of ($22,000), an increase in inventories of ($1,000), and a decrease in accounts payable of ($39,000) in 2005. In 2004 the net cash provided from operating activities totaled $845,000. Cash provided from operating activities principally represented net income of $652,000, plus depreciation and amortization of $154,000, the benefit for uncollectible accounts of ($37,000), a gain on disposal of property of $3,000, a reduction in trade accounts receivable of $58,000, a decrease in restricted cash of $43,000, an increase in accrued liabilities of $51,000, a reduction in inventories of $13,000, an increase in accounts payable of $22,000 and a decrease in prepaid expenses of $43,000, offset by a decrease in Marketing Fund obligations of ($43,000) and a decrease in deferred revenue of ($115,000) in 2004.

Cash provided from investing activities during 2005 totaled $15,000, and was provided from the collection of notes receivable in the amount of $58,000, offset by purchases of property and equipment of ($16,000) and issuance of notes receivable of ($27,000). Cash provided from investing activities during 2004 totaled $27,000, and was provided from the sale of property and equipment of $50,000 and collection of notes receivable in the amount of $120,000, offset by the issuance of new notes receivable of ($26,000) and purchases of property and equipment of ($117,000).

Financing activities used $946,000 during 2005, due to the repayment of notes payable of ($253,000) and the payment of dividends ($717,000), offset by proceeds of $24,000 from the exercise of stock options. Financing activities used $549,000 during 2004, due to the repayment of notes payable of ($1,005,000), the purchase of Treasury Stock in the amount of ($11,000) and the payment of dividends ($278,000), offset by proceeds of $724,000 received on a term loan from Associated Bank and the exercise of stock options in the amount of $20,000.


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

Revenue Recognition
-------------------

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

Long-Lived Assets
-----------------

Property and equipment are recorded at cost. Improvements and replacements are capitalized, while expenditures for maintenance and routine repairs that don't extend the life of the asset are charged to expense as incurred. Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets. Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation. Estimated useful lives for the purpose of depreciation and amortization are 3 to 7 years for property and equipment and 10 years, or the term of the lease if less, for leasehold improvements.

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

Concentrations of Credit Risk
-----------------------------

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of royalty and wholesale accounts receivables. Amounts due from franchisees represented approximately 55% and 56% of the receivable balance at November 30, 2005 and 2004, respectively. The Company believes it has maintained adequate reserves for doubtful accounts. The Company reviews the collectibility of receivables periodically, taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes
--------------------------------------

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2005, the Company has cumulative net operating loss carryforwards expiring between 2017 and 2021 for U.S. federal income tax purposes of approximately $6,921,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,317,000 at November 30, 2005 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.)

In prior years, the Company established a full valuation allowance because it believed there was uncertainty as to realization of the net operating loss carryforward deferred tax asset based on historical operating results. The full valuation allowance still exists at the end of 2005 because the Company believes it is appropriate.

Recent Accounting Pronouncements
--------------------------------

In December 2003, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for years ending after December 15, 2003 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The effects of the enhanced disclosure provisions as defined by SFAS 148 are included in Note 6 of this report.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29." This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

--------------------------------------------


In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company's period beginning December 1, 2006). Adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date this Statement is issued. Adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on the Company's financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Auditors' is included immediately following.


                                    BAB, Inc.
               Years Ended November 30, 2005 and November 30, 2004


                                 C o n t e n t s
                                 ---------------




Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders' Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

                                                                       Exhibit A
                                                                       ---------

                                    BAB, Inc.
                           Consolidated Balance Sheets
                           November 30, 2005 and 2004

================================================================================
Report of Independent Registered Public Accounting Firm




Stockholders and Board of Directors of
BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 30, 2005 and 2004 and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2005 and 2004, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 20, 2006

                                                                       Exhibit A
                                                                       ---------

                                    BAB, Inc.
                           Consolidated Balance Sheets
                           November 30, 2005 and 2004
================================================================================

                                                                                      2005                 2004
                                                                              -------------------  -----------------
Assets
Current Assets
  Cash                                                                        $        2,206,524   $      2,194,834
  Restricted Cash                                                                        204,055            321,605
  Receivables
        Trade accounts receivable (net of allowance for
        doubtful accounts of $83,220 in 2005 and $83,914
        in 2004)                                                                         104,110            223,685
        Marketing fund contributions receivable
        from franchisees and stores                                                       30,389             64,406
        Notes receivable (net of allowance for doubtful accounts
        of $7,769 in 2005 and $17,293 in 2004)                                            33,700             46,020
  Inventories                                                                             65,255             64,107
  Prepaid expenses and other current assets                                              135,488            113,255
                                                                              -------------------   ----------------
        Total Current Assets                                                           2,779,521          3,027,912
                                                                              -------------------   ----------------
Property, plant and equipment, net                                                       169,081            228,629
Notes Receivable                                                                          40,849             69,192
Trademarks                                                                               763,666            763,666
Goodwill                                                                               3,542,772          3,542,772
Other (net of accumulated amortization of $293,329 in 2005
  and $284,173 in 2004)                                                                   12,053             21,209
                                                                              -------------------  -----------------
     Total Noncurrent Assets                                                           4,528,421          4,625,468
                                                                              -------------------  -----------------
          Total Assets                                                        $        7,307,942  $       7,653,380
                                                                              ===================  =================
Liabilities and Stockholders' Equity
Current liabilities
   Current portion of long-term debt                                          $          266,824  $         252,569
   Accounts payable                                                                       93,428            132,530
   Accrued expenses and other current liabilities                                        507,279            600,269
   Dividends payable                                                                     577,781            572,982
Unexpended marketing fund contributions                                                  158,913            309,997
Deferred revenue                                                                          71,579             37,500
Deferred franchise fee revenue                                                           210,000            140,000
                                                                              -------------------  -----------------
      Total Current liabilities                                                        1,885,804          2,045,847
                                                                              -------------------  -----------------
Long-term debt net of current portion                                                    444,307            711,131
Deferred revenue                                                                          86,980                  -
                                                                              -------------------  -----------------
NonCurrent Liabilities                                                                   531,287            711,131
                                                                              -------------------  -----------------
     Total Liabilties                                                                  2,417,091          2,756,978
                                                                              ------------------   -----------------
Stockholders' equity (deficit)
    Common stock ($.001 par value; 15,000,000 shares authorized;
    8,412,391 and 8,232,939 shares issued, and 7,208,946 and 7,029,494 shares outstanding as of November 30, 2005 and November 30, 2004,
    respectively)                                                                     13,508,202         13,508,023
    Additional paid-in capital                                                           870,935            847,562
    Treasury stock                                                                      (222,781)          (222,781)
    Accumulated deficit                                                               (9,265,505)        (9,236,402)
                                                                              -------------------  -----------------
      Total Stockholders' equity                                                       4,890,851          4,896,402
                                                                              -------------------  -----------------
   Total Liabilities and Stockholders' Equity                                 $        7,307,942  $       7,653,380
                                                                              ===================  =================

                             See accompanying notes




                                    BAB, Inc.
                        Consolidated Statements of Income
                     Years Ended November 30, 2005 and 2004

                                                                                         2005                 2004
                                                                                 -------------------  ------------------

Revenues
   Net sales by Company-owned stores                                             $         1,440,118  $        1,792,560
   Royalty fees from franchised stores                                                     2,277,099           2,350,533
   Franchise fees                                                                            217,500             430,500
   Licensing fees and other income                                                         1,190,378           1,134,453
                                                                                 -------------------  ------------------
                                                                                           5,125,095           5,708,046
                                                                                 -------------------  ------------------

Operating expenses
   Food, beverage and paper costs                                                            500,374             596,197
   Store payroll and other operating expenses                                              1,148,849           1,628,721
   Selling, general and administrative expenses
         Payroll related expenses                                                          1,431,847           1,426,372
         Occupancy                                                                           125,185             147,449
         Advertising and promotion                                                           149,648             149,033
         Professional service fees                                                           207,529             214,064
         Travel expenses                                                                     142,657             122,338
         Depreciation and amortization                                                        84,664             153,720
         Other                                                                               607,359             560,660
                                                                                 -------------------  ------------------
                                                                                           4,398,112           4,998,554
                                                                                 -------------------  ------------------

         Income from operations                                                  $           726,983  $          709,492
                                                                                 -------------------  ------------------
   Interest income                                                                             9,881              24,633
   Interest expense                                                                          (44,007)            (81,849)
                                                                                 -------------------  ------------------
                                                                                             (34,126)            (57,216)
                                                                                 -------------------  ------------------

Net income                                                                       $           692,857  $          652,276
                                                                                 ===================  ==================



Net income per common share
   Basic                                                                                       $0.10               $0.09
   Diluted                                                                                     $0.10               $0.09

Shares used in computing per share amounts
   Basic                                                                                   7,183,783           6,962,401
   Diluted                                                                                 7,240,721           7,194,120


                             See accompanying notes



                                    BAB, Inc.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended November 30, 2005 and 2004


                                                Additional
                            Common Stock         Paid-in          Treasury Stock           Accumulated
                        Shares       Amount      Capital       Shares      Amount            Deficit        Total
                        ------       ------      -------       ------      ------            -------        -----
Balance,
November 30, 2003
(Restated)            7,969,403  $13,507,759      $827,451   (1,177,777)     ($212,000)     ($9,037,801)   $5,085,409

Stock options
exercised               263,536          264        20,111                                                     20,375

Purchase of
treasury stock                                                 (25,668)        (10,781)                      (10,781)

Dividends
paid and
accrued                                                                                         (850,877)    (850,877)
Net income                                                                                       652,276      652,276
                   -----------   -----------   -----------   ----------   -------------  ---------------   ----------
Balance,             8,232,939    13,508,023       847,562   (1,203,445)      (222,781)      (9,236,402)   $4,896,402
November 30, 2004

Stock options
exercised              179,452           179        23,373                                                     23,552

Dividends
paid and
accrued                                                                                        (721,960)    (721,960)
Net income                                                                                       692,857      692,857
                   -----------   -----------   -----------   ----------   -------------  ---------------   ----------
Balance,
November 30, 2005    8,412,391   $13,508,202      $870,935   (1,203,445)     ($222,781)     ($9,265,505)   $4,890,851
                     ------------------------------------------------------------------------------------------------

                             See accompanying notes



                                    BAB, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended November 30, 2005 and 2004


                                                                                             2005              2004
                                                                                      ----------------    ----------------

Cash flows from operating activities
   Net income                                                                          $       692,857        $    652,276
   Depreciation and amortization                                                                84,664             153,720
   Provision for doubtful accounts (net of recoveries)                                          36,000             (37,268)
   Loss (gain) on sale or disposal of property and equipment                                         -               3,145
   Changes in
     Trade accounts receivable                                                                  93,640              58,293
     Restricted cash                                                                           117,550              43,053
     Marketing Fund contributions receivable from franchisees and stores                        34,017              26,017
     Inventories                                                                                (1,148)             13,355
     Prepaid expenses and other assets                                                         (22,233)             42,921
     Accounts payable                                                                          (39,102)             22,147
     Accrued expenses and other current liabilities                                            (92,991)             51,319
     Deferred revenue                                                                          191,059            (115,000)
     Unexpended Marketing Fund                                                                (151,084)            (68,996)
                                                                                     -----------------   -----------------
   Net cash provided by operating activities                                                   943,229             844,982
                                                                                     -----------------   -----------------

Investing activities
   Purchases of property and equipment                                                         (15,959)           (117,140)
   Proceeds from sale of property and equipment                                                      -              49,897
   Issuance of notes receivable                                                                (27,060)            (25,972)
   Proceeds from notes receivable                                                               57,657             120,078
                                                                                      ----------------    ----------------
   Net cash provided by investing activities                                                    14,638              26,863
                                                                                      ----------------    ----------------
Financing activities
   Proceeds from long term debt                                                                      -             723,700
   Repayment of long-term debt                                                                (252,568)         (1,004,845)
   Purchase of treasury stock                                                                        -             (10,781)
   Proceeds from exercise of stock options                                                      23,552              20,375
   Dividends paid                                                                             (717,161)           (277,895)
                                                                                      ----------------   -----------------
   Net cash used in financing activities                                                      (946,177)           (549,446)
                                                                                      ----------------   -----------------

Net increase in cash                                                                            11,690             322,399

Cash, beginning of year                                                                      2,194,834           1,872,435
                                                                                      ----------------    ----------------

Cash, end of year                                                                     $      2,206,524    $      2,194,834
                                                                                      ----------------    ----------------

Supplemental disclosure of cash flow information
   Interest paid                                                                      $         45,232    $         82,983
   Income taxes paid                                                                                 0                   0
                                                                                      ----------------    ----------------


Supplemental disclosure of noncash investing and financing activities:

On October 7, 2005 a semi-annual $0.02 per share cash dividend and a special dividend of $0.06 per share was declared, payable January 3, 2006, and was recorded as a dividend payable in the amount of $577,781 at November 30, 2005. On November 2, 2004 a semi annual $.02 per share cash dividend and a special dividend of $0.06 per share was declared, payable January 7, 2005, and recorded as a dividend payable in the amount of $572,982 at November 30, 2004.
See accompanying notes.


                             See accompanying notes

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution, including under license agreements and through direct home delivery of specialty muffin baskets and coffee.

The Company has four wholly owned subsidiaries: BAB Systems, Inc. (Systems); BAB Operations, Inc. (Operations); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility. BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores. My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997. My Favorite Muffin Too, Inc. franchises "MFM" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. (See Note 6.) The company continues to operate one store with the Jacobs Bros. name.


Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its direct and indirect wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
----------------

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

Revenue Recognition
-------------------

Systems royalty fees from franchised stores represent a fee of 5% of net sales of franchised units. Royalty revenues are recognized on the accrual basis.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with franchise sales are deferred until the franchise fee revenue is recognized. These costs include site approval, construction approval, commissions, blueprints and training costs.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Note 2 - Summary of Significant Accounting Policies (Continued)

The Company earns a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and from the sale of coffee from a coffee bean roaster for the sale of BAB branded product to the franchised and licensed units noted in the table below. Stores which have been opened, and unopened stores for which a Franchise Agreement has been executed at November 30, 2005 and 2004 are as follows:

                                                             2005        2004
                                                             ----        ----
               Stores opened
                    Company-owned                                2           3
                    Franchisee-owned                           145         162
                    Licensed                                     3           5
                                                           -------     -------
                                                               150         170
               Unopened stores
                    Franchise Agreement                          8           4
                                                           -------     -------
                                                               158         174

Segments
--------

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which established annual reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. The Company's operations are within two reportable segments operating in the United States:
Company Store Operations and Franchise Operations.

Marketing Fund
--------------

Systems established a Marketing Fund (Fund) during 1994. Franchisees and Company-owned stores are required to contribute to the Fund based on their retail sales. The Fund also earns revenues from commissions paid by certain vendors on the sale of BAB licensed products to franchisees.

Cash
----

Bank deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits may from time to time exceed federally insured limits. As of November 30, 2005 and 2004, the Fund cash balances, which are restricted, were $128,129 and $245,679 respectively. Also included in restricted cash at both November 30, 2005 and 2004 is a $75,926 certificate of deposit that serves as collateral for a Letter of Credit for the Corporate Office facility lease entered with IL-Corporate 500 Centre, L.L.C., as required by the lease.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Accounts Receivable
-------------------

Receivables are carried at original invoice amount less estimates made for doubtful accounts. Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis and by using historical experience applied to an aging of accounts. A receivable is considered to be past due if any portion of the receivable balance is outstanding 90 days past the due date. Receivables are written off when deemed uncollectible. Recoveries of receivables previously written off are recorded as income when received. Certain receivables have been converted to unsecured interest bearing notes.



Note 2 - Summary of Significant Accounting Policies (Continued)

Inventories
-----------

Inventories are valued at the lower of cost or market under the first-in, first-out (FIFO) method.

Property, Plant and Equipment
-----------------------------

Property and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 7 years for property and equipment and 10 years, or term of lease, if less, for leasehold improvements. Maintenance and repairs are charged to expense as incurred. Expenditures that materially extend the useful lives of assets are capitalized.

Goodwill and Other Intangible Assets
------------------------------------

The Company's intangible assets consist primarily of trademarks and goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets" was adopted beginning with the quarter ended February 29, 2003. This requires that assets with indefinite lives no longer be amortized but instead be subject to annual impairment tests using a discounted cash flow model to determine the assets fair value. The Company no longer amortizes goodwill or trademarks, but instead, the Company's intangible assets are tested annually for impairment. No impairment has been recorded for the years ended November 30, 2005 or 2004.

The net book value of intangible assets with definite lives totaled $12,053 and $21,209 at November 30, 2005 and 2004, respectively. The gross value of definite lived intangible assets and their respective accumulated amortization are as follows:


                                                               Accumulated
                                                            Amortization as of
Definite Lived Intangible Assets         Original Cost       November 30, 2005
--------------------------------         -------------       -----------------
Noncompete Agreement                     $  210,000           $  210,000
Master Lease Origination Fees                95,382               83,329
                                         -----------          -----------
                    Total                $  305,382           $  293,329


Definitive lived intangible assets are being amortized over their useful lives. The Company recorded amortization expense for definitive lived intangible assets of $9,157 and $20,965 for years ended November 30, 2005 and 2004, respectively. The amortization expense on these intangible assets is as follows for November 30:

                                             2006                  9,200
                                             2007                  2,853
                                                              -----------
                                                     Total     $  12,053

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Advertising and Promotion Costs
-------------------------------

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $149,648 and $149,033 in 2005 and 2004, respectively. Included in advertising expense was $66,331 and $66,384 in 2005 and 2004, respectively, related to the Company's franchise operations.





Note 2 - Summary of Significant Accounting Policies (Continued)

Income Taxes
------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized. The Company has established a full valuation allowance on the net deferred tax assets due to the uncertainty of realization. (See Note 3.)

Earnings Per Share
------------------

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

The computation of basic and diluted EPS is as follows:

                                                                                        2005               2004
                                                                                 -----------------  -----------------
Numerator:
  Net income attributable to common stockholders                                 $         692,857   $        652,276
                                                                                 -----------------  ------------------
Denominator:
  Denominator for basic earnings per share -
     Weighted average shares                                                             7,183,783          6,962,401
  Common stock equivalents                                                                  56,938            231,719
                                                                                 -----------------  ------------------
  Denominator for dilutive earnings per share -
     Weighted average shares                                                             7,240,721          7,194,120
                                                                                 =================  ==================

Basic and diluted income per share                                               $            0.10  $            0.09

Stock Options
-------------

The Company uses the intrinsic method, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors. No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Stock Warrants
--------------

Stock warrants granted as consideration in purchase acquisitions have been recorded as an addition to additional paid-in capital in the accompanying balance sheet based on the fair value of such stock warrants on the date of the acquisition.

Fair Value of Financial Instruments
-----------------------------------

The carrying amounts of financial instruments including cash, accounts receivable, notes receivable, accounts payable and short-term debt approximate their fair values because of the relatively short maturity of these instruments. The carrying value of long-term debt, including the current portion, approximate fair value based upon market prices for the same or similar instruments.



Note 2 - Summary of Significant Accounting Policies (Continued)
Reclassification
----------------

Certain items in prior year financial statements have been reclassified to conform to the presentation used in 2005.

Recent Accounting Pronouncements
--------------------------------

In December 2003, the FASB issued SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." This Statement, which is effective for years ending after December 15, 2003 amends SFAS No. 123, "Accounting for Stock-Based Compensation," and provides alternative methods of transition for a voluntary change to the fair value-based methods of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 regardless of the accounting method used to account for stock-based compensation. The Company has chosen to continue to account for stock-based compensation of employees using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. The effects of the enhanced disclosure provisions as defined by SFAS 148 are included in Note 6 of this report.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29." This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (the Company's period beginning December 1, 2006). Adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date this Statement is issued. Adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on the Company's financial statements.





Note 3 - Income Taxes

The components of the income tax (benefit) provision are as follows:

                                                                                        2005               2004
                                                                                  ---------------    ---------------

   Federal income tax provision computed at federal statutory rate                 $       235,571    $       221,774
   State income taxes net of federal tax provision                                          33,382             31,427
   Other adjustments                                                                        98,469              7,292
   Change in valuation allowance                                                          (230,564)          (258,444)
   Utilization of net operating losses                                                    (136,858)            (2,049)
                                                                                   ----------------   ----------------

Provision for Deferred Income Taxes                                                $             -    $             -



Deferred income tax assets (liabilities) are as follows:

                                                                                      2005               2004
                                                                                 --------------     --------------
         Deferred revenue                                                        $      143,068     $       68,902
         Deferred rent revenue                                                           15,318             16,087
         Marketing Fund net contributions                                                49,737             95,368
         Allowance for doubtful accounts                                                 32,304             32,574
         Allowance for doubtful accounts-notes receivable                                 3,016              6,713
         Accrued expenses                                                                 3,882             38,818
         Net operating loss carryforwards                                             2,686,525          2,823,383
         Other                                                                              -                4,985
         Valuation allowance                                                         (2,316,591)        (2,684,013)
                                                                                 ---------------    ---------------
                 Total Deferred Income Tax Assets                                       617,259            402,817
                                                                                 ---------------    ---------------
         Depreciation and amortization                                                 (611,126)          (401,284)
         Franchise Costs                                                                 (6,133)            (1,533)
                                                                                 ---------------    ---------------
                 Total Deferred Income Tax Liabilities                                 (617,259)          (402,817)
                                                                                 ---------------    ---------------
                   Total Net Deferred Tax Assets/Liabilities                     $            -     $            -
                                                                                 ===============    ===============

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004

As of November 30, 2005, the Company has net operating loss carryforwards expiring between 2017 and 2021 for U.S. federal income tax purposes of approximately $6,921,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,316,591 and $2,684,013 as of November 30, 2005 and 2004, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets.













Note 4 - Long-Term Obligations

Long-term debt consisted of the following:


                                                  2005               2004
                                             --------------     --------------

Bank note payable                            $      416,552     $      649,065
Note payable to former stockholder                  294,579            314,635
                                             --------------     --------------

                                                    711,131            963,700
Less current portion                               (266,824)          (252,569)
                                             ---------------    ----------------
     Long-Term Debt, Net of
       Current Portion                       $      444,307     $      711,131



On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provided for a term loan in the original amount of $723,700. The term loan under the Bank Agreement is secured by substantially all of the assets of the Company and is to be repaid in monthly installments of $21,900, including interest at a rate of 5.5 % per annum, with a final payment due July 1, 2007. The balance of this note payable was $416,552 and $649,065 as of November 30, 2005 and 2004, respectively.

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531. The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder. The balance of this note payable was $294,579 and $314,635 as of November 30, 2005 and 2004, respectively.

As of November 30, 2005, annual maturities on long-term obligations due are as follows:

                     Year Ending November 30:
                                        2006                           266,824
                                        2007                           192,740
                                        2008                            23,051
                                        2009                            24,146
                                        2010                            25,292
                                       Thereafter                      179,078
                                                                  -------------
                                               Total              $    711,131

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Note 5 - Stockholders' Equity

In 2004, the Company purchased 25,668 shares of common stock from a previous member of the Board of Directors and in 2003 the Company purchased 1,177,777 shares of common stock from three stockholders. The Company is holding these shares as treasury stock.

On May 12, 2005, a $0.02 per share dividend was declared and was paid on June 21, 2005. On October 7, 2005, an $0.08 cash dividend was declared consisting of a $0.02 semi-annual and a $0.06 special dividend payable January 3, 2006. This transaction was recorded as a dividend payable in the amount of $577,781 at November 30, 2005. In 2004, cash dividends of $0.02 were declared on January 1, 2004, payable February 2, 2004 and June 17, 2004 payable July 23, 2004. On November 2, 2004 a $0.02 semi-annual and $0.06 per share special dividend was declared and paid January 7, 2005. The transaction was recorded as a dividend payable of $572,982 at November 30, 2004.



Note 6 - Stock Options and Warrants

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

Under the stock option plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over three years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expire on various dates through June 1, 2015. Range of exercise prices of options granted as of November 30, 2005 are $0.065 to $0.97.

Activity under the Plan during the two years ended November 30, is as follows:


                                                              2005                                     2004

                                             Options        Weighted Average             Options       Weighted Average
                                                            exercise price                             exercise price

Options outstanding at beginning of year       258,486      $   0.246                     413,772      $   0.065
Granted                                         95,000          0.914                     115,000          0.506
Forfeited                                      (11,000)         0.727                      (6,750)         0.065
Exercised                                     (179,452)         0.132                    (263,536)         0.077
                                             ----------     ---------                    ---------     ---------
Outstanding at end of year                     163,034      $   0.722                     258,486      $   0.246

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


                                Options Outstanding                                            Options Exercisable

Range of exercise      Options            Weighted average        Weighted average       Options         Weighted
price                  outstanding        remaining contractual   exercise price         exercisable     average
                                          life                                                           exercise price

       $0.065                      2,284           6.5                  $0.065                    2,284            $0.065
    $0.46 - $0.51                 62,750           8.0                  $0.492                   17,917            $0.497
        $0.60                     10,000           8.6                  $ 0.60                   10,000            $ 0.60
    $0.88 - $0.97                 68.000           9.0                  $0.933                       --                --
        $0.86                     20,000           9.6                  $0.86                    20,000              0.86
                                 --------                                -----                   ------              ----
                                 163,034                                $0.722                   50,201            $0.643






Note 6 - Stock Options and Warrants (Continued)

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no employee compensation expense has been recognized for the Plan in the financial statements. Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS No. 123, net earnings would have been reduced by $31,710 in fiscal 2005 and $25,987 in fiscal 2004 based on the Black-Scholes option-pricing model. The Company's net income and net income per share for 2005 and 2004 would have been as follows:

                                                                      2005                  2004
Pro forma impact of fair value method
Reported net income                                             $     692,857         $    652,276
Less: fair value impact of employee stock compensation                (31,710)             (25,987)
                                                                      -------              --------
Pro forma net income                                            $     661,147         $    626,289

Earnings per common share
Basic and diluted - as reported                                        $ 0.10                $0.09
Basic and diluted - pro forma                                          $ 0.09                $0.09
Weighted average Black-Scholes fair value assumptions
Risk free interest rate                                                   4.0%                3.05%
Expected life                                                          5.3 yrs               3.0 yrs
Expected volatility                                                     2.548%               1.647%
Expected dividend yield                                                   5.5%                 7.0%

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels (Jacobs Bros.), a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired included 8 retail locations and a central commissary facility in exchange for $950,000 in cash and warrants to acquire 333,332 shares of the Company's common stock. The warrants provide for the purchase of 183,332 and 150,000 shares of common stock at an exercise price of $1.88 and $2.25 per share, respectively. The warrants were first exercisable on February 1, 2000 and expire on January 31, 2006. None of the warrants have yet been exercised.


Note 7 - Commitments

The Company rents its Corporate Office and Company-owned store facilities under leases which require it to pay real estate taxes, insurance and general repairs and maintenance. Rent expense for the years ended November 30, 2005 and November 30, 2004 was $212,739 and $272,893, net of sublease income of $140,108 and
$163,938, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2005, future minimum annual rental commitments under leases, net of sublease income of $123,730 in 2006, $127,432 in 2007, $130,252 in 2008,
$132,952 in 2009 and $11,117 in 2010 are as follows:

                    Year Ending November30:
                              2006      $    122,585
                              2007           120,812
                              2008           126,643
                              2009           139,250
                              2010           151,367
                       Thereafter             81,108
                                        ------------
                               Total    $    741,765


Note 8 - Related Party Transactions

Michael K. Murtaugh, the Company's Vice President and General Counsel, was the sole stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois. A note receivable owed by Bagel One, Inc. to Systems, guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of six years bearing 9% interest, had an outstanding balance of $2,244, and $6,244 as of November 30, 2005 and 2004, respectively. There are no payments in arrears. Interest income recognized and received by Systems amounted to $300 and $907 in 2005 and 2004, respectively.

Note 9 - Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions. Company contributions are discretionary. The Company contributed $15,000 and $20,000 in 2005 and 2004, respectively.

Note 10 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems so as to reflect a truer segment income stream and asset relationship as the business has changed focus to the franchise division.

The following tables present segment information for the years ended November 30, 2005 and 2004:


                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004

                                                          Net Revenues                   Operating Income (Loss)
                                                    2005               2004               2005             2004
                                               ---------------   ----------------   ---------------  ----------------

Company Store Operations                       $     1,906,953   $      2,241,699   $      (364,624) $       (918,338)
Franchise Operations and Licensing Fees              3,218,142          3,466,347         1,805,089         1,764,902
                                               ---------------   ----------------  -----------------  ---------------
                                               $     5,125,095   $      5,708,046   $     1,440,465  $        846,564
Corporate Expenses                                                                         (713,482)         (137,072)
Interest Expense, Net of Interest Income                                                    (34,126)          (57,216)
                                                                                    ---------------- -----------------
Net Income                                                                          $       692,857  $        652,276
                                                                                    ================ =================
Operating Segment Data


                                                       Identifiable              Capital             Depreciation and
                                                          Assets               Expenditures            Amortization
                                                    ------------------      ------------------     --------------------
Year ended November 30, 2005
Company Store Operations                            $          187,467      $          14,422       $            66,752
Franchise Operations (other than goodwill)                     267,969                  1,537                    17,912
Goodwill and Other Indefinite Lived Intangible Assets        4,306,439                      -                         -
                                                    ------------------      ------------------     --------------------
                                                    $        4,761,875      $          15,959        $           84,664

Year ended November 30, 2004
Company Store Operations                            $          286,292      $           7,739       $           120,167
Franchise Operations (other than goodwill                      430,955                109,401                    33,553
Goodwill and Other Indefinite Lived Intangible Assets        4,306,439                      -                         -
                                                    ------------------      ------------------     --------------------
                                                    $        5,023,686      $         117,140       $           153,720




Note 10 - Segment Information (continued)


Reconciliation to Total Assets as Reported
------------------------------------------

                                                                           2005                                 2004
                                                                           ----                                -----
Assets-Total reportable segments-  Identifiable assets    $                4,761,875               $       5,023,686

Unallocated amounts
  Cash                                                                     2,410,579                        2,516,439
  Prepaid expenses and other current assets                                  135,488                          113,255
                                                                 -------------------                -----------------
Total Consolidated Assets                                 $                7,307,942               $        7,653,380
                                                                 ===================                =================

There were no sales to any individual customer during either year in the two-year period ended November 30, 2005 that represented 10% or more of net sales.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


Note 11 - Subsequent event

During December 2005, management was negotiating the possible renewal of the Company's lease, which was scheduled to expire on December 31, 2005, on one of the two remaining Company-owned stores. Management was not able to negotiate terms that were deemed to be acceptable and decided to close the store effective December 31, 2005. Net sales for this store amounted to approximately $632,000 and $747,000 for the years ended November 30, 2005 and 2004, respectively. Food, beverage and paper costs, store payroll and other operating expenses for this store amounted to approximately $691,000 and $814,000 for the years ended November 30, 2005 and 2004, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2005.

CODE OF ETHICS
--------------
                                    BAB, Inc.
                                 Code of Ethics
                                November 30, 2005

BAB, Inc. (the Company) is formally establishing, although it believes it has complied with the tenants of such a document during its existence, a Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, which is designed to deter wrongdoing and to promote:

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission, and in other public communications made by the Company;

     o    Compliance with applicable government laws, rules and regulations;

     o The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and

     o    Accountability for adherence to the Code.

The Code of Ethics promulgated by Sarbanes-Oxley, expects the highest standard of ethical conduct and fair dealing of its Senior Financial Officers (SFO), defined as the Chief Executive Officer and Chief Financial Officer. While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the SFO, the Company expects it's Controller, other officers, directors and employees will also review this Code and abide by its provisions. The Company's reputation is a valuable asset and as such must continually be guarded by all associated with the Company so as to earn the trust, confidence and respect of our suppliers, customers and shareholders.

The Company's SFO are committed to conducting business in accordance with the highest ethical standards. The SFO must comply with all applicable laws, rules and regulations. Furthermore, SFO must not commit an illegal or unethical act, or instruct or authorize others to do so.

CONFLICTS OF INTEREST
---------------------

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

PUBLIC COMMUNICATIONS
---------------------

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

--------------------------




GIFTS
-----

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

LOANS
-----

SFO may not accept loans, or loan guarantees, from the Company, or from any persons or entities, either doing business with, or seeking business with the Company. The Company will not make any loans to SFO, officers, directors, employees or any outside parties doing business with, or seeking business with the Company.

CONFIDENTIAL INFORMATION
------------------------

SFO, officers, directors and employees are to respect the confidentiality of Company, employee, supplier, customer, competitor and any other persons or entities' information that is not a matter of public record. Confidential information must not be used for personal gain.

COMPLIANCE WITH THIS CODE
-------------------------

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

ADHERENCE TO THE CODE
---------------------

The Vice President and General Counsel will have primary authority and responsibility for the enforcement of this Code, subject to the supervision of the Audit Committee of the Board of Directors, and shall promptly notify the Audit Committee of any violation of this Code.

ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2005, 2004 and 2003 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

                                    Annual Compensation                           Long Term Compensation

                                                                           Awards                      Payouts

Name and Principal   Year       Salary       Bonus      Other    Restricted  Securities          LTIP         All Other
Position             End                                         Stock                                      Compensation
                                                                 Awards
                                 ($)          ($)        ($)                 Underlying         Payouts
                                                                             Options/SARS                        ($)
                                                                    ($)      (#)                   ($)

 Michael W. Evans,   2005         233,492     35,851     --          --              20,000       --             --
 President and CEO   2004         221,209     39,600     --          --              20,000       --             --
                     2003         211,750     20,000     --          --              80,000       --             --

    Michael K.       2005         175,902     26,888     --          --              20,000       --             --
     Murtaugh,       2004         165,906     29,700     --          --              20,000       --             --
Vice President and   2003         157,300     20,000     --          --              80,000       --             --
  General Counsel



    Jeffrey M.       2005         126,430     --         --          --               6,000       --             --
      Gorden,        2004         121,919      5,000     --          --               5,500       --             --
  Chief Financial    2003         116,443      6,000     --          --              20,668       --             --
      Officer



 John J. Bracken,*   2005          99,053     --         --          --               6,000       --             --
  Vice President     2004         106,694      3,500     --          --               3,000       --             --
    Operations       2003         103,058      1,000     --          --              20,668       --             --


Stock options were issued at fair market value on the issue date to officers owning less than 10% of the Company stock and 110% of fair market value at issue date to those officers having a 10% or greater ownership of Company stock and all options expire 10 years after date of grant. Options issued during 2005 were issued on January 25, 2005 with a fair market issue price of $0.88 and vests as follows: 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months from issue date and 20,000 options issued June 1, 2005 with a fair market issue price of $0.86 and vests immediately. Options issued to the above officers totaled 52,000 shares or 54.7% of total options issued. Options issued during 2004 were issued on December 2, 2003 with a fair market issue price of $0.46 and vests as follows: 1/3 in 12 months, 1/3 24 months and 1/3 in 36 months from the issue date. Options issued to the above officers totaled 48,500 or 42.2% of options granted in 2004. Options issued in 2003 consisted of grants to Officers totaling 201,336, or 67.1% of total options granted in 2003. The fair market issue price was $0.065 and vested as follows: 1/3 immediate, 1/3 in 12 months and 1/3 in 24 months.


* See Item 13 November 18, 2005 8k

Indemnification of Directors and Officers
-----------------------------------------

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



ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth as of February 16, 2006 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 16, 2006 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date. All shares have been adjusted for a 4:1 stock dividend as of January 20, 2003.



                Name and Address                                     Shares                       Percentage

Michael W. Evans                                             2,860,485 (1)(2)(3)(4)                  39.7
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

Michael K. Murtaugh                                          2,781,783 (1)(2)(4)(5)                  38.6
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

Holdings Investment, LLC                                        2,096,195 (1)(6)                     29.1
220 DeWindt Road
Winnetka, IL 60093

Jeffrey M. Gorden                                                  81,667 (7)                        2.2
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

John J. Bracken *                                                  64,628 (8)                        1.8
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

Steven G. Feldman                                                  30,000 (9)                        1.0
750 Estate Drive, Suite 104
Deerfield, IL 60015

James A. Lentz                                                    24,932 (10)                        1.0
1415 College Lane South
Wheaton, IL 60187

All executive officers and directors as a group                    3,747,300                         51.0
(6 persons)                                             (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)
------------------------------------------------- -- --------------------------------------- ---------------------

* See Item 13 November 18, 2005 8k

(1) Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
(2)  Includes 20,000 stock options fully exercisable as of 2/16/06.
(3)  Includes 3,500 shares inherited by spouse
(4)  Includes 22,222 shares held by children
(5)  Includes 2,540 shares held by 401 (k) trust.
(6) Mr. Thomas F. Pick has beneficial ownership of 25.18% of Holdings Investment, LLC, which is the equivalent of 527,884 shares of BAB, Inc. Common stock.
(7)  Includes 2,000 stock options fully exercisable as of 2/16/06.
(8)  Includes 2,800 shares held by 401 (k) trust.
(9)  Includes 20,000 stock options fully exercisable as of 2/16/06.
(10) Includes 10,000 stock options fully exercisable as of 2/16/06.

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


Executive Officers and Directors
--------------------------------


Michael K. Murtaugh, the Company's Vice President and General Counsel, was the sole stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois. A note receivable owed by Bagel One, Inc. to Systems, guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing 9% interest, had an outstanding balance at November 30, 2005 of $2,244 and there are no payments in arrears.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K
-------------------


11/18/05:    Mr. John J. Bracken, Vice President of Operations of BAB, Inc. will be retiring and leaving the Company effective November 18, 2005.


10/07/05: On October 7, 2005, the Board of Directors of BAB, Inc. approved a $0.02 per share semi-annual cash dividend and a special $0.06 per share cash dividend, payable January 3, 2006 to shareholders of record as of December 7, 2005.


5/13/05: On May 12, 2005, the Board of Directors of BAB, Inc. authorized $0.02 per share semi-annual cash dividend payable June 21, 2005 to shareholders of record as of May 31, 2005.

1/14/05: On November 2, 2004 BAB, Inc. Board of Directors approved a $0.02 per share semi-annual cash dividend and a $0.06 per share special dividend to common stockholders. The dividend is payable January 7, 2005 to stockholders of record as of December 17, 2004.

[i] Incorporated by reference to the Company's Registration Statement on Form SB-2, effective November 27, 1995 (Commission File No. 33-98060C)

[ii] Incorporated by reference to the Company's Registration Statement on Form
     10-SB/A filed October 12, 2000 (Commission File No. 0-31555)




ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors, upon recommendation of the Audit Committee, appointed the firm Altschuler, Melvoin & Glasser LLP ("AM&G") certified public accountants for 2005.

AM&G had at the time a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladry, Inc. (RSM) and AM&G's relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q. Fees billed from AM&G during the years ended November 30, 2005 and 2004 for professional audit services rendered amounted to $71,000 and $12,000, respectively.

Tax compliance services were provided by TBS for which fees amounted to $24,000 as of November 30, 2005 and there were no fees for the year ended November 30, 2004. Tax compliance services for 2005 will be provided by RSM.

During the years ended November 30, 2005 and November 30, 2004, AM&G and TBS did not perform any management consulting services for the Company.

Previous to the engagement of AM&G and TBS on May 31, 2004, Blackman Kallick Bartelstein LLP ("Blackman Kallick") served the Company as certified public accountants. Fees billed for professional audit services rendered by Blackman Kallick were $4,000 in 2005 and $87,000 in 2004. Fees billed for professional audit services by AM&G amounted to $12,000 in 2004. Fees billed for tax compliance services rendered by Blackman Kallick were $18,000 in 2004. During the years ended November 30, 2005 and 2004, Blackman Kallick did not perform any management consulting services for the Company.

Preapproval of Policies and Procedures by Audit Committee
---------------------------------------------------------

The accountants provide a quote for services to the Audit Committee before work begins for the fiscal year. After discussion, the Audit Committee then makes a recommendation to the Board of Directors on whether to accept the proposal.

Percentage of Services Approved by Audit Committee
--------------------------------------------------

All services were approved by the Audit Committee



                                INDEX TO EXHIBITS

INDEX NUMBER                  DESCRIPTION
21.1                          List of Subsidiaries of the Company
31.1, 31.2                    Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2                    Section 906 of the Sarbanes-Oxley Act of 2002


SIGNATURES
----------

In accordance with Section 13 of the Exchange Act, the Registrant has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.
Dated: February 28, 2006
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 28, 2006
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 28, 2006
/s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 28, 2006
/s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 28, 2006
/s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 28, 2006
/s/ James A. Lentz
James A. Lentz, Director