Form 10KSB/A
period 2005-11-30
BAB, INC.
filed 2006-04-14
CIK 1123596

Officers and Directors

Michael W. Evans    Chairman and Chief Executive Officer, President and Director
Michael K. Murtaugh Vice President and General Counsel, Secretary and Director
Jeffrey M. Gorden   Chief Financial Officer and Treasurer
James A. Lentz      Professor of Business, Moraine Community College, Director
Steven G. Feldman   Principal Partner, Graphtech Systems, LLC, Director


Market for the Common Equity

The following table sets forth the quarterly high and low sale price for the Company's Common Stock, as reported in the Nasdaq OTCBB Market for the two years ended November 30, 2005.

--------------------------------------------------------------------------------

Year Ended:
--------------------------------------------------------------------------------
November 30, 2004              Low                           High
--------------------------------------------------------------------------------
First quarter                  .44                           .82
--------------------------------------------------------------------------------
Second quarter                 .55                          1.15
--------------------------------------------------------------------------------
Third quarter                  .55                           .80
--------------------------------------------------------------------------------
Fourth quarter                 .57                          1.10
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
November 30, 2005
--------------------------------------------------------------------------------
First quarter                  .75                          1.00
--------------------------------------------------------------------------------
Second quarter                 .78                           .97
--------------------------------------------------------------------------------
Third quarter                  .85                          1.30
--------------------------------------------------------------------------------
Fourth quarter                 .90                          1.45
--------------------------------------------------------------------------------


Corporate Headquarters                         Legal Counsel
BAB, Inc                                       Wolin and Rosen, Ltd.
500 Lake Cook Road                             55 West Monroe
Suite 475                                      Chicago, Illinois 60603-5011
Deerfield, Illinois 60015
(847) 948-7520                                 (312) 424-0600

Independent Auditors                           Transfer Agent
Altschuler, Melvoin and Glasser LLP            LaSalle Bank National Association
One South Wacker Drive                         135 South LaSalle Street
Suite 800                                      Chicago, Illinois 60603
Chicago, Illinois 6060-3392
(312) 634-4600                                 (312) 443-2300

Stock Exchange Listing
Nasdaq OTC Bulletin Board
Ticker Symbol:  BABB

                               AMENDED FORM 10-KSB

          U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

                                   (Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the year ended: November 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

     Commission file number: 0-31555

This Amendment No. 1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2005, as filed by the Company on February 28, 2006 (the "Original Filing"), is being filed to reflect various corrections and clarifications which have come to the attention of the Company. This Amendment restates the Original Filing in its entirety for the convenience of the reader; however, this Amendment does not update information contained in the original filing or reflect events occurring after the Original Filing or otherwise attempt to update those disclosures as may have been affected by subsequent events. Accordingly, this Amendment continues to describe conditions as of the date of the Original Filing (or earlier dates referred to therein), and does not update disclosures contained herein to reflect events that occurred at a later date.
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


PART II

Item 5.    Market for the Common Equity and Related Stockholder Matters
Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7.    Financial Statements
Item 8. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure
Item 8A.   Controls and Procedures


PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
           Code of Ethics
Item 10.   Executive Compensation
Item 11.   Security Ownership of Certain Beneficial Owners and Management
Item 12.   Certain Relationships and Related Transactions
Item 13.   Exhibits and Reports on Form 8-K
Item 14.   Principal Accountant Fees and Services
           Exhibits

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

In 2004, cash dividend of $0.02 were declared January 1, 2004 and June 17, 2004 and paid February 2, 2004 and July 23, 2004, respectively. On November 2, 2004 a $0.02 semi-annual and $0.06 per share special divided was declared and paid January 7, 2005. This transaction was recorded as a dividend payable at November 30, 2004 of $572,982. In 2003, cash dividends of $0.02 per share were declared July 31, 2003, paid August 26, 2003.

Although there can be no assurances that the Company will be able to pay dividends in the future, it is the Company's intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company's intent going forward to declare and pay cash dividends on a quarterly basis.


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

It is the Company's intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company's intent going forward to declare and pay dividends on a quarterly basis.

The Company believes execution of this policy will not have any material adverse effects on its cash or its ability to fund current operations or future capital investments.

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

Recent Accounting Pronouncements
--------------------------------

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 (the Company's period beginning December 1,
2006). Adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

                                                                       Exhibit A
                                                                       ---------
                                    BAB, Inc.
                           Consolidated Balance Sheets
                           November 30, 2005 and 2004

================================================================================


Report of Independent Registered Public Accounting Firm



Stockholders and Board of Directors of
BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 30, 2005 and 2004 and the related consolidated statements of income, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

Altschuler, Melvoin and Glasser LLP
Chicago, Illinois
January 20, 2006

                             See accompanying notes


                                                                       Exhibit A
                                                                       ---------
                                    BAB, Inc.
                           Consolidated Balance Sheets
                           November 30, 2005 and 2004

================================================================================


                                                                             2005           2004
                                                                         ------------   ------------
Assets
Current Assets
  Cash                                                                   $  2,206,524   $  2,194,834
Restricted Cash                                                               204,055        321,605
Receivables
      Trade accounts receivable (net of allowance for
      doubtful accounts of $83,220 in 2005 and $83,914
      in 2004)                                                                104,110        223,685
      Marketing fund contributions receivable
      from franchisees and stores                                              30,389         64,406
      Notes receivable (net of allowance for doubtful accounts
      of $7,769 in 2005 and $17,293 in 2004)                                   33,700         46,020
Inventories                                                                    65,255         64,107
Prepaid expenses and other current assets                                     135,488        113,255
                                                                         ------------   ------------
      Total Current Assets                                                  2,779,521      3,027,912
                                                                         ------------   ------------
Property, plant and equipment, net                                            169,081        228,629
Notes Receivable                                                               40,849         69,192
Trademarks                                                                    763,666        763,666
Goodwill                                                                    3,542,772      3,542,772
Other (net of accumulated amortization of $293,329 in 2005
  and $284,173 in 2004)                                                        12,053         21,209
                                                                         ------------   ------------
     Total Noncurrent Assets                                                4,528,421      4,625,468
                                                                         ------------   ------------
          Total Assets                                                   $  7,307,942   $  7,653,380
                                                                         ============   ============
Liabilities and Stockholders' Equity
Current liabilities
    Current portion of long-term debt                                    $    266,824   $    252,569
    Accountspayable      93,428                                                              132,530
    Accrued  expenses and other  current
    liabilities      507,279                                                  600,269
    Dividends payable       577,781 572,982
Unexpended marketing fund contributions                                       158,913        309,997
Deferred revenue                                                               71,579         37,500
Deferred franchise fee revenue                                                210,000        140,000
                                                                         ------------   ------------
    Total Current liabilities                                               1,885,804      2,045,847
                                                                         ------------   ------------
Long-term debt net of current portion                                         444,307        711,131
Deferred revenue                                                               86,980              -
                                                                         ------------   ------------
NonCurrent Liabilities                                                        531,287        711,131
                                                                         ------------   ------------
     Total Liabilties                                                       2,417,091      2,756,978
                                                                         ------------   ------------
Stockholders' equity (deficit)
   Common stock ($.001 par value; 15,000,000 shares authorized;
   8,412,391 and 8,232,939 shares issued, and 7,208,946 and 7,029,494 shares outstanding as of November 30, 2005 and November 30, 2004,
   respectively)                                                           13,508,202     13,508,023
   Additional paid-in capital                                                 870,935        847,562
   Treasury stock                                                            (222,781)      (222,781)
   Accumulated deficit                                                     (9,265,505)    (9,236,402)
                                                                         ------------   ------------
     Total Stockholders' equity                                             4,890,851      4,896,402
                                                                         ------------   ------------
     Total Liabilities and Stockholders' Equity                          $  7,307,942   $  7,653,380
                                                                         ============   ============


                             See accompanying notes

                                    BAB, Inc.
                        Consolidated Statements of Income
                     Years Ended November 30, 2005 and 2004

                                                            2005                 2004
                                                     -------------------  ------------------

Revenues
   Net sales by Company-owned stores                 $         1,440,118  $        1,792,560
   Royalty fees from franchised stores                         2,277,099           2,350,533
   Franchise fees                                                217,500             430,500
   Licensing fees and other income                             1,190,378           1,134,453
                                                     -------------------  ------------------
                                                               5,125,095           5,708,046
                                                     -------------------  ------------------

Operating expenses
   Food, beverage and paper costs                                500,374             596,197
   Store payroll and other operating expenses                  1,148,849           1,628,721
   Selling, general and administrative expenses
         Payroll related expenses                              1,431,847           1,426,372
         Occupancy                                               125,185             147,449
         Advertising and promotion                               149,648             149,033
         Professional service fees                               207,529             214,064
         Travel expenses                                         142,657             122,338
         Depreciation and amortization                            84,664             153,720
Other                                                            607,359             560,660
                                                     -------------------  ------------------
                                                               4,398,112           4,998,554
                                                     -------------------  ------------------

         Income from operations                      $           726,983  $          709,492
                                                     -------------------  ------------------
  Interest income                                                  9,881              24,633
  Interest expense                                               (44,007)            (81,849)
                                                     -------------------  ------------------
                                                                 (34,126)            (57,216)
                                                     -------------------  ------------------

Income before provision for income taxes                         692,857             652,276

Provision for income taxes
  Current                                                              -                   -
  Deferred                                                             -                   -
Net income                                           $           692,857  $          652,276
                                                     ===================  ==================




Net income per common share
   Basic                                                           $0.10               $0.09
   Diluted                                                         $0.10               $0.09

Shares used in computing per share amounts
   Basic                                                       7,183,783           6,962,401
   Diluted                                                     7,240,721           7,194,120


                             See accompanying notes

                                    BAB, Inc.
                 Consolidated Statements of Stockholders' Equity
                     Years Ended November 30, 2005 and 2004



                                                Additional
                            Common Stock          Paid-in          Treasury Stock             Accumulated
                        Shares       Amount       Capital       Shares        Amount       Deficit       Total
                        ------       ------       -------       ------        ------       -------       -----
Balance,
November 30, 2003
(Restated)           7,969,403   $13,507,759      $827,451    (1,177,777)    ($212,000)  ($9,037,801)   $5,085,409

Stock options
exercised              263,536           264        20,111                                                  20,375

Purchase of
treasury stock                                                   (25,668)      (10,781)                    (10,781)

Dividends
paid and
accrued                                                                                     (850,877)     (850,877)
Net income                                                                                   652,276       652,276
                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,             8,232,939    13,508,023       847,562    (1,203,445)     (222,781)   (9,236,402)   $4,896,402
November 30, 2004

Stock options
exercised              179,452           179        23,373                                                  23,552

Dividends
paid and
accrued                                                                                     (721,960)     (721,960)
Net income                                                                                   692,857       692,857
                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance,
November 30, 2005    8,412,391   $13,508,202      $870,935    (1,203,445)    ($222,781)  ($9,265,505)   $4,890,851
                     ---------------------------------------------------------------------------------------------


                             See accompanying notes

                                    BAB, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended November 30, 2005 and 2004


                                                                    2005            2004
                                                                ------------    ------------

Cash flows from operating activities
   Net income                                                   $    692,857    $    652,276
   Depreciation and amortization                                      84,664         153,720
   Provision for doubtful accounts (net of recoveries)                36,000         (37,268)
   Loss (gain) on sale or disposal of property and equipment               -           3,145
   Changes in
      Trade accounts receivable                                       93,640          58,293
      Restricted cash                                                117,550          43,053
      Marketing Fund contributions receivable from
       franchisees and stores                                         34,017          26,017
      Inventories                                                     (1,148)         13,355
      Prepaid expenses and other assets                              (22,233)         42,921
      Accounts payable                                               (39,102)         22,147
      Accrued expenses and other current liabilities                 (92,991)         51,319
      Deferred revenue                                               191,059        (115,000)
      Unexpended Marketing Fund                                     (151,084)        (68,996)
                                                                ------------    ------------
   Net cash provided by operating activities                         943,229         844,982
                                                                ------------    ------------

Investing activities
   Purchases of property and equipment                               (15,959)       (117,140)
   Proceeds from sale of property and equipment                            -          49,897
   Issuance of notes receivable                                      (27,060)        (25,972)
   Proceeds from notes receivable                                     57,657         120,078
                                                                ------------    ------------
   Net cash provided by investing activities                          14,638          26,863
                                                                ------------    ------------
Financing activities
   Proceeds from long term debt                                            -         723,700
   Repayment of long-term debt                                      (252,568)     (1,004,845)
   Purchase of treasury stock                                              -         (10,781)
   Proceeds from exercise of stock options                            23,552          20,375
   Dividends paid                                                   (717,161)       (277,895)
                                                                ------------    ------------
   Net cash used in financing activities                            (946,177)       (549,446)
                                                                ------------    ------------

Net increase in cash                                                  11,690         322,399

Cash, beginning of year                                            2,194,834       1,872,435
                                                                ------------    ------------

Cash, end of year                                               $  2,206,524    $  2,194,834
                                                                ------------    ------------

Supplemental disclosure of cash flow information
   Interest paid                                                $     45,232    $     82,983
   Income taxes paid                                                       0               0
                                                                ------------    ------------


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

                                                   2005        2004
                                                 -------     -------
       Stores opened
            Company-owned                              2           3
            Franchisee-owned                         145         162
            Licensed                                   3           5
                                                 -------     -------
                                                     150         170
       Unopened stores
            Franchise Agreement                        8           4
                                                 -------     -------
                                                     158         174

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

The net book value of intangible assets with definite lives totaled $12,053 and $21,209 at November 30, 2005 and 2004, respectively. The gross value of definite lived intangible assets and their respective accumulated amortization are as follows:

                                                 Accumulated Amortization as of
Definite Lived Intangible Assets            Original Cost            November 30, 2005
Noncompete Agreement                      $   210,000                   $   210,000
--------------------------------------------------------------------------------------
Master Lease Origination Fees                  95,382                        83,329
--------------------------------------------------------------------------------------
                     Total                $   305,382                   $   293,329
--------------------------------------------------------------------------------------


Definitive lived intangible assets are being amortized over their useful lives. The Company recorded amortization expense for definitive lived intangible assets of $9,157 and $20,965 for years ended November 30, 2005 and 2004, respectively. The amortization expense on these intangible assets is as follows for November 30:

              -----------------------------------
                  2006                  9,200
              -----------------------------------
                  2007                  2,853
              -----------------------------------
                         Total      $  12,053
              -----------------------------------

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

The computation of basic and diluted EPS is as follows:
                                                              2005                2004
                                                        ----------------    ----------------
Numerator:
  Net income attributable to common stockholders        $        692,857    $        652,276
                                                        ----------------    ----------------
Denominator:
  Denominator for basic earnings per share -
     Weighted average shares                                   7,183,783           6,962,401
  Common stock equivalents                                        56,938             231,719
                                                        ----------------    ----------------
  Denominator for dilutive earnings per share -
     Weighted average shares                                   7,240,721           7,194,120
                                                        ================    ================
Basic and diluted income per share                      $           0.10    $           0.09


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

In December 2004, the FASB issues SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 (the Company's period beginning December 1,
2006). Adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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


Note 3 - Income Taxes

The components of the income tax (benefit) provision are as follows:
                                                                         2005            2004
                                                                     ------------    ------------

   Federal income tax provision computed at federal statutory rate   $    235,571    $    221,774
   State income taxes net of federal tax provision                         33,382          31,427
   Other adjustments                                                       98,469           7,292
   Change in valuation allowance                                         (230,564)       (258,444)
   Utilization of net operating losses                                   (136,858)         (2,049)
                                                                     ------------    ------------

Provision for Deferred Income Taxes                                  $          -    $          -
                                                                     ============    ============


Deferred income tax assets (liabilities) are as follows:
                                                                         2005            2004
                                                                     ------------    ------------
   Deferred revenue                                                  $    143,068    $     68,902
   Deferred rent revenue                                                   15,318          16,087
   Marketing Fund net contributions                                        49,737          95,368
   Allowance for doubtful accounts                                         32,304          32,574
   Allowance for doubtful accounts-notes receivable                         3,016           6,713
   Accrued expenses                                                         3,882          38,818
   Net operating loss carryforwards                                     2,686,525       2,823,383
   Other                                                                        -           4,985
   Valuation allowance                                                 (2,316,591)     (2,684,013)
                                                                     ------------    ------------
           Total Deferred Income Tax Assets                               617,259         402,817
                                                                     ------------    ------------
   Depreciation and amortization                                         (611,126)       (401,284)
   Franchise Costs                                                         (6,133)         (1,533)
                                                                     ------------    ------------
           Total Deferred Income Tax Liabilities                         (617,259)       (402,817)
                                                                     ------------    ------------
             Total Net Deferred Tax Assets/Liabilities               $          -    $          -
                                                                     ============    ============

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




Note 4 - Long-Term Obligations

Long-term debt consisted of the following:
                                                   2005             2004
                                              --------------   --------------

Bank note payable                             $      416,552   $      649,065
Note payable to former stockholder                   294,579          314,635
                                              --------------   --------------

                                                     711,131          963,700
Less current portion                                (266,824)        (252,569)
                                              --------------   --------------
      Long-Term Debt, Net of Current Portion  $      444,307   $      711,131
                                              ==============   ==============

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

As of November 30, 2005, annual maturities on long-term obligations due are as follows:

                 Year Ending November 30:
                ----------------------------------
                         2006             266,824
                ----------------------------------
                         2007             192,740
                ----------------------------------
                         2008              23,051
                ----------------------------------
                         2009              24,146
                ----------------------------------
                         2010              25,292
                ----------------------------------
                   Thereafter             179,078
                ----------------------------------
                        Total            $711,131
                ----------------------------------

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

Activity under the Plan during the two years ended November 30, is as follows:

                                          2005                           2004
-----------------------------------------------------------------------------------------
                                          Weighted Average                Weighted Average
                              Options     exercise price     Options      exercise price
-----------------------------------------------------------------------------------------
Options outstanding at
 beginning of year             258,486        $0.246         413,772        $0.065
-----------------------------------------------------------------------------------------
Granted                         95,000         0.914         115,000         0.506
-----------------------------------------------------------------------------------------
Forfeited                      (11,000)        0.727          (6,750)        0.065
-----------------------------------------------------------------------------------------
Exercised                     (179,452)        0.132        (263,536)        0.077
-----------------------------------------------------------------------------------------
Outstanding at end of year     163,034        $0.722         258,486        $0.246
-----------------------------------------------------------------------------------------

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


                           Options Outstanding                                  Options Exercisable
--------------------------------------------------------------------------------------------------------
                                   Weighted average                                      Weighted
Range of          Options          remaining            Weighted average   Options       average
exercise price    outstanding      contractual life     exercise price     exercisable   exercise price
--------------------------------------------------------------------------------------------------------
       $0.065         2,284               6.5                $0.065          2,284          $0.065
$0.46 - $0.51        62,750               8.0                $0.492         17,917          $0.497
        $0.60        10,000               8.6                 $0.60         10,000           $0.60
--------------------------------------------------------------------------------------------------------
$0.88 - $0.97        68.000               9.0                $0.933             --              --
--------------------------------------------------------------------------------------------------------
        $0.86        20,000               9.6                 $0.86         20,000            0.86
--------------------------------------------------------------------------------------------------------
                    163,034                                  $0.722         50,201          $0.643
--------------------------------------------------------------------------------------------------------



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

                                                     2005             2004
------------------------------------------------------------------------------
Pro forma impact of fair value method
------------------------------------------------------------------------------
Reported net income                            $    692,857     $     652,276
------------------------------------------------------------------------------
Less: fair value impact of employee stock
 compensation                                       (31,710)          (25,987)
------------------------------------------------------------------------------
Pro forma net income                           $    661,147     $     626,289
------------------------------------------------------------------------------
Earnings per common share
------------------------------------------------------------------------------
Basic and diluted - as reported                $       0.10     $        0.09
------------------------------------------------------------------------------
Basic and diluted - pro forma                  $       0.09     $        0.09
------------------------------------------------------------------------------
Weighted average Black-Scholes fair value
 assumptions
------------------------------------------------------------------------------
Risk free interest rate                                 4.0%             3.05%
------------------------------------------------------------------------------
Expected life                                       5.3 yrs           3.0 yrs
------------------------------------------------------------------------------
Expected volatility                                   2.548%            1.647%
------------------------------------------------------------------------------
Expected dividend yield                                 5.5%              7.0%
------------------------------------------------------------------------------

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

                 Year Ending November30:
                 -----------------------------------------
                           2006      $    122,585
                 -----------------------------------------
                           2007           120,812
                 -----------------------------------------
                           2008           126,643
                 -----------------------------------------
                           2009           139,250
                 -----------------------------------------
                           2010           151,367
                 -----------------------------------------
                     Thereafter            81,108
                 -----------------------------------------
                          Total      $    741,765
                 -----------------------------------------


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

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2005 and 2004


The following tables present segment information for the years ended November
30, 2005 and 2004:

                                                     Net Revenues             Operating Income (Loss)
                                                 2005           2004           2005           2004
                                             ------------   ------------   ------------   ------------

Company Store Operations                     $  1,906,953   $  2,241,699   $   (364,624)  $   (918,338)
Franchise Operations and Licensing Fees         3,218,142      3,466,347      1,805,089      1,764,902
                                             ------------   ------------   ------------   ------------
                                             $  5,125,095   $  5,708,046   $  1,440,465   $    846,564
Corporate Expenses                                                             (713,482)      (137,072)
Interest Expense, Net of Interest Income                                        (34,126)       (57,216)
                                                                           ------------   ------------
Net Income                                                                 $    692,857   $    652,276
                                                                           ============   ============


Operating Segment Data
----------------------

                                                        Identifiable         Capital        Depreciation and
                                                           Assets          Expenditures       Amortization
                                                      ----------------   ----------------   ----------------
Year ended November 30, 2005
Company Store Operations                              $        187,467   $         14,422   $         66,752
Franchise Operations (other than goodwill)                     267,969              1,537             17,912
Goodwill and Other Indefinite Lived Intangible Assets        4,306,439
                                                      ----------------   ----------------   ----------------
                                                      $      4,761,875   $         15,959   $         84,664
                                                      ================   ================   ================
Year ended November 30, 2004
Company Store Operations                              $        286,292   $          7,739   $        120,167
Franchise Operations (other than goodwill                      430,955            109,401             33,553
Goodwill and Other Indefinite Lived Intangible Assets        4,306,439                  -                  -
                                                      ----------------   ----------------   ----------------
                                                      $      5,023,686   $        117,140   $        153,720
                                                      ================   ================   ================


Note 10 - Segment Information (continued)


Reconciliation to Total Assets as Reported
                                                          2005          2004
                                                          ----          ----
Assets-Total reportable segments- Identifiable assets  $ 4,761,875   $ 5,023,686

Unallocated amounts
  Cash                                                   2,410,579     2,516,439
  Prepaid expenses and other current assets                135,488       113,255
                                                       -----------   -----------
Total Consolidated Assets                              $ 7,307,942   $ 7,653,380
                                                       ===========   ===========

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

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of November 30, 2005. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the quarter ended November 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Summary Compensation Table
                              Annual Compensation                     Long Term Compensation
                                                                 Awards                   Payouts
-----------------------------------------------------------------------------------------------------------
Name and          Year      Salary     Bonus    Other   Restricted  Securities
 Principal         End       ($)        ($)      ($)      Stock     Underlying        LTIP       All Other
 Position                                                 Awards    Options/SARS     Payouts    Compensation
                                                           ($)          (#)            ($)         ($)
-----------------------------------------------------------------------------------------------------------
Michael W. Evans,   2005     233,492   35,851       --         --         20,000          --            --
 President and      2004     221,209   39,600       --         --         20,000          --            --
     CEO            2003     211,750   20,000       --         --         80,000          --            --
-----------------------------------------------------------------------------------------------------------
   Michael K.       2005     175,902   26,888       --         --         20,000          --            --
   Murtaugh,        2004     165,906   29,700       --         --         20,000          --            --
 Vice President     2003     157,300   20,000       --         --         80,000          --            --
  and General
    Counsel
-----------------------------------------------------------------------------------------------------------
   Jeffrey M.       2005     126,430       --       --         --          6,000          --            --
    Gorden,         2004     121,919    5,000       --         --          5,500          --            --
 Chief Financial    2003     116,443    6,000       --         --         20,668          --            --
    Officer
-----------------------------------------------------------------------------------------------------------
John J. Bracken,*   2005      99,053       --       --         --          6,000          --            --
 Vice President     2004     106,694    3,500       --         --          3,000          --            --
   Operations       2003     103,058    1,000       --         --         20,668          --            --
-----------------------------------------------------------------------------------------------------------

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

    Name and Address                 Shares                          Percentage
--------------------------------------------------------------------------------
Michael W. Evans
500 Lake Cook Road, Suite 475
Deerfield, IL 60015             2,860,485 (1)(2)(3)(4)                     39.3
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Michael K. Murtaugh
500 Lake Cook Road, Suite 475
Deerfield, IL 60015             2,781,783 (1)(2)(4)(5)                     38.2
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Holdings Investment, LLC
220 DeWindt Road
Winnetka, IL 60093              2,096,195 (1)(6)                           28.8
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Jeffrey M. Gorden
500 Lake Cook Road, Suite 475
Deerfield, IL 60015                81,667 (7)                               1.1
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
John J. Bracken *
500 Lake Cook Road, Suite 475
Deerfield, IL 60015                64,628 (8)                               1.0
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Steven G. Feldman
750 Estate Drive, Suite 104
Deerfield, IL 60015                30,000 (9)                                 *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
James A. Lentz
1415 College Lane South
Wheaton, IL 60187                  24,932 (10)                                *
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
All executive officers
and  directors as a
group (6 persons)               3,747,300 (1)(2)(3)(4)(5)(6)(7)(8)(9)(10)  51.5
--------------------------------------------------------------------------------

* See Item 13 November 18, 2005 8k

(1) Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
(2) Includes 20,000 stock options fully exercisable as of 2/16/06.
(3) Includes 3,500 shares inherited by spouse
(4) Includes 22,222 shares held by children
(5) Includes 2,540 shares held by 401 (k) trust.
(6) Mr. Thomas F. Pick has beneficial ownership of 25.18% of Holdings Investment, LLC, which is the equivalent of 527,884 shares of BAB, Inc. Common stock.
(7) Includes 2,000 stock options fully exercisable as of 2/16/06.
(8) Includes 2,800 shares held by 401 (k) trust.
(9) Includes 20,000 stock options fully exercisable as of 2/16/06.
(10)Includes 10,000 stock options fully exercisable as of 2/16/06.

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

Tax compliance services were provided by TBS for which fees amounted to $24,000 as of November 30, 2005 and there were no fees for the year ended November 30, 2004. Tax compliance services for 2005 will be provided be RSM.

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

Percentage of Services Approved by Audit Committee
--------------------------------------------------

All services were approved by the Audit Committee

                                INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER          DESCRIPTION
3.1                   Articles of Incorporation as included within
3.2                   Bylaws of the Company
11.1                  Computation of earnings per share
21.1                  List of Subsidiaries of the Company
31.1, 31.2            Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2            Section 906 of the Sarbanes-Oxley Act of 2002




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