Form 10QSB
period 2006-02-28
BAB, INC.
filed 2006-04-14
CIK 1123596

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: February 28, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to _________________

        Commission file number: 0-31555

                                    BAB, Inc.

                 (Name of small business issuer in its charter)

                    Delaware                                 36-4389547
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                  organization)                         Identification No.)

            500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

As of April 7, 2006, BAB, Inc. had : 7,222,265 shares of Common Stock outstanding.

TABLE OF CONTENTS
PART I
Item 1.       Financial Information
Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operation
Item 3        Controls and Procedures
PART II
Item 1.       Legal Proceedings
Item 2        Changes in Securities
Item 3        Defaults Upon Senior Securities
Item 4        Submission of Matters to a Vote of Security Holders
Item 5        Other Information
Item 6        Exhibits and Reports on Form 8-K
SIGNATURE

                                     PART I
ITEM 1.     FINANCIAL INFORMATION

                                    BAB, Inc.
                      Condensed Consolidated Balance Sheet
                                February 28, 2006
                                   (Unaudited)
ASSETS
Current Assets
   Cash                                                                                   $      1,539.690
   Restricted cash                                                                                 174,880
   Receivables
    Trade accounts receivable (net of allowance for doubtful
       accounts of $73,763)                                                                        128,652

    Marketing Fund contributions receivable from franchisees and stores                             38,560
    Notes receivable (net of allowance for doubtful accounts of $14,879)                            16,500
  Inventories                                                                                       50,862
  Prepaid expenses and other current assets                                                        107,582
                                                                                          ----------------
          Total Current Assets                                                                   2,056,726
                                                                                          ----------------
  Property, plant and equipment, net                                                               138,468
  Notes receivable (net of current portion)                                                          2,734
  Trademarks                                                                                       763,667
  Goodwill                                                                                       3,542,772
  Other (net of accumulated amortization of $295,619)                                                9,763
                                                                                          ----------------
          Total Noncurrent Assets                                                                4,457,404
                                                                                          ----------------
          Total Assets                                                                    $      6,514,130
                                                                                          ================
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Current portion of long-term debt                                                    $        269,343
     Accounts payable                                                                               58,958
     Accrued expenses and other current liabilities                                                369,507
     Unexpended Marketing Fund contributions                                                       137,514
     Deferred franchise fee revenue                                                                145,000
     Deferred revenue                                                                               65,329
                                                                                          ----------------
         Total Current Liabilities                                                               1,045,651
                                                                                          ----------------
     Long-term debt net of current portion                                                         381,659
     Deferred revenue net of current portion                                                        74,815
                                                                                          ----------------
          Total Noncurrent Liabilities                                                             456,474
                                                                                          ----------------
          Total Liabilities                                                                      1,502,125
                                                                                          ----------------
Stockholders' Equity (Deficit)
     Common stock                                                                               13,508,230
     Additional paid-in capital
                                                                                                   876,398
     Treasury stock                                                                              (222,781)
     Accumulated deficit                                                                       (9,149,842)
                                                                                          ----------------
          Total Stockholders' Equity                                                             5,012,005
                                                                                          ----------------
          Total Liabilities and Stockholders' Equity                                      $      6,514,130
                                                                                          ================

             SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    BAB, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                                                                                3 months ended
                                                                                --------------
                                                                     February 28, 2006     February 28, 2005
                                                                     -----------------     -----------------
REVENUES
     Net sales by Company-owned stores                                $      143,113        $      345,338
     Royalty fees from franchised stores                                     533,773               540,896
     Franchise fees                                                          100,000                30,000
     Licensing fees and other income                                         199,289               287,330
                                                                      --------------        --------------
          Total Revenues                                                     976,175             1,203,564
                                                                      --------------        --------------
OPERATING EXPENSES
Food, beverage and paper costs                                                50,193               117,416
Store payroll and other operating expenses                                   145,358               286,100
Selling, general and administrative expenses:
     Payroll-related expenses                                                380,037               336,935
     Occupancy                                                                34,805                33,688
     Advertising and promotion                                                30,990                41,243
     Professional service fees                                                52,094                53,120
     Travel expenses                                                          18,004                20,339
     Depreciation and amortization                                            17,692                21,199
     Other                                                                   123,703               180,912
                                                                      --------------        --------------
          Total Operating Expenses                                           852,876             1,090,952
                                                                      --------------        --------------
Income from operations                                                       123,299               112,612
     Interest income                                                             649                 2,520
     Interest expense                                                         (8,684)              (12,149)
     Other income                                                                400                   --
                                                                      --------------        --------------

Income before provision for income taxes                              $      115,664        $      102,983
Provision for income taxes
     Current                                                                      --                    --
     Deferred                                                                     --                    --
                                                                      --------------        --------------
                                                                                  --                    --
                                                                      --------------        --------------
Net Income                                                            $      115,664        $      102,983
Net Income per share - Basic and Diluted                                       $0.02                 $0.01
                                                                      --------------        --------------

Weighted average number of shares outstanding - Basic                      7,221,838             7,150,603
Weighted average number of shares outstanding - Diluted                    7,265,124             7,308,929
Cash dividends per share                                                       $0.08                 $0.08
                                                                      ==============        ==============

               SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                    BAB, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                              3 months ended
                                                                              --------------
                                                                   February 28, 2006       February 28, 2005
                                                                   -----------------       -----------------
Cash Flows from Operating Activities
    Net Income                                                      $     115,664          $      102,983
    Depreciation and amortization                                          17,692                  21,199
    Provision for doubtful accounts (net of recoveries)                         0                  12,000
    Loss on sale or disposal of property and equipment                     17,151                      --
  Changes in:
   Trade accounts receivable                                              (17,432)                  8,681
     Restricted cash                                                       29,175                  37,950
     Marketing Fund contributions receivable                               (8,171)                   (531)
     Inventories                                                           14,393                  (8,262)
     Prepaid expenses and other assets                                     27,906                 (26,308)
     Accounts payable                                                     (34,470)                (43,952)
     Accrued expenses and other current liabilities                      (137,772)                (72,020)
     Deferred revenue                                                     (83,415)                113,251
     Unexpended Marketing Fund Contributions                              (21,399)                (35,589)
                                                                    -------------          --------------
Net Cash (Used in)Provided by Operating Activities                        (80,678)                109,402
                                                                    -------------          --------------

Investing Activities
   Proceeds from notes receivable                                          48,205                  11,543
    Purchases of property and equipment                                    (6,941)                    --
    Proceeds from sale of property and equipment                            5,000                   --
                                                                    -------------          --------------
Net Cash Provided by Investing Activities                                  46,264                  11,543
                                                                    -------------          --------------

Financing Activities
    Repayment of long-term debt                                           (60,129)                (56,847)
    Dividends paid                                                       (577,781)               (572,982)
    Proceeds from exercise of stock options                                 5,490                  20,469
                                                                    -------------          --------------
Net Cash Used in Financing Activities                                    (632,420)               (609,360)
                                                                    -------------          --------------
Net Decrease in Cash                                                     (666,834)               (488,415)

Cash, Beginning of Year                                             $   2,206,524          $    2,194,834
Cash, End of First Quarter                                          $   1,539,690          $    1,706,419
                                                                    =============          ==============
Supplemental disclosure of cash flow information:
Interest paid                                                       $       5,571          $        8,399
                                                                    =============          ==============

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

The Company has four wholly owned subsidiaries: BAB Systems, Inc. (Systems); BAB Operations, Inc. (Operations); Brewster's Franchise Corporation (BFC); and My Favorite Muffin Too, Inc. (MFM). Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores. There is currently one Company-owned store which serves as the franchise training facility. BFC was established on February 15, 1996 to franchise "Brewster's Coffee" concept coffee stores. MFM, a New Jersey corporation, was acquired on May 13, 1997. MFM franchises "MFM" concept muffin stores. The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999. (See
Note 6 in 10-KSB/A filed 4/14/06.)


The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB/A for the year ended November 30, 2005 which was filed April 14, 2006. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which are open or under development at February 28, 2006 are as follows:
Stores open:
Company-owned                           1
Franchisees                           144
Licensed                                4
Under Development                       5
                                     ----
     Total                            154

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                     3 months ended
                                                     --------------
                                         February 28, 2006     February 29, 2005
                                         -----------------     -----------------
 Numerator:

Net income available to common
shareholders                               $    115,664          $    102,983

Denominator:
Weighted average outstanding                  7,221,838             7,150,603
shares - Basic
Earnings per share - Basic                        $0.02                 $0.01
Effect of dilutive common stock
equivalent
shares - from stock options outstanding          43,286               158,326
Weighted average outstanding                  7,265,124             7,308,929
shares - Diluted
Earnings per share - Diluted                      $0.02                 $0.01

4.  Long Term Debt

On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provides for a term loan in the original amount of $723,700. The term loan under the Bank Agreement is secured by substantially all of the assets of the Company and is being repaid in monthly installments of $21,900, including interest at a rate of 5.5 percent per annum, with final payment due July 1, 2007.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan
(Plan). The Plan reserves 1,400,000 shares of common stock for grant. A total of 1,185,000 stock options have been granted since Plan inception. In 2005, 2004, 2003 and 2002, 95,000, 115,000, 300,000 and 600,000 stock options, respectively, were granted to directors, officers and employees. On December 7, 2005, 75,000 options were granted, leaving 215,000 options available for grant. As of February 28, 2006, there were 960,951 stock options exercised or forfeited under the Plan.
                                                  3 months ended
                                  February 28, 2006         February 28, 2005
                                  -----------------         -----------------
                                       Options                   Options

Options Outstanding at                 163,034                   258,486
beginning of period
Granted                                 75,000                    75,000
Forfeited                                 (666)                     (500)
Exercised                              (13,319)                 (132,784)
                                      --------                  ---------
Options Outstanding at end of          224,049                   200,202
period

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors. No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date. The pro forma impact of utilizing the fair value method to account for stock-based employee compensation, on an annual basis is presented in Note 6 of the Company's audited financial statements presented in the 10-KSB/A filed April 14, 2006.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 required increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements apply to the Company's interim and annual financial statements. Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS Statement No. 123, net income would have been reduced by $10,985 for the 3 months ended February 28, 2006 and $5,650 for the 3 months ended February 28, 2005 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

                                                               3 months ended
                                                               --------------

                                                     February 28, 2005       February 28, 2005
                                                     -----------------       -----------------
Pro forma impact of fair value method
Reported net income                                    $       115,664          $      102,983
Less: fair value impact of employee stock
compensation                                                  (10,985)                 (5,650)
                                                       ---------------          --------------
Pro forma net income                                   $       104,679          $       97,333
Earnings per common share
Basic and diluted - as reported                                 $ 0.02                  $ 0.01
Basic  and diluted- pro forma                                   $ 0.02                  $ 0.01
Weighted average Black-Scholes fair value
assumptions (new options issued)
Risk free interest rate                                          4.39%                   3.71%
Expected life                                                 10.0 yrs                 6.0 yrs
Expected volatility                                              1.228                   1.530
Expected dividend yield                                           7.0%                   5.0%

6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. The Company completed its annual goodwill impairment assessment during the first quarter ended February 28, 2006, and it indicated no impairment of goodwill.

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,382, totaled $9,763, net of accumulated amortization expense of $85,619, as of February 28, 2006.

Amortization expense of intangible assets with a definitive life for the first three months ended February 28, 2006 was $2,300. The estimated amortization expense on these intangible assets is $9,200 in 2006 and $2,900 in 2007.

7. Commitments and Contingencies

None

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

General

The Company has 1 Company-owned store and 144 franchised and 4 licensed units at February 28, 2006. Units in operation at February 28, 2005 included 3 Company-owned stores and 149 franchised and 5 licensed units. System-wide revenues in the three months ended February 28, 2006 were $11.1 million as compared to February 28, 2005 which were $11.5 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, from the operation of Company-owned stores and receipt of franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Chartwell, Kohr Bros. and Mrs. Fields Famous Brands).

At February 28, 2006, the Company had 19 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 22 employees, including 1 part-time, at February 28, 2005.

Results of Operations

Three months Ended February 28, 2006 versus Three Months Ended
February 28, 2005.

For the three months ended February 28, 2006, the Company reported net income of $116,000 versus net income of $103,000 for the same period in 2005. Total revenues decreased by $227,000, or 18.9% for the three months ended February 28, 2006, as compared to the same period in 2005, due to a decrease in Company-owned store revenues of $202,000, a decrease in royalty revenue of $7,000 and a decrease in licensing fee and other income of $88,000, offset by an increase in franchise fee revenue of $70,000.

The decrease of $202,000, in Company-owned stores for the first quarter 2006 as compared to same period 2005, was due to Company-owned stores sold or closed during 2005 and 2006.


Royalty revenue was down $7,000, or 1.3% for the three months ended February 28, 2006, as compared to the three months ended February 28, 2005. The Company had 149 franchise locations at February 28, 2005 as compared to 144 locations at February 28, 2006.

Franchise fee revenues increased by $70,000, in comparison to 2005. In the 3 months ended February 28, 2006, there were 4 new franchise store openings for revenue totaling $100,000 versus 3 transfers, a default and an early termination fee totaling $30,000 in the same period 2005.

Licensing fee and other revenue decreased by $88,000, or 30.6% in the first quarter of 2006 as compared to same period 2005. This decrease in 2006 revenues was the result of a decrease in Sign Shop revenues of $53,000, a decrease in sublease rental income of $16,000 due to the sublessee taking over the lease, a $17,000 loss from sale of assets from a closed Company-owned location and a decrease in license fee revenue of $2,000. Sign Shop revenue decreased because it benefited in the 1st Quarter of 2005 from work generated from the Franchise Convention held in the 4th quarter of 2004.

Company-owned store food, beverage and paper costs decreased $67,000, or 57.3%, in the first quarter of 2006 as compared to the same period 2005. Company-owned closed locations were responsible for $66,000 of the decrease. Under management's continued effort to reduce costs, the one operating Company-owned store location reduced direct expenses, $6,000, excluding cost of goods, going from $73,000 in 2005 to $67,000 in 2006.

Total operating expenses for the three months ended February 28, 2006 were $853,000, down $238,000, or 21.8%, from $1,091,000 for same period 2005. This decrease was primarily due to the closure of Company-owned stores in 2005 and 2006. Total operating expenses as a percent of revenues were 87.4% for the quarter ended February 28, 2006 versus 90.6% for the same period 2005.

Interest income decreased $2,000 because of lower notes receivable balances and interest expense decreased $3,000 because of lower outstanding debt balance in the first quarter 2006, compared to the same period 2005 (See note 4, Long Term
Debt).

Net income per share as reported for basic and fully diluted outstanding shares for the three months ended February 28, 2006 is $0.02 versus $0.01 for February 28, 2005.

Liquidity and Capital Resources
-------------------------------

The net cash used in operating activities totaled ($81,000) for the three months ended February 28, 2006, versus cash provided from operating activities of $109,000 for the same period 2005. Cash used in operating activities principally represents net income of $116,000, plus depreciation and amortization of $18,000, a loss on disposal of equipment of $17,000, reduction in restricted cash of $29,000, a reduction in inventories of $14,000 and a decrease in prepaid assets of $28,000. Uses of funds were provided by an increase to accounts receivable of ($17,000), an increase to Marketing Fund contributions receivable of ($8,000), a decrease in deferred revenue of ($83,000), a decrease in accrued expenses and other accrued liabilities ($138,000), a decrease in unexpended Marketing Fund contributions ($21,000) and a decrease in accounts payable of ($34,000).

Cash provided from investing activities during the first quarter of 2006 totaled $46,000, and was provided by collection of notes receivable of $48,000 and sale of equipment of $5,000, offset by purchases of equipment of ($7,000). Cash provided from investing activities during 2005 totaled $12,000, and was provided from collection of notes receivable.

Financing activities used ($632,000) during the first quarter of 2006, due to the repayment of notes payable of ($60,000) and the payment of cash dividends ($578,000), offset by proceeds from the exercise of stock options in the amount of $5,000. In fiscal 2005 for this same period, financing activities used ($609,000) due to repayment of notes payable of ($57,000) and payment of cash dividends of ($573,000), offset by proceeds from the exercise of stock options in the amount of $21,000.

It is the Company's intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company's intent going forward to declare and pay cash dividends on a quarterly basis.

The Company believes execution of this policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

Dividend Policy

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

The Company has no financial covenants on any of its outstanding debt.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgements, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended November 30, 2005, filed with the Securities and Exchange Commission on April 14, 2006. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2006.

ITEM 3.    CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of February 28, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the quarter ended February 28, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.      CHANGES IN SECURITIES

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

3/13/06 On March 10, 2006, the Board of Directors of BAB, Inc. authorized a $0.02 per share quarterly cash dividend. The dividend is payable April 13, 2006 to stockholders of record as of March 23, 2006.


SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.
Dated: April 14, 2006                                    /s/ Jeffrey M. Gorden
                                                         ---------------------
                                                             Jeffrey M. Gorden
                                                       Chief Financial Officer

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