Form 10QSB
period 2006-05-31
BAB, INC.
filed 2006-07-17
CIK 1123596

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended: May 31, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to _________________

       Commission file number: 0-31555

                                    BAB, Inc.

                 (Name of small business issuer in its charter)

                  Delaware                                    36-4389547
   (State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                           Identification No.)

            500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No __

As of July 17, 2006, BAB, Inc. had : 7,222,932 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

Item 1       Financial Information
             ---------------------
Item 2       Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
             Results of Operation
             --------------------
Item 3       Controls and Procedures
             -----------------------

PART II

Item 1       Legal Proceedings
             -----------------
Item 2       Changes in Securities
             ---------------------
Item 3       Defaults Upon Senior Securities
             -------------------------------
Item 4       Submission of Matters to a Vote of Security Holders
             ---------------------------------------------------
Item 5       Other Information
             -----------------
Item 6       Exhibits and Reports on Form 8-K
             --------------------------------

SIGNATURE
---------

                                     PART I

ITEM 1.  FINANCIAL INFORMATION
                                    BAB, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  May 31, 2006


ASSETS
   Current Assets
      Cash                                                          $ 1,658,904
      Restricted cash                                                   243,632
      Receivables
           Trade accounts receivable (net of allowance for
            doubtful accounts of $43,854)                                92,836
           Marketing fund contributions receivable from
            franchisees and stores                                       21,568
           Notes receivable (net of allowance for doubtful
            accounts of $8,576)                                          10,418
      Inventories                                                        45,936
      Prepaid expenses and other current assets                          83,288
                                                                    ------------
           Total Current Assets                                       2,156,582
                                                                    ------------

      Property, plant and equipment, (net of accumulated
       depreciation of $343,667)                                        123,881
      Notes receivable (net of current portion)                           6,792
      Trademarks                                                        763,667
      Goodwill                                                        3,542,772
      Other (net of accumulated amortization of $297,908)                 7,474
                                                                    ------------
           Total Noncurrent Assets                                    4,444,586
                                                                    ------------

           Total Assets                                             $ 6,601,168
                                                                    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current
    Liabilities
      Current portion of long-term debt                             $   273,701
      Accounts payable                                                   29,459
      Accrued expenses and other current liabilities                    440,691
      Unexpended marketing fund contributions                           163,054
      Dividends payable                                                 144,459
      Deferred franchise fee revenue                                    105,000
      Deferred revenue                                                   59,079
                                                                    ------------
           Total Current Liabilities                                  1,215,443
                                                                    ------------

      Long-term debt (net of current portion)                           316,164
      Deferred revenue (net of current portion)                          62,649
                                                                    ------------
           Total Noncurrent Liabilities                                 378,813
                                                                    ------------
           Total Liabilities                                          1,594,256
                                                                    ------------

   Stockholders' Equity (Deficit)
      Common stock                                                   13,508,817
      Additional paid-in capital                                        876,398
      Treasury stock                                                   (222,781)
      Accumulated deficit                                            (9,155,522)
                                                                    ------------
           Total Stockholders' Equity                                 5,006,912
                                                                    ------------
           Total Liabilities and Stockholders' Equity               $ 6,601,168
                                                                    ============

      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                    BAB, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                          3 months ended                  6 months ended
                                                   -------------------------------------------------------------
                                                   May 31, 2006    May 31, 2005    May 31, 2006    May 31, 2005
                                                   -------------------------------------------------------------
REVENUES
   Net sales by Company-owned stores               $    125,128    $    399,690    $    268,241    $    745,028
   Royalty fees from franchised stores                  590,198         581,216       1,123,971       1,122,112
   Franchise fees                                       105,500          77,500         205,500         107,500
   Licensing fees and other income                      227,706         386,271         426,995         673,601
                                                   -------------   -------------   -------------   -------------
      Total Revenues                                  1,048,532       1,444,677       2,024,707       2,648,241
                                                   -------------   -------------   -------------   -------------
OPERATING EXPENSES
 Food, beverage and paper costs                          37,693         134,886          87,886         252,302

 Store payroll and other operating expenses             115,635         336,548         260,993         622,648

Selling, general and administrative expenses:
   Payroll-related expenses                             335,571         340,118         715,608         677,053
   Occupancy                                             36,855          29,989          71,661          63,677
   Advertising and promotion                             28,636          42,054          59,625          83,297
   Professional service fees                             52,635          55,264         104,729         108,384
   Travel expenses                                       28,160          27,723          46,164          48,062
   Depreciation and amortization                         16,876          21,203          34,568          42,402
   Other                                                118,555         167,457         242,259         348,369
                                                   -------------   -------------   -------------   -------------
      Total Operating Expenses                          770,616       1,155,242       1,623,493       2,246,194
                                                   -------------   -------------   -------------   -------------
Income from operations                                  277,916         289,435         401,214         402,047
   Interest income                                       12,059           1,822          12,708           4,342
   Interest expense                                      (7,935)        (11,518)        (16,620)        (23,667)
   Other income                                           1,185              --           1,585

                                                   -------------   -------------   -------------   -------------
Income before provision for income taxes                283,225         279,739         398,887         382,722
                                                   -------------   -------------   -------------   -------------
Provision for income taxes
   Current                                                   --              --              --              --
   Deferred                                                  --              --              --              --
                                                   -------------   -------------   -------------   -------------

                                                   -------------   -------------   -------------   -------------
Net Income                                         $    283,225    $    279,739    $    398,887    $    382,722
                                                   -------------   -------------   -------------   -------------
Net Income per share - Basic                              $0.04           $0.04           $0.06           $0.05
                                                   -------------   -------------   -------------   -------------
Net Income per share - Diluted                            $0.04           $0.04           $0.05           $0.05
                                                   -------------   -------------   -------------   -------------

Weighted average number of shares outstanding -
 Basic                                                7,222,526       7,166,191       7,222,186       7,158,483
Weighted average number of shares outstanding -
 Diluted                                              7,255,759       7,240,866       7,260,462       7,240,956
Cash dividends per share                                  $0.02           $0.02           $0.10           $0.02


      SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
                                   STATEMENTS.

                                    BAB, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                           6 Months Ended
                                                     ---------------------------
                                                     May 31, 2006  May 31, 2005
                                                     ---------------------------
Operating activities
Net income                                           $    398,887  $    382,722
Depreciation and amortization                              34,568        42,402
Loss on sale of equipment                                  17,151             -
Provision for uncollectible accounts                            -        24,000
Changes in:
   Trade accounts receivable                               18,384        (3,023)
   Restricted cash                                        (39,577)       68,503
   Marketing fund contributions receivable                  8,821         2,615
   Inventories                                             19,319       (18,945)
   Prepaid expenses and other                              52,200        (5,013)
   Accounts payable                                       (63,970)      (52,069)
   Accrued liabilities                                    (66,587)     (152,447)
   Unexpended marketing fund                                4,141       (71,066)
   Deferred franchise fee revenue                        (117,501)            -
   Other deferred revenue                                 (24,331)       76,502
   Notes receivable                                        (3,806)      (14,201)
                                                     ---------------------------
          Net Cash Provided by Operating Activities       237,701       279,980
                                                     ---------------------------

Investing activities
Purchase of equipment                                      (6,940)       (1,540)
Proceeds from sale of equipment                             5,000             -
Collection of notes receivable                             54,035        39,565
                                                     ---------------------------
          Net Cash Provided by  Investing Activities       52,094        38,025
                                                     ---------------------------

Financing activities
Repayment of borrowings                                  (121,266)     (114,761)
Proceeds from exercise of stock options                     6,077        23,552
Payment of dividend                                      (722,226)     (572,982)
                                                     ---------------------------
          Net Cash Used In Financing Activities          (837,415)     (664,191)
                                                     ---------------------------


                  Net Decrease in Cash                   (547,620)     (346,186)

                  Cash, Beginning of Period             2,206,524     2,194,834
                                                     ---------------------------
                  Cash, End of Period                $  1,658,904  $  1,848,648
                                                     ===========================


Supplemental disclosure of cash flow information:
                                                     ---------------------------
Interest paid                                              10,134        16,638
                                                     ---------------------------

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


2.  Stores Open and Under Development

Stores which are open or under development at May 31, 2006 are as follows:
Stores open:
Company-owned                           1
Franchisees                           143
Licensed                                4
Under development                       3
                                     ----
     Total                            151

3.  Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                 3 months ended                      6 months ended
                                        --------------------------------------------------------------------
                                         May 31, 2006      May 31, 2005      May 31, 2006      May 31, 2005
                                        --------------------------------------------------------------------
Numerator:

Net income available to common
 shareholders                           $     283,225     $     279,739     $     398,887     $     382,722

Denominator:

Weighted average outstanding shares
Basic                                       7,222,526         7,166,191         7,222,186         7,158,483

Earnings per Share - Basic                      $0.04             $0.04             $0.06             $0.05

Effect of dilutive common stock                33,233            74,675            38,276            82,473

Weighted average outstanding shares
Diluted                                     7,255,759         7,240,866         7,260,462         7,240,956

Earnings per share - Diluted                    $0.04             $0.04             $0.05             $0.05



4.  Long-Term Debt

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


5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan
(Plan). The Plan reserves 1,400,000 shares of common stock for grant. As of May 31, 2006, 1,185,000 stock options were granted to directors, officers and employees, leaving 215,000 options available for grant. As of May 31, 2006, there were 915,869 stock options exercised and 50,582 stock options forfeited or expired under the Plan.

                                                  6 months ended
                                                  --------------
                                        May 31, 2006          May 31, 2005
                                        ------------          ------------
                                           Options               Options

Options Outstanding at                     163,034               258,486
 beginning of period

Granted                                     75,000                75,000

Forfeited                                   (5,499)                 (500)

Exercised                                  (13,986)             (179,452)
                                          ---------             ---------
Options Outstanding at end
 of period                                 218,549               153,534

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

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements apply to the Company's interim and annual financial statements. Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS 123, net income would have been reduced by $11,000 for the 3 months ended May 31, 2006, $22,000 for the 6 months ended May 31, 2006, $7,000 for the 3 months ended May 31, 2005, and $13,000 for the 6 months ended May 31, 2005 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

                                                              3 months ended                    6 months ended
                                                      ------------------------------------------------------------------
                                                       May 31, 2006     May 31, 2005     May 31, 2006     May 31, 2005
                                                      ------------------------------------------------------------------

Pro forma impact of fair value method
Reported net income                                         $283,225         $279,739         $398,887         $382,722
Less:  Fair value impact of employee stock
       compensation                                    $     (11,206)   $      (7,300)   $     (22,191)   $     (13,000)
                                                      ------------------------------------------------------------------
Pro forma net income                                        $272,019         $272,439         $376,696         $369,722
                                                      ------------------------------------------------------------------

Earnings per common share
Basic - as reported                                            $0.04            $0.04            $0.06            $0.05
Diluted - as reported                                          $0.04            $0.04            $0.05            $0.05
Basic - pro forma                                              $0.04            $0.04            $0.05            $0.05
Diluted - pro forma                                            $0.04            $0.04            $0.05            $0.05

Weighted average Black Scholes fair value
assumptions
Risk free interest rate                                         4.39%            3.71%            4.39%            3.71%
Expected life                                               10.0 yrs          6.0 yrs         10.0 yrs          6.0 yrs
Expected volatility                                             1.23             1.53             1.23             1.53
Expected dividend yield                                         7.00%            5.00%            7.00%            5.00%



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

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,000, totaled $7,000, net of accumulated amortization expense of $88,000, as of May 31, 2006.

Amortization expense of intangible assets with definitive lives for the six months ended May 31, 2006 was $5,000. The estimated amortization expense on these intangible assets is $9,200 in 2006 and $2,900 in 2007.

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

General

The Company has 1 Company-owned store and 143 franchised and 4 licensed units at May 31, 2006. Units in operation at May 31, 2005 included 3 Company-owned stores and 151 franchised and 4 licensed units. System-wide revenues in the six months ended May 31, 2006 were $23 million as compared to May 31, 2005 which were $24 million.

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

At May 31, 2006, the Company had 18 employees, including 1 part-time employee, at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 24 employees at May 31, 2005.

Results of Operations

Three months Ended May 31, 2006 versus Three Months Ended May 31, 2005.

For the three months ended May 31, 2006, the Company reported net income of $283,000 versus net income of $280,000 for the same period in 2005. Total revenue decreased $396,000, for the three months ended May 31, 2006, as compared to the three months ended May 31, 2005, primarily due to a decrease in Company-owned store sales of $275,000 and a decrease in licensing fees and other income of $159,000.

Royalty fee revenue of $590,000, for the quarter ended May 31, 2006, increased $9,000, or 1.5%, from the quarter ended May 31, 2005. The $9,000 increase is positive in that we had fewer franchise stores open than in the quarter ended May 31, 2005.

Franchise fee revenue of $106,000, for the quarter ended May 31, 2006, increased $28,000 from the quarter ended May 31, 2005. The $106,000 includes three store openings and five transfers versus two store openings, two defaults on Preliminary Agreements, and two transfers for the quarter ended May 31, 2005.

Licensing fee and other income of $228,000, for the quarter ended May 31, 2006, decreased $159,000 from the quarter ended May 31, 2005. In 2005 the Company earned and received a $90,000 trademark infringement fee. In addition, Sign Shop revenue decreased $44,000 in 2006. In 2005, the Sign Shop received considerable revenue from work received as a result of the Company's convention in late 2004.

Company-owned store sales of $125,000, for the quarter ended May 31, 2006, decreased $275,000 from the quarter ended May 31, 2005. This decrease is due to the fact the Company had one Company-owned store, versus three Company-owned stores for the quarter ending May 31, 2005.

Total operating expenses of $771,000, were 74% of total revenues, for the quarter ended May 31, 2006, versus $1,155,000, or 80%, in 2005. Expenses declined because there was only one Company-owned store operating in quarter ended May 31, 2006, versus three in the quarter ended May 31, 2005, and because of continued tight cost controls.

Interest income increased approximately $10,000 for the current quarter over the same period in 2005 as a result of the Company's decision to invest excess cash in higher yield investments.

Interest expense of $8,000 decreased $4,000 due to a lower outstanding debt balance.

Net Income per share, as reported for basic and diluted outstanding shares, for the three months ended May 31, 2006, is $0.04 versus $0.04 for May 31, 2005.


Six Months Ended May 31, 2006 versus Six Months Ended May 31, 2005

For the six months ended May 31, 2006, the Company reported net income of $399,000 versus net income of $383,000 for the same period in 2005. Total revenue decreased $624,000, for the six months ended May 31, 2006, as compared to the six months ended May 31, 2005, primarily due to a decrease in Company-owned store sales of $477,000, and a decrease in licensing fees and other income of $247,000, offset by an increase in franchise fee revenue of $98,000.

Royalty fee revenue of $1,124,000, for the six months ended May 31, 2006, increased $2,000 from the six months ended May 31, 2005. The $2,000 increase is positive in that we had fewer franchise stores open than in the period ended May 31, 2005, indicating higher sales volume.

Franchise fee revenue of $206,000, for the six months ended May 31, 2006, increased by $98,000 from the same period in 2005. There were seven new franchise store openings in 2006, as compared to only two new franchise store openings in 2005.

Licensing fee and other income of $427,000, for the first six months ended May 31, 2006, decreased $247,000 from the same period in 2005 because the Company earned and received a $90,000 trademark infringement fee in May, 2005, and Sign Shop revenue decreased $97,000 in 2006. In 2005, the Sign Shop received considerable revenue from work received as a result of the Company's convention in late 2004.

Company-owned store sales of $268,000, for the six months ended May 31, 2006, decreased $477,000 as a result of one Company-owned store in 2006, versus three Company-owned stores in 2005.

Total operating expenses of $1,623,000, were 80% of total revenues for the six months ended May 31, 2006 versus $2,246,000, or 85%, in 2005. Expenses declined because there was only one Company-owned store operating for a majority of the six months ended May 31, 2006, versus three in the six months ended May 31, 2005, and because of continued tight cost controls.

Interest income increased $8,000 for the six months ended May 31, 2006 over the same period in 2005 as a result of the Company's decision to invest excess cash in higher yield investments.

Interest expense of $17,000 decreased $7,000 due to a lower outstanding debt balance.

Net Income per share, for the six months ended May 31, 2006, was $0.06 basic and $0.05 fully diluted versus income per share of $0.05 on both a basic and fully diluted basis at May 31, 2005.



Liquidity and Capital Resources
-------------------------------

The net cash provided by operating activities totaled $242,000 for the six months ended May 31, 2006, versus cash provided from operating activities of $280,000 for the same period in 2005. Cash provided by operating activities principally represents net income of $399,000, plus depreciation and amortization of $35,000, a loss on disposal of equipment of $17,000, a decrease to Marketing Fund contributions receivable of $9,000, an $18,000 decrease in accounts receivable, a reduction in inventories of $19,000 a reduction in prepaid assets of $52,000, and an increase in unexpended Marketing Fund contributions of $4,000. Uses of funds from operations were due to a $40,000 increase in restricted cash, a reduction in payables of $64,000, a reduction in accrued professional fees and other accrued liabilities of $67,000, a decrease in deferred franchise fee revenue of $118,000, a $24,000 decrease in other deferred revenue, and a $4,000 issuance of notes receivable.

Cash provided from investing activities during the six months ended May 31, of 2006 totaled $48,000, and was provided by collection of notes receivable of $54,000 and proceeds from sale of equipment of $5,000, offset by purchases of equipment of $7,000. Cash provided from investing activities during 2005 totaled $38,000, and was provided from collection of notes receivable equal to $40,000, offset by purchases of equipment for $2,000.

Financing activities used $837,000 during the first six months of 2006, due to the repayment of notes payable of $121,000 and the payment of cash dividends $722,000, offset by proceeds from the exercise of stock options in the amount of $6,000. In fiscal 2005 for this same period, financing activities used $664,000 due to repayment of notes payable of $115,000 and payment of cash dividends of $573,000, offset by proceeds from the exercise of stock options in the amount of $24,000.

Dividend Policy

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

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets-an amendment to APB Opinion No. 29." This Statement amends APB 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. Provisions of this Statement are effective for fiscal periods beginning after June 15, 2005. Adoption of SFAS No. 153 has not had a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, - a replacement of APB Opinion No. 20 and FASB Statement No. 3." This Statement replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 (the Company's period beginning December 1,
2006). Early adoption is permitted for accounting changes and correction of errors made in fiscal years beginning after the date this Statement is issued. Adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Management has considered all other recently issued accounting pronouncements and does not believe that the adoption of such pronouncements will have a material impact on the Company's financial statements.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended November 30, 2005, filed with the Securities and Exchange Commission on April 14, 2006. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2006.



ITEM 3.  CONTROLS AND PROCEDURES
Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of May 31, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were voted upon at the registrant's annual meeting of shareholders held May 25, 2006. Each of the proposals passed.

   1.  Election of directors


                             For             Withheld


   Michael W. Evans          6,773,904       222,814


   Michael K. Murtaugh       6,594,489       402,229


   Steven G. Feldman         6,798,238       198,480


   James A. Lentz            6,797,774       198,944



   2. Appointment of Altschuler, Melvoin and Glasser, LLP as independent auditors for the fiscal year ended November 30, 2006


   For           6,777,313


   Against       28,353


   Abstain       190,962


   Non-Vote      90



ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K

5/25/06 On May 25, 2006, the Board of Directors of BAB, Inc. authorized a $0.02 per share quarterly cash dividend. The dividend is payable July 5, 2006 to stockholders of record as of June 14, 2006.



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: July 17, 2006                                       /s/ Jeffrey M. Gorden
                                                           ---------------------
                                                               Jeffrey M. Gorden
                                                         Chief Financial Officer

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