Form 10QSB
period 2006-08-31
BAB, INC.
filed 2006-10-13
CIK 1123596

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: August 31, 2006
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________

     Commission file number: 0-31555


                                    BAB, Inc.

                 (Name of small business issuer in its charter)

           Delaware                                      36-4389547
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

            500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

As of October 13, 2006, BAB, Inc. had : 7,222,932 shares of Common Stock outstanding.

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

Item 5          Other Information

Item 6          Exhibits and Reports on Form 8-K

SIGNATURE

ITEM 1.     FINANCIAL INFORMATION

                                    BAB, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                 August 31, 2006

ASSETS
  Current Assets
     Cash                                                                             $ 1,821,229
     Restricted cash                                                                      241,510
     Receivables
       Trade accounts receivable (net of allowance for doubtful accounts of $32,787)       87,879
       Marketing fund contributions receivable from franchisees and stores                 22,269
       Notes receivable (net of allowance for doubtful accounts of $8,616)                 14,502
     Inventories                                                                           44,628
     Prepaid expenses and other current assets                                            120,595
                                                                                      -----------
           Total Current Assets                                                         2,352,612
                                                                                      -----------

     Property, plant and equipment (net of accumulated depreciation of $358,608)          108,940
     Notes receivable (net of current portion)                                              4,304
     Trademarks                                                                           763,667
     Goodwill                                                                           3,542,772
     Other (net of accumulated amortization of $300,197)                                    5,185
                                                                                      -----------
           Total Noncurrent Assets                                                      4,424,868
                                                                                      -----------
           Total Assets                                                               $ 6,777,480
                                                                                      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
  Current Liabilities
     Current portion of long-term debt                                                $   254,454
     Accounts payable                                                                      39,095
     Accrued expenses and other current liabilities                                       475,749
     Unexpended marketing fund contributions                                              189,160
     Deferred franchise fee revenue                                                       185,000
     Deferred revenue                                                                      57,829
                                                                                      -----------
           Total Current Liabilities                                                    1,201,287
                                                                                      -----------

  Long-term debt (net of current portion)                                                 273,572
  Deferred revenue (net of current portion)                                                59,233
                                                                                      -----------
           Total Noncurrent Liabilities                                                   332,805
                                                                                      -----------
           Total Liabilities                                                            1,534,092
                                                                                      -----------
  Stockholders' Equity (Deficit)
     Common stock                                                                      13,508,216
     Additional paid-in capital                                                           876,999
     Treasury stock                                                                      (222,781)
     Accumulated deficit                                                               (8,919,046)
                                                                                      -----------
           Total Stockholders' Equity                                                   5,243,388
                                                                                      -----------
           Total Liabilities and Stockholders' Equity                                 $ 6,777,480
                                                                                      ===========

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    BAB, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                    3 months ended                         9 months ended
                                            ---------------------------------     ---------------------------------
                                            August 31, 2006   August 31, 2005     August 31, 2006   August 31, 2005
                                            ---------------   ---------------     ---------------   ---------------
REVENUES
  Net sales by Company-owned stores         $       116,282   $       370,594     $       384,523   $     1,115,622
  Royalty fees from franchised stores               591,519           581,675           1,715,490         1,703,787
  Franchise fees                                     20,000            40,000             225,500           147,500
  Licensing fees and other income                   217,158           273,368             644,153           946,969
                                            ---------------   ---------------     ---------------   ---------------
       Total Revenues                               944,959         1,265,637           2,969,666         3,913,878
                                            ---------------   ---------------     ---------------   ---------------
OPERATING EXPENSES
Food, beverage and paper costs                       35,893           136,030             123,779           388,332
Store payroll and other operating expenses          108,822           316,565             369,815           939,213
Selling, general and administrative expenses:
  Payroll-related expenses                          314,869           336,407           1,030,477         1,013,460
  Occupancy                                          34,903            33,398             106,564            97,075
  Advertising and promotion                          18,857            32,525              78,482           115,822
  Professional service fees                          52,999            54,506             157,728           162,890
  Travel expenses                                    27,209            27,015              73,373            75,077
  Depreciation and amortization                      17,229            21,106              51,797            63,508
  Other                                             111,056           152,054             353,315           500,423
                                            ---------------   ---------------     ---------------   ---------------
       Total Operating Expenses                     721,837         1,109,606           2,345,330         3,355,800
                                            ---------------   ---------------     ---------------   ---------------
Income from operations                              223,122           156,031             624,336           558,078
  Interest income                                    20,421             2,249              33,129             6,080
  Interest expense                                   (7,067)          (10,696)            (23,687)          (34,363)
  Other income                                            0                --               1,585               512
                                            ---------------   ---------------     ---------------   ---------------
Income before provision for income taxes            236,476           147,584             635,363           530,307
                                            ---------------   ---------------     ---------------   ---------------
Provision for income taxes
  Current                                                --                --                  --                --
  Deferred                                               --                --                  --                --
                                            ---------------   ---------------     ---------------   ---------------
                                            ---------------   ---------------     ---------------   ---------------
Net  Income                                 $       236,476   $       147,584     $       635,363   $       530,307
                                            ===============   ===============     ===============   ===============
Net Income per share - Basic                $          0.03   $          0.02     $          0.09   $          0.07
                                            ---------------   ---------------     ---------------   ---------------
Net Income per share - Diluted              $          0.03   $          0.02     $          0.09   $          0.07
                                            ---------------   ---------------     ---------------   ---------------
Weighted average number of shares
outstanding - Basic                               7,222,932         7,208,946           7,222,436         7,175,427

Weighted average number of shares                 7,255,733         7,250,558           7,258,862         7,245,677
outstanding - Diluted
Cash dividends per share                    $          0.02   $             -     $          0.12   $          0.02
                                            ===============   ===============     ===============   ===============

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    BAB, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                      9 Months Ended
                                                            ---------------------------------
                                                            August 31, 2006   August 31, 2005
                                                            ---------------   ---------------
Operating activities
Net income                                                    $    635,363      $    530,307
Depreciation and amortization                                       51,797            65,795
Loss on sale of equipment                                           17,151                 -
Provision for uncollectible accounts, net of recoveries             (7,951)           36,000
Changes in:
     Trade accounts receivable                                      31,291            66,530
     Restricted cash                                               (37,455)          111,565
     Marketing fund contributions receivable                         8,120            12,369
     Notes receivable                                               (3,634)          (22,739)
     Inventories                                                    20,627            (9,299)
     Prepaid expenses and other                                     14,893           (21,140)
     Accounts payable                                              (54,333)          (59,880)
     Accrued liabilities                                           (31,530)         (126,476)
     Unexpended marketing fund contributions                        30,247          (123,888)
     Deferred franchise fee revenue                                (38,751)          184,475
     Other deferred revenue                                        (27,747)
                                                            ---------------   ---------------
          Net Cash Provided by Operating Activities                608,088           643,619
                                                            ---------------   ---------------

Investing activities
Purchase of equipment                                               (6,940)          (17,429)
Proceeds from sale of equipment                                      5,000                 -
Collection of notes receivable                                      52,269            49,073
                                                            ---------------   ---------------
          Net Cash Provided by  Investing Activities                50,329            31,644
                                                            ---------------   ---------------
Financing activities
Repayment of borrowings                                           (183,104)         (173,225)
Proceeds from exercise of stock options                              6,077            23,552
Payment of dividend                                               (866,685)         (717,161)
                                                            ---------------   ---------------
          Net Cash Used In Financing Activities                 (1,043,712)         (866,834)
                                                            ---------------   ---------------
                          Net Decrease in Cash                    (385,295)         (191,571)

                  Cash, Beginning of Period                      2,206,524         2,194,834
                                                            ---------------   ---------------
                  Cash, End of Period                         $  1,821,229      $  2,003,263
                                                            ===============   ===============
Supplemental disclosure of cash flow information:
                                                            ---------------   ---------------
Interest paid                                                     $ 13,996          $ 23,875
                                                            ---------------   ---------------

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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


2. Stores Open and Under Development

Stores which are open or under development at August 31, 2006 are as follows:

Stores open:
Company-owned                           1
Franchisees                           140
Licensed                                4
Under development                       7
                                     ----
     Total                            152

3. Earnings per Share


The following table sets forth the computation of basic and diluted earnings per share:

                                             3 months ended                              9 months ended
                                     ------------------------------------   ----------------------------------
                                      August 31, 2006   August 31, 2005     August 31, 2006    August 31, 2005
                                     ------------------------------------   ----------------------------------
Numerator:

Net income available to common
shareholders                          $      236,476    $      147,584       $      635,363    $      530,307

Denominator:

Weighted average outstanding shares
Basic                                      7,222,932         7,208,946            7,222,436         7,175,427

Earnings per Share - Basic            $         0.03    $         0.02       $         0.09    $         0.07

Effect of dilutive common stock               32,801            41,612               36,426            70,250

Weighted average outstanding shares
Diluted                                    7,255,733         7,250,558            7,258,862         7,245,677

Earnings per share - Diluted          $         0.03    $         0.02       $         0.09    $         0.07


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

5. Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan
(Plan). The Plan reserves 1,400,000 shares of common stock for grant. As of August 31, 2006, 1,185,000 stock options were granted to directors, officers and employees, leaving 215,000 options available for grant. As of August 31, 2006, there were 915,869 stock options exercised and 50,582 stock options forfeited or expired under the Plan.

                                                 9 months ended
                                   -------------------------------------------
                                    August 31, 2006           August 31, 2005
                                   -----------------         -----------------
                                       Options                    Options
                                   -----------------         -----------------
Options Outstanding at                 163,034                     258,486
beginning of period
Granted                                 75,000                      95,000
Forfeited                               (5,499)                     (3,000)
Exercised                              (13,986)                   (179,452)
                                   -----------------         -----------------
Options Outstanding at end of
period                                 218,549                     171,034

The Company uses the intrinsic method, as allowed by SFAS 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors. No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

For those companies that do not elect to change their method of accounting for stock-based employee compensation, SFAS Statement No. 148 requires increased disclosure of the pro forma impact of applying the fair value method to the reported operating results. The increased disclosure requirements apply to the Company's interim and annual financial statements. Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS 123, net income would have been reduced by approximately $8,000 for the 3 months ended August 31, 2006, $31,000 for the 9 months ended August 31, 2006, $9,000 for the 3 months ended August 31, 2005, and $22,000 for the 9 months ended August 31, 2005 based on the Black-Scholes option-pricing model.

The following table illustrates the effect on net income and earnings per share:

                                                          3 months ended                        9 months ended
                                                   ----------------------------------  --------------------------------
                                                   August 31, 2006   August 31, 2005   August 31, 2006  August 31, 2005
                                                   ----------------------------------  --------------------------------
Pro forma impact of fair value method
Reported net income                                 $   236,476      $   147,584         $   635,363       $   530,307
Less: Fair value impact of employee stock
       compensation                                      (8,403)          (9,400)            (30,594)          (22,300)

Pro forma net income                                $   228,073      $   138,184         $   604,769       $   508,007
Earnings per common share
Basic - as reported                                 $      0.03      $      0.02         $      0.09       $      0.07
Diluted - as reported                               $      0.03      $      0.02         $      0.09       $      0.07
Basic - pro forma                                   $      0.03      $      0.02         $      0.08       $      0.07
Diluted - pro forma                                 $      0.03      $      0.02         $      0.08       $      0.07

Weighted average Black Scholes fair value
assumptions
Risk free interest rate                                    4.39%            4.00%             4.39%               4.00%
Expected life                                          10.0 yrs          5.3 yrs          10.0 yrs             5.3 yrs
Expected volatility                                        1.23             2.53              1.23                2.53
Expected dividend yield                                    7.00%            4.60%             7.00%               4.60%


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

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,000, totaled $5,000, net of accumulated amortization expense of $90,000, as of August 31, 2006.

Amortization expense of intangible assets with definitive lives for the nine months ended August 31, 2006 was $7,000. The estimated amortization expense on these intangible assets is $9,200 in 2006 and $2,900 in 2007.

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

General

The Company has one Company-owned store and 140 franchised and 4 licensed units at August 31, 2006. Units in operation at August 31, 2005 included three Company-owned stores and 147 franchised and 4 licensed units. System-wide revenues in the nine months ended August 31, 2006 were $35 million as compared to August 31, 2005 which were $36 million.

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

At August 31, 2006, the Company had 18 employees, including 1 part-time employee, at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 20 employees at August 31, 2005.

Results of Operations

Three Months Ended August 31, 2006 versus Three Months Ended August 31, 2005

For the three months ended August 31, 2006, the Company reported net income of $236,000 versus net income of $148,000 for the same period in 2005. Total revenue decreased $321,000, for the three months ended August 31, 2006, as compared to the three months ended August 31, 2005, primarily due to a decrease in Company-owned store sales of $254,000. Other income decreased by $41,000 and franchise fee revenue decreased $20,000.

Royalty fee revenue of $592,000, for the quarter ended August 31, 2006, increased $10,000 from the quarter ended August 31, 2005. The Company earned $15,000 income in 2006 due to the premature closing of a franchisee's store.

Franchise fee revenue of $20,000, for the quarter ended August 31, 2006, decreased $20,000 from the quarter ended August 31, 2005. One store opened during the quarter ended August 31, 2005, versus none in the same quarter of 2006.

Licensing fee and other income of $217,000, for the quarter ended August 31, 2006, decreased $56,000 from the quarter ended August 31, 2005. In 2005 the Company earned $34,000 for the sale of a Company-owned store. Sign Shop revenue decreased $19,000 in 2006.

Company-owned store sales of $116,000, for the quarter ended August 31, 2006, decreased $254,000 from the quarter ended August 31, 2005. This decrease is due to the fact the Company had one Company-owned store, versus three Company-owned stores for the quarter ending August 31, 2005.

Total operating expenses of $722,000, were 76% of total revenues, for the quarter ended August 31, 2006, versus $1,110,000, or 88%, in 2005. Expenses declined because there was only one Company-owned store operating in the quarter ended August 31, 2006, versus three in the quarter ended August 31, 2005, and because of continued tight cost controls.

Interest income of $20,000 increased approximately $18,000 for the current quarter over the same period in 2005 as a result of the Company's decision to invest excess cash in higher yield investments.

Interest expense of $7,000 decreased $4,000 due to a lower outstanding debt balance.

Net Income per share, as reported for basic and diluted outstanding shares, for the three months ended August 31, 2006, was $0.03 versus $0.02 for the three months ended August 31, 2005.


Nine Months Ended August 31, 2006 versus Nine Months Ended August 31, 2005

For the nine months ended August 31, 2006, the Company reported net income of $635,000 versus net income of $530,000 for the same period in 2005. Total revenue decreased $944,000, for the nine months ended August 31, 2006, as compared to the nine months ended August 31, 2005, primarily due to a decrease in Company-owned store sales of $731,000, and a decrease in licensing fees and other income of $303,000, offset by an increase in franchise fee revenue of $78,000.

Royalty fee revenue of $1,715,000, for the nine months ended August 31, 2006, increased $12,000 from the nine months ended August 31, 2005. Included in the 2006 revenue is $15,000 of income from the premature closing of a franchisee's store.

Franchise fee revenue of $226,000, for the nine months ended August 31, 2006, increased by $78,000 from the same period in 2005. There were seven new franchise store openings in 2006, as compared to only three new franchise store openings in 2005.

Licensing fee and other income of $644,000, for the nine months ended August 31, 2006, decreased $303,000 from the same period in 2005 because the Company earned and received a $90,000 trademark infringement fee in May, 2005, and Sign Shop revenue decreased $116,000 in 2006. In 2005, the Sign Shop received considerable revenue from work received as a result of the Company's convention in late 2004. The nine month period in 2005 also includes $34,000 from the sale of assets at an operating store and $29,000 additional sublease rental income.

Company-owned store sales of $385,000, for the nine months ended August 31, 2006, decreased $731,000 as a result of one Company-owned store in 2006, versus three Company-owned stores in 2005.

Total operating expenses of $2,345,000, were 79% of total revenues for the nine months ended August 31, 2006 versus $3,356,000, or 86%, in 2005. Expenses declined because there was only one Company-owned store operating for a majority of the nine months ended August 31, 2006, versus three in the nine months ended August 31, 2005, and because of continued tight cost controls.

Interest income of $33,000 increased $27,000 for the nine months ended August 31, 2006 over the same period in 2005 as a result of the Company's decision to invest excess cash in higher yield investments.

Interest expense of $24,000 decreased $11,000 due to a lower outstanding debt balance.

Net Income per share, for the nine months ended August 31, 2006, was $0.09 on a basic and fully diluted basis versus $0.07 on a basic and fully diluted basis for the nine months ended August 31, 2005.



Liquidity and Capital Resources
-------------------------------

The net cash provided by operating activities totaled $608,000 for the nine months ended August 31, 2006, versus cash provided from operating activities of $644,000 for the same period in 2005. Cash provided by operating activities principally represents net income of $635,000, plus depreciation and amortization of $52,000, a loss on disposal of equipment of $17,000, a reduction in bad debt of $8,000, a decrease to Marketing Fund contributions receivable of $8,000, a $31,000 decrease in accounts receivable, a reduction in inventories of $21,000, a reduction in prepaid assets of $15,000, and an increase in unexpended Marketing Fund contributions of $30,000. Uses of funds from operations were due to a $37,000 increase in restricted cash, a reduction in payables of $54,000, a reduction in accrued professional fees and other accrued liabilities of $32,000, a decrease in deferred franchise fee revenue of $39,000, a $28,000 decrease in other deferred revenue, and issuance of $4,000 in notes receivable.

Cash provided from investing activities during the nine months ended August 31, 2006 totaled $50,000, and was provided by collection of notes receivable of $52,000 and proceeds from sale of equipment of $5,000, offset by purchases of equipment of $7,000. Cash provided from investing activities during 2005 totaled $32,000, and was provided from collection of notes receivable equal to $49,000, offset by purchases of equipment for $17,000.

Financing activities used $1,044,000 during the nine months ended August 31, 2006, due to the repayment of notes payable of $183,000 and the payment of cash dividends of $867,000, offset by proceeds from the exercise of stock options in the amount of $6,000. In fiscal 2005 for this same period, financing activities used $867,000 due to repayment of notes payable of $173,000 and payment of cash dividends of $717,000, offset by proceeds from the exercise of stock options in the amount of $24,000.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB/A for the fiscal year ended November 30, 2005, filed with the Securities and Exchange Commission on April 14, 2006. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2006.






ITEM 3.    CONTROLS AND PROCEDURES
Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of August 31, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the quarter ended August 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None filed during this quarter.




SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.



Dated: October 13, 2006
                                                           /s/ Jeffrey M. Gorden
                                                           ---------------------
                                                               Jeffrey M. Gorden
                                                         Chief Financial Officer

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

                            SUBSIDIARIES OF BAB, INC.

Exhibit 21.1

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation

Brewster's Franchise Corporation, an Illinois corporation

My Favorite Muffin Too, Inc., a New Jersey corporation