Form 10KSB
period 2006-11-30
BAB, INC.
filed 2007-02-28
CIK 1123596

FORM 10-KSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark one)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the year ended: November 30, 2006

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


Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.


[X] Yes [  ] No


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]


State issuer's revenues for its most recent fiscal year:

$3,917,391


The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,741,662 based on 3,704,616 shares held by nonaffiliates as of February 16, 2007; Closing price ($1.01), bid ($0.96) and ask ($1.01) prices for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,099 shares of Common Stock, as of February 16, 2007.


Transitional Small Business Disclosure Format (check one):       [  ] Yes [X] No

FORM 10-KSB INDEX

PART I

Item 1            Description of Business                                                                     3
                  -----------------------
                  Overview
                  --------
                  Customers
                  ---------
                  Suppliers
                  ---------
                  Locations
                  ---------
                  Store Operations
                  ----------------
                  Franchising
                  -----------
                  Competition
                  -----------
                  Trademarks and Service Marks
                  ----------------------------
                  Government Regulation
                  ---------------------
                  Employees
                  ---------
Item 2            Description of Property                                                                      7
                  -----------------------
Item 3            Legal Proceedings                                                                            7
                  -----------------
Item 4            Submission of Matters to a Vote of Security Holders                                          7
                  ---------------------------------------------------
PART II

Item 5.           Market for the Common Equity and Related Stockholder Matters                                 8
                  ------------------------------------------------------------
Item 6.           Management's Discussion and Analysis of Financial Condition and Results of                   9
                  Operations
                  ---------------------------------------------------------------------------
Item 7.           Financial Statements                                                                        13
                  --------------------
Item 8.           Changes in and Disagreement with Accountants on Accounting and Financial Disclosure         33
                  -----------------------------------------------------------------------------------
Item 8A.          Controls and Procedures                                                                     33
                  -----------------------

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with               33
                  Section 16(a) of the Exchange Act
                  ------------------------------------------------------------------------------
                  Code of Ethics
                  --------------
Item 10.          Executive Compensation                                                                      36
                  ----------------------
Item 11.          Security Ownership of Certain Beneficial Owners and Management                              37
                  ---------------------------------------------------------------
Item 12.          Certain Relationships and Related Transactions                                              38
                  ----------------------------------------------
Item 13.          Exhibits and Reports on Form 8-K                                                            39
                  --------------------------------
Item 14.          Principal Accountant Fees and Services                                                      39
                  --------------------------------------
                  Exhibits

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS OVERVIEW

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At November 30, 2006, the Company had 140 units in operation in 26 states, and 2 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and Company-owned store features daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily. BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products. MFM units are primarily in the Middle Atlantic States. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in the Company-owned store, and most franchised units.

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

Operating Income

The Company reported net income of $717,000 for the year ended November 30, 2006, and net income of $693,000 for the year ended November 30, 2005. The Company believes that with its continued focus on franchising and licensing operations, it will continue to be profitable. The Company will also continue to review and institute cost controls where deemed necessary.

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

                                    CUSTOMERS

The Company-owned store sells to the general public; therefore the Company is not dependent on a particular customer or small group of customers. Regarding the Company's franchising operation, the franchisees represent a varied geographic and demographic group. Among some of the primary services the Company provides to its franchisees are marketing assistance, training, time-tested, successful recipes, bulk purchasing discounts, food service knowledgeable personnel and brand recognition.

                                    SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods, Hawkeye Foodservice, and Coca-Cola. The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are readily available from other sources.

                                    LOCATIONS

The Company has 136 franchised locations, 3 licensees and 1 Company-owned store. Of the 136 locations, 134 are located in 26 states and 2 International units are located in the United Arab Emirates.

                                STORE OPERATIONS

BIG APPLE BAGELS--BAB franchised and Company-owned stores daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads. Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from Company-owned store, and from other franchise stores, store layout is generally consistent.

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

BREWSTER'S COFFEE--Although the Company doesn't have, or actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in all Company-owned and most of the franchised units.

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

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by New World Coffee-Manhattan Bagel Inc. The Company's continued success is dependent to a substantial extent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation may be affected not only by the performance of the Company-owned store but also by the performance of its franchise stores, over which the Company has limited control.

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

                              GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled "Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures" (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly; the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisers based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

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

                                    EMPLOYEES

As of November 30, 2006, the Company employed 33 persons, consisting of 14 working in the Company-owned store, of which 10 are part-time employees. The remaining employees are responsible for Corporate management and oversight, advertising and franchising. None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased pursuant to a lease expiring January 31, 2011. Additionally, the Company leases space for its Company-owned store. The lease term for the store is for an initial term of five years and contains an option for renewal for two five-year terms. (See Note 7 in the audited consolidated financial statements included herein.)

ITEM 3. LEGAL PROCEEDINGS


None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2006. The Company's Common Stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

      Year Ended: November 30, 2005                                    Low                       High
      -------------------------------------------------------------------------------------------------------
      First quarter                                                   0.75                       1.00
      Second quarter                                                  0.78                       0.97
      Third quarter                                                   0.85                       1.30
      Fourth quarter                                                  0.90                       1.45

      Year Ended: November 30, 2006                                    Low                       High
      -------------------------------------------------------------------------------------------------------
      First quarter                                                   0.90                       1.22
      Second quarter                                                  0.73                       1.01
      Third quarter                                                   0.85                       1.01
      Fourth quarter                                                  0.95                       1.07

As of February 16, 2007, the Company's Common Stock was held by 185 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 16, 2007, is approximately 1,400 based upon information provided by a proxy services firm.


STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan ( Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of common stock for grant. A total of 1,400,000 stock options have been granted since plan inception. In 2006, 2005, 2004 and 2003, 290,000, 95,000, 115,000, and 300,000
stock options, respectively, were granted to directors, officers and employees. As of November 30, 2006, 1,400,000 stock options were granted to directors, officers and employees, leaving zero options available for grant. As of February 16, 2007, there were 1,007,218 stock options exercised or forfeited under the stock option plan. (See Note 6 of the audited consolidated financial statements included herein.)

DIVIDEND POLICY

The Board of Directors of the Company declared quarterly cash dividends of $.02 per share on March 13, 2006, May 25, 2006, September 6, 2006, and November 16, 2006. A $.02 per share special dividend was also declared on November 16, 2006. These dividends were payable on April 13, 2006, July 5, 2006, October 9, 2006, and January 11, 2007, respectively, in the amounts of $144,445, $144,459, $144,459, and $290,524. (See Note 5 of the audited consolidated financial statements included herein.)

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

                                     GENERAL

The Company has 136 franchised, 3 licensed units, and 1 Company-owned store as of the end of 2006. Units in operation at the end of 2005 included 145 franchised, 3 licensed, and 2 Company-owned stores. System-wide revenues in 2006 were $ 47 million compared to $48 million in 2005.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store and receipt of initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros. and Mrs. Fields).

During 2006, even though revenue declined due to fewer Company-owned stores and slightly lower franchising revenues, the Company continued to control costs. Total operating expenses decreased to $3,228,000, or 82.4% of total revenue in 2006 compared to $4,398,000, or 85.8% in 2005.

                         YEAR 2006 COMPARED TO YEAR 2005

Total revenues from all sources decreased $1,208,000, or 23.6%, to $3,917,000 in 2006 from $5,125,000 in the prior year primarily due to fewer Company-owned store locations in 2006 versus 2005. Net sales at Company-owned stores decreased $939,000, or 65.2% to $501,000 in 2006, versus $1,440,000 in 2005 because the
Company had one Company-owned store in 2006, versus three in 2005.

Royalty revenue from franchise stores was down $2,000, or .1%, to $2,275,000 in 2006 as compared to $2,277,000 in 2005. Franchise fee revenue increased $55,000, or 25.2%, to $272,000, in 2006 versus $218,000 in 2005. The Company opened 8 stores in 2006 versus 5 in 2005. At November 30, 2006, the Company had 8 units under development, the same as November 30, 2005. More new franchises are opening in developing centers which leads to longer timeframes between execution of franchise agreements and occupancy. Licensing fees and other income decreased $321,000, or 27.0%, to $869,000 in 2006 as compared to $1,190,000 in 2005. A trademark infringement lawsuit against a former franchisee resulted in $90,000 of income in 2005. Sign Shop revenue was $130,000 higher in 2005 as a result of 2004 post convention sales. The Company received $34,000 for the sale of assets from a franchise location temporarily managed by the Company-owned store division in 2005, and the Company had $29,000 more sublease rental income in 2005. Total operating expenses of $3,227,890, were 82.4% of total revenues for 2006 versus $4,398,112, or 85.8%, for 2005. Expenses declined because there was only one Company-owned store operating for a majority of 2006, versus three stores in 2005, and because of continued tight cost controls.
Corporate office payroll and payroll related expenses increased $49,000, or 3.4%, to $1,481,000, from $1,432,000, in 2005. Occupancy expense increased $12,000, or 9.7% in 2006, to $137,000, from $125,000 in 2005. Professional fees decreased $21,000, or 10.1%, to $187,000 in 2006, from $208,000 in 2005, and
Other expenses decreased $135,000, or 22.3%, to $472,000 in 2006 from $607,000 in 2005. There was a reduction in depreciation and amortization expense of $15,000, or 17.7% in 2006, to $70,000, from $85,000, in 2005. Provision for uncollectible accounts decreased $44,000, to ($8,000), in 2006 compared to $36,000, in 2005. Income from operations for the period ended November 30, 2006 was $690,000 as compared to $727,000 in 2005. Interest income increased $47,000, to $57,000, in 2006, compared to $10,000, in 2005, as a result of the Company investing excess cash in higher yielding investments. Interest expense decreased $14,000 to $30,000 in 2006, compared to $44,000 in 2005, primarily due to a decrease in outstanding debt.

Net income totaled $717,000, or 18.3% of revenue in 2006 as compared to $693,000, or 13.5% of revenue in the prior year.

                         LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $868,000 during 2006. Cash provided from operating activities principally represents net income of $717,000, plus depreciation and amortization of $70,000, plus the loss on the sale of equipment of $18,000, less the change in the provision for doubtful accounts of ($8,000), plus a reduction in trade accounts receivable of $12,000, less an increase in restricted cash of $30,000, plus a decrease in Marketing Fund contributions receivable of $900, plus a decrease in inventory of $19,000, plus a decrease in notes receivable of $69,000, plus a decrease in prepaid expenses of $35,000, less a decrease in accounts payable of $37,000, a decrease in accrued liabilities of $62,000, plus an increase in unexpended Marketing Fund contributions of $28,000, and less a decrease in deferred revenue of $36,000. Cash provided from operating activities in 2005 totaled $974,000. This cash principally represented net income of $693,000, plus depreciation and amortization of $85,000, plus the increase in provision for doubtful accounts of $36,000, plus a reduction in trade accounts receivable of $94,000, plus a reduction in restricted cash of $118,000, plus a reduction in Marketing Fund contributions receivable of $34,000, plus a reduction in notes receivable of $31,000, plus an increase in deferred revenue of $191,000, offset by a decrease in accrued liabilities of $93,000, a decrease in Marketing Fund obligations of $151,000, an increase in prepaid and other assets of $22,000, an increase in inventories of $1,000, and a decrease in accounts payable of $39,000.

Cash used for investing activities during 2006 totaled $10,000, consisting of the purchase of equipment of $14,000, offset by proceeds from the sale of equipment of $4,000. Cash used for investing activities during 2005 totaled $16,000, for the purchase of property and equipment.

Financing activities used $1,272,000 during 2006, due to the repayment of notes payable of $267,000 and the payment of dividends equal to $1,011,000, offset by proceeds of $6,000 from the exercise of options. Financing activities used $946,000 during 2005, due to the repayment of notes payable of $253,000 and the payment of dividends of $717,000, offset by proceeds of $24,000 from the exercise of stock options.

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

                          CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 of the audited consolidated financial statements included herein). While all of the significant accounting policies impact the Company's Consolidated Financial Statements, some of the policies may be viewed to be more critical. The more critical policies are those that are most important to the portrayal of the Company's financial condition and results of operations and that require management's most difficult, subjective and/or complex judgments and estimates. Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances. The results of judgments and estimates form the basis for making judgments about the Company's value of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates under different assumptions or conditions. Management believes the following are its' most critical accounting policies because they require more significant judgments and estimates in preparation of its' consolidated financial statements.

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

The Company earns a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and from the sale of coffee from a coffee bean roaster for the sale of BAB branded product to the franchised and licensed units.

Long-Lived Assets

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

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk. These financial instruments consist primarily of royalty and wholesale accounts receivables. Amounts due from franchisees represented approximately 60% and 55% of the receivable balance at November 30, 2006 and 2005, respectively. The Company believes it has maintained adequate reserves for doubtful accounts. The Company reviews the collectibility of receivables periodically, taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2006, the Company has cumulative net operating loss carryforwards expiring between 2017 and 2021 for U.S. federal income tax purposes of approximately $6,578,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,032,000 at November 30, 2006 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.) In prior years, the Company established a full valuation allowance because it believed there was uncertainty as to realization of the net operating loss carryforward deferred tax asset based on historical operating results. The full valuation allowance still exists at the end of 2006 because the Company believes it is appropriate.

Recent Accounting Pronouncements


In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 (the Company's period beginning December 1,
2006). Adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position or results of operations.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

                                    BAB, Inc.
               Years Ended November 30, 2006 and November 30, 2005

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

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm


Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheet of BAB, Inc. as of November 30, 2006 and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note 2 to the consolidated financial statements, the Company adopted the provisions of Securities and Exchange Commission Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements", on November 30, 2006.


By:  /s/ McGladrey and Pullen, LLP


Chicago, Illinois
February 27, 2007

Report of Independent Registered Public Accounting Firm


Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheet of BAB, Inc. as of November 30, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2005, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


By:  /s/ ALTSCHULER, MELVOIN AND GLASSER LLP


Chicago, Illinois
January 20, 2006

                                    BAB, Inc
                           Consolidated Balance Sheets
                            November 30 2006 and 2005

                                                                         2006           2005
                                                                      ------------   ------------
ASSETS
   Current Assets
      Cash                                                             $1,792,666     $2,206,524
      Restricted cash                                                     234,114        204,055
      Receivables
           Trade accounts receivable (net of allowance for doubtful
            accounts of $32,352 in 2006 and $83,220 in 2005)               92,377        104,110
           Marketing fund contributions receivable from franchisees
            and stores                                                     29,478         30,389
           Notes receivable (net of allowance for doubtful accounts of
            $10,690 in 2006 and $7,769 in 2005)                             8,262         33,700
      Inventories                                                          46,048         65,255
      Prepaid expenses and other current assets                           100,439        135,488
                                                                      ------------   ------------
           Total Current Assets                                         2,303,384      2,779,521
                                                                      ------------   ------------

      Property, plant and equipment                                       100,761        169,081
      Notes receivable (net of allowance for doubtful accounts of
       $5,906 in 2006)                                                      5,282         40,849
      Trademarks                                                          763,667        763,666
      Goodwill                                                          3,542,772      3,542,772
      Other (net of accumulated amortization of $302,486 in 2006
      and $293,329 in 2005)                                                 2,896         12,053
                                                                      ------------   ------------
           Total Noncurrent Assets                                      4,415,378      4,528,421
                                                                      ------------   ------------

           Total Assets                                                $6,718,762     $7,307,942
                                                                      ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Current portion of long-term debt                                  $192,740       $266,824
      Accounts payable                                                     55,961         93,428
      Accrued expenses and other current
       liabilities                                                        445,506        507,279
      Dividends payable                                                   290,524        577,781
      Unexpended marketing fund contributions                             186,479        158,913
      Deferred franchise fee revenue                                      210,000        210,000
      Deferred licensing revenue                                           76,579         71,579
                                                                      ------------   ------------
           Total Current Liabilities                                    1,457,789      1,885,804
                                                                      ------------   ------------

   Long-term debt (net of current portion)                                251,567        444,307
   Deferred revenue (net of current portion)                               45,818         86,980
                                                                      ------------   ------------
           Total Noncurrent Liabilities                                   297,385        531,287
                                                                      ------------   ------------
           Total Liabilities                                            1,755,174      2,417,091
                                                                      ------------   ------------

   Stockholders' Equity
      Common stock ($.001 par value; 15,000,000 shares
       authorized; 8,426,377 and 8,412,391 shares issued,
       and 7,222,932 and 7,208,946 shares outstanding as of
       November 30, 2006 and 2005, respectively)                       13,508,216     13,508,202
      Additional paid-in capital                                          876,999        870,935
      Treasury stock                                                     (222,781)      (222,781)
      Accumulated deficit                                              (9,198,846)    (9,265,505)
                                                                      ------------   ------------
           Total Stockholders' Equity                                   4,963,588      4,890,851
                                                                      ------------   ------------
           Total Liabilities and Stockholders' Equity                  $6,718,762     $7,307,942
                                                                      ============   ============

                              See accompanying notes

                                    BAB, Inc
                        Consolidated Statements of Income
                           November 30, 2006 and 2005

                                                                      2006                2005
                                                                ----------------    ----------------
Revenues
   Net sales by Company-owned stores                            $       500,689     $     1,440,118
   Royalty fees from franchised stores                                2,275,483           2,277,099
   Franchise fees                                                       272,219             217,500
   Licensing fees and other income                                      869,000           1,190,378
                                                                ----------------    ----------------
             Total Revenues                                           3,917,391           5,125,095
                                                                ----------------    ----------------

Operating Expenses
   Food, beverage and paper costs                                       159,615             500,374
   Store payroll and other operating expenses                           472,029           1,148,849
   Selling, general and administrative expenses:
        Payroll-related expenses                                      1,481,174           1,431,847
        Occupancy                                                       137,268             125,185
        Advertising and promotion                                       110,055             149,648
        Professional service fees                                       186,644             207,529
        Travel expenses                                                 139,337             142,657
        Depreciation and amortization                                    69,653              84,664
        Other                                                           472,115             607,359
                                                                ----------------    ----------------
             Total Operating Expenses                                 3,227,890           4,398,112
                                                                ----------------    ----------------
Income from operations                                                  689,501             726,983
                                                                ----------------    ----------------

Interest income                                                          56,790               9,881
Interest expense                                                        (29,684)            (44,007)

                                                                ----------------    ----------------
Income before provision for income taxes                                716,607             692,857
                                                                ----------------    ----------------
Provision for income taxes
        Current                                                               -                   -
        Deferred                                                              -                   -
                                                                ----------------    ----------------

                                                                ----------------    ----------------
Net Income                                                      $       716,607     $       692,857
                                                                ================    ================

   Net Income per share - Basic                                 $          0.10     $          0.10
                                                                ----------------    ----------------
   Net Income per share - Diluted                               $          0.10     $          0.10
                                                                ----------------    ----------------

   Weighted average number of shares outstanding - Basic              7,222,560           7,183,783
   Weighted average number of shares outstanding - Diluted            7,259,149           7,240,721

                             See accompanying notes

                                    BAB, Inc
                 Consolidated Statements of Stockholders' Equity
                           November 30, 2006 and 2005

                                                  Additional
                               Common Stock        Paid-In         Treasury Stock         Accumulated
                           Shares       Amount     Capital      Shares        Amount        Deficit          Total
                         ------------------------ ---------- --------------------------- -------------- ----------------
November 30, 2004        $8,232,939  $13,508,023   $847,562  $(1,203,445) $    (222,781) $  (9,236,402) $     4,896,402

Stock Options Exercised     179,452          179     23,373                                                      23,552

Dividends Declared                                                                            (721,960)        (721,960)

Net Income                                                                                     692,857          692,857


November 30, 2005,       ----------- ------------ ---------- ------------ -------------- -------------- ----------------
as previously reported    8,412,391   13,508,202    870,935   (1,203,445)      (222,781)    (9,265,505)       4,890,851
                         ----------- ------------ ---------- ------------ -------------- -------------- ----------------

Cumulative effect of
 adjustment to reflect
 adoption of SEC Staff
 Accounting Bulletin No.
 108 (See Note 2)                                                                               73,938           73,938
                         ----------- ------------ ---------- ------------ -------------- -------------- ----------------
November 30, 2005, as
 restated                 8,412,391   13,508,202    870,935   (1,203,445)      (222,781)    (9,191,567)       4,964,789
                         ----------- ------------ ---------- ------------ -------------- -------------- ----------------

Stock Options Exercised      13,986           14      6,064                                                       6,078

Dividends Declared                                                                            (723,886)        (723,886)

Net Income                                                                                     716,607          716,607
                         ----------- ------------ ---------- ------------ -------------- -------------- ----------------
November 30, 2006        $8,426,377  $13,508,216   $876,999  $(1,203,445) $    (222,781) $  (9,198,846) $     4,963,588
                         ----------- ------------ ---------- ------------ -------------- -------------- ----------------

                             See accompanying notes

                                    BAB, Inc
                      Consolidated Statements of Cash Flow
                           November 30, 2006 and 2005

                                                                      2006                2005
                                                                ----------------    ----------------
Operating activities
Net income                                                      $       716,607     $       692,857
Depreciation and amortization                                            69,653              84,664
Loss on sale of equipment                                                17,651                   -
Provision for uncollectible accounts, net of recoveries                  (8,346)             36,000
Changes in:
  Trade accounts receivable                                              11,733              93,640
  Restricted cash                                                       (30,059)            117,550
  Marketing fund contributions receivable                                   911              34,017
  Notes Receivable                                                       69,352              30,597
  Inventories                                                            19,207              (1,148)
  Prepaid expenses and other                                             35,050             (22,233)
  Accounts payable                                                      (37,466)            (39,102)
  Accrued liabilities                                                    12,164             (92,991)
  Unexpended marketing fund contributions                                27,566            (151,084)
  Deferred revenue                                                      (36,162)            191,059
                                                                ----------------    ----------------
      Net Cash Provided by Operating Activities                         867,861             973,826
                                                                ----------------    ----------------

Investing activities
Purchase of equipment                                                   (14,327)            (15,959)
Proceeds from sale of equipment                                           4,500                   -
                                                                ----------------    ----------------
      Net Cash Used In Investing Activities                              (9,827)            (15,959)
                                                                ----------------    ----------------

Financing activities
Repayment of borrowings                                                (266,825)           (252,568)
Proceeds from exercise of stock options                                   6,077              23,552
Payment of dividend                                                  (1,011,144)           (717,161)
                                                                ----------------    ----------------
      Net Cash Used In Financing Activities                          (1,271,892)           (946,177)
                                                                ----------------    ----------------


                    Net Increase (Decrease) in Cash                    (413,858)             11,690

                    Cash, Beginning of Period                         2,206,524           2,194,834
                                                                ----------------    ----------------
                    Cash, End of Period                         $     1,792,666     $     2,206,524
                                                                ================    ================


Supplemental disclosure of cash flow information:
Interest paid                                                   $        30,977     $        45,232
                                                                ================    ================
Income taxes paid                                               $             -     $             -
                                                                ================    ================

Supplemental disclosure of noncash investing and financing activities:
On November 16, 2006, a quarterly $0.02 per share cash dividend and a $0.02 per share special dividend was declared, payable January 11, 2007, and recorded as a dividend payable in the amount of $290,524 at November 30, 2006. On October 7, 2005 a semi-annual $0.02 per share cash dividend and a special dividend of $0.06 per share was declared, payable January 3, 2006, and was recorded as a dividend payable in the amount of $577,781 at November 30, 2005.

                             See accompanying notes

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005


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

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005


Note 2 - Summary of Significant Accounting Policies (Continued)

The Company earns a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and from the sale of coffee from a coffee bean roaster for the sale of BAB branded product to the franchised and licensed units noted in the table below. Stores which have been opened, and unopened stores for which a Franchise Agreement has been executed at November 30, 2006 and 2005 are as follows:


                                                  2006                2005
                                          -------------       -------------
     Stores opened
             Company-owned                           1                   2
             Franchisee-owned                      136                 145
             Licensed                                3                   3
                                          -------------       -------------
                                                   140                 150
     Unopened stores
             Franchise Agreement                     8                   8
                                          -------------       -------------
                                                   148                 158
                                          -------------       -------------


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

Marketing Fund

Systems established a Marketing Fund (Fund) during 1994. Franchisees and the Company-owned store are required to contribute to the Fund based on their retail sales. The Fund also earns revenues from commissions paid by certain vendors on the sale of BAB licensed products to franchisees.

Cash

Bank deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. Deposits may from time to time exceed federally insured limits. As of November 30, 2006 and 2005, the Fund cash balances, which are restricted, were $155,300 and $128,129 respectively. Also included in restricted cash at November 30, 2006 and 2005 is a $78,814 and $75,926 certificate of deposit, respectively, that serves as collateral for a Letter of Credit for the Corporate Office facility lease entered with IL-Corporate 500 Centre, L.L.C., as required by the lease.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005


Note 2 - Summary of Significant Accounting Policies (Continued)

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

Property, Plant and Equipment

Property and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 7 years for property and equipment and 10 years, or term of lease, if less, for leasehold improvements. Maintenance and repairs are charged to expense as incurred. Expenditures that materially extend the useful lives of assets are capitalized.

Goodwill and Other Intangible Assets

The Company's intangible assets consist primarily of trademarks and goodwill. SFAS No. 142, "Goodwill and Other Intangible Assets" was adopted beginning with the quarter ended February 29, 2003. This requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests using a discounted cash flow model to determine the assets fair value. The Company no longer amortizes goodwill or trademarks, but instead, the Company's intangible assets are tested annually for impairment. No impairment has been recorded for the years ended November 30, 2006 or 2005.

The net book value of intangible assets with definite lives totaled $2,896 and $12,053 at November 30, 2006 and 2005, respectively. The gross value of definite lived intangible assets and their respective accumulated amortization are as follows:

                                                                     Accumulated Amortization
        Definite Lived Intangible Assets         Original Cost              November 30, 2006
        --------------------------------------------------------------------------------------
        Master Lease Origination Fees                   $95,382                        $92,486
        --------------------------------------------------------------------------------------

Definitive lived intangible assets are being amortized over their useful lives. The Company recorded amortization expense for definitive lived intangible assets of $9,157 for both years ended November 30, 2006 and 2005. The amortization expense on these intangible assets will be $2,896 for the year ending November 30, 2007.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $110,055 and $149,648 in 2006 and 2005, respectively. Included in advertising expense was $73,171 and $66,331 in 2006 and 2005, respectively, related to the Company's franchise operations.

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

                                            2006            2005
                                         -----------     -----------
Numerator:
Net income available to common
 shareholders                            $  716,607      $  692,857

Denominator:
Weighted average outstanding shares
Basic                                     7,222,560       7,183,783

                                         -----------     -----------
Earnings per Share - Basic               $     0.10      $     0.10
                                         -----------     -----------

Effect of dilutive common stock              36,589          56,938

Weighted average outstanding shares
Diluted                                   7,259,149       7,240,721

                                         -----------     -----------
Earnings per share - Diluted             $     0.10      $     0.10
                                         -----------     -----------

There are 267,500 unexercised options at November 30, 2006 that are not included in the computation of dilutive EPS because their impact would be antidilutive based on current market prices.

Stock Options

The Company uses the intrinsic method, as allowed by SFAS No. 123, "Accounting for Stock-Based Compensation," to account for stock options granted to employees and directors. No compensation expense is recognized for stock options because the exercise price of the options is at least equal to the market price of the underlying stock on the grant date.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 2 - Summary of Significant Accounting Policies (Continued)

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


Reclassification
Certain items in prior year Notes to the Consolidated Financial Statements have been reclassified to conform to the presentation used in 2006.


Adoption of SEC Staff Bulletin No. 108
During the year the Company adopted the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. The adjustment to Stockholders' Equity, in the amount of $73,938, relates to the accrual for accounting fees and the period in which services for the respective fiscal period are performed, and there is no income statement effect because the related accrual was overstated by the same amount at the beginning and end of the year.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment." SFAS No. 123(R) establishes accounting standards for transactions in which a company exchanges its equity instruments for goods or services. In particular, this Statement will require companies to record compensation expense for all share-based payments, such as employee stock options, at fair market value. This Statement is effective as of the beginning of the first annual reporting period that begins after December 15, 2005 (the Company's period beginning December 1,
2006). Adoption of SFAS No. 123(R) is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier adoption is encouraged. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position or results of operations.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 3 - Income Taxes

The components of the income tax (benefit) provision are as
 follows:
                                                                      2006                2005
                                                                ----------------    ----------------
       Federal income tax provision computed at federal
        statutory rate                                          $       243,646     $       235,571
       State income taxes net of federal tax provision                   34,526              33,382
       Other adjustments                                                  6,544              98,469
       Change in valuation allowance                                   (151,566)           (230,564)
       Utilization of net operating losses                             (133,150)           (136,858)
                                                                ----------------    ----------------

                                                                ----------------    ----------------
Provision for Deferred Income Taxes                             $             -     $             -
                                                                ================    ================

Deferred income tax assets (liabilities) are as follows:
                                                                      2006                2005
                                                                ----------------    ----------------
       Deferred revenue                                                 129,030             143,068
       Deferred rent revenue                                             15,811              15,318
       Marketing Fund net contributions                                  60,285              49,737
       Allowance for doubtful accounts                                   12,558              32,304
       Allowance for doubtful accounts-notes receivable                   6,442               3,016
       Accrued expenses                                                  12,577               3,882
       Net operating loss carryforwards                               2,553,375           2,686,525
       Other                                                                  -                   -
       Valuation allowance                                           (2,031,875)         (2,316,591)
                                                                ----------------    ----------------

            Total Deferred Income Tax Assets                    $       758,205     $       617,259
                                                                ----------------    ----------------

       Depreciation and amortization                                   (751,583)           (611,126)
       Franchise Costs                                                   (6,622)             (6,133)
                                                                ----------------    ----------------
            Total Deferred Income Tax Liabilities               $      (758,205)    $      (617,259)
                                                                ----------------    ----------------

                                                                ----------------    ----------------
            Total Net Deferred Tax Assets/Liabilities           $             -     $             -
                                                                ================    ================

As of November 30, 2006, the Company has net operating loss carryforwards expiring between 2017 and 2021 for U.S. federal income tax purposes of approximately $6,578,000. The net operating loss carryforwards are subject to limitation in any given year as a result of the Company's initial public offering and may be further limited if certain other events occur. A valuation allowance has been established for $2,031,875 and $2,316,591 as of November 30, 2006 and 2005, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 4 - Long-Term Obligations

Long-term debt consisted of the following:
                                                    2006         2005
                                                 -----------  -----------

        Bank note payable                        $  170,735   $  416,552
        Note payable to former stockholder       $  273,572   $  294,579
                                                 -----------  -----------

                                                 $  444,307   $  711,131
        Less current portion                      ($192,740)   ($266,824)
                                                 -----------  -----------

        Long-Term Debt, Net of Current Portion   $  251,567   $  444,307
                                                 -----------  -----------

On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provided for a term loan in the original amount of $723,700. The term loan under the Bank Agreement is secured by substantially all of the assets of the Company and is to be repaid in monthly installments of $21,900, including interest at a rate of 5.5 % per annum, with a final payment due July 1, 2007. The balance of this note payable was $170,735 and $416,552 as of November 30, 2006 and 2005, respectively.

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531. The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder. The balance of this note payable was $273,572 and $294,579 as of November 30, 2006 and 2005, respectively.

As of November 30, 2006, annual maturities on long-term obligations due are as follows:

                Year Ending November 30:
                ----------------------------  --------------
                                       2007        $192,740
                                       2008         $23,051
                                       2009         $24,146
                                       2010         $25,292
                                       2011         $26,494
                                  Thereafter       $152,585
                ----------------------------      ----------

                                       Total       $444,308

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 5 - Stockholders' Equity

On March 13, 2006, May 25, 2006, and September 6, 2006, a $.02 per share dividend was declared, and was paid on April 13, 2006, July 5, 2006, and October 9, 2006, respectively. On November 16, 2006, a $.02 quarterly dividend and a $.02 special dividend was declared, payable January 11, 2007. A dividend payable, in the amount of $290,524, was recorded at November 30, 2006. On May 12, 2005, a $0.02 per share dividend was declared and was paid on June 21, 2005. On October 7, 2005, an $0.08 cash dividend was declared consisting of a $0.02 semi-annual and a $0.06 special dividend payable January 3, 2006. This transaction was recorded as a dividend payable in the amount of $577,781 at November 30, 2005.

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

Under the Plan, the exercise price of each option equals the market price of the Company's stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over five years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expire on various dates through November 28, 2016. Range of exercise prices of options granted as of November 30, 2006 are $0.065 to $1.27.

Activity under the Plan during the two years ended November 30, is as follows:

                                                    2006                                    2005
                                      ------------------------------------------------------------------------
                                        Options    Weighted average             Options    Weighted average
                                                     exercise price                          exercise price
-------------------------------------- ---------- --------------------         ---------- --------------------

Options outstanding at beginning of
 year                                    163,034        $0.722                   258,486        $0.246
Granted                                  290,000        $1.221                    95,000        $0.914
Forfeited                                 (6,099)       $0.833                   (11,000)       $0.727
Exercised                                (13,986)       $0.434                  (179,452)       $0.132
-------------------------------------- ---------- --------------------         ---------- --------------------

Outstanding at end of year               432,949        $1.064                   163,034        $0.722

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 6 - Stock Options and Warrants (Continued)

                           Options Outstanding                                     Options Exercisable
--------------------------------------------------------------------------------------------------------------
                                 Weighted average
   Range of         Options          remaining        Weighted average        Options      Weighted average
 exercise price    outstanding    contractual life      exercise price       exercisable     exercise price
---------------- -------------- -------------------- --------------------  -------------- --------------------
 $0.46 - $0.51      50,049              7.0                $0.500             28,634            $0.507
     $0.60          10,000              7.6                $0.600             10,000            $0.600
 $0.88 - $0.97      65,400              8.0                $0.935             21,800            $0.935
     $0.86          20,000              8.5                $0.860             20,000            $0.860
 $1.15 - $1.27      72,500              9.0                $1.216               --                --
     $0.97          20,000             10.0                $0.970             20,000            $0.970
     $1.25          100,000            10.0                $1.250               --                --
     $1.25          95,000             10.0                $1.250               --                --
                 --------------                      --------------------  -------------- --------------------
                    432,949                                $1.064             100,434           $0.772

The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting and Disclosure of Stock-Based Compensation." Accordingly, no employee compensation expense has been recognized for the Plan in the financial statements. Had employee compensation expense for the Company's Plan been recorded in the financial statements, consistent with provisions of SFAS No. 123, net earnings would have been reduced by $43,460 in fiscal 2006 and $31,710 in fiscal 2005 based on the Black-Scholes option-pricing model. The Company's net income and net income per share for 2006 and 2005 would have been as follows:

                                                  2006        2005
                                               ----------- -----------
Pro forma impact of fair value method
Reported net income                            $  716,607  $  692,857
Less: Fair value impact of employee stock
      compensation                                (43,460)    (31,710)
                                               ----------- -----------
Pro forma net income                           $  673,147  $  661,147
                                               ----------- -----------

Earnings per common share
Basic - as reported                            $     0.10  $     0.10
Diluted - as reported                          $     0.10  $     0.10
Basic - pro forma                              $     0.09  $     0.09
Diluted - pro forma                            $     0.09  $     0.09

Weighted average Black Scholes fair value
 assumptions
Risk free interest rate                              4.67%       4.00%
Expected life                                     10.0 yrs     5.3 yrs
Expected volatility                                 0.527       2.548
Expected dividend yield                               6.4%        5.5%
Fair Value of grants                           $     0.29  $     0.60


On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels, a chain operating retail bagel stores in the Chicago, Illinois area. The assets acquired included 8 retail locations and a central commissary facility paid for with $950,000 in cash and issuance of warrants to acquire 333,332 shares of the Company's common stock. The warrants provide for the purchase of 183,332 and 150,000 shares of common stock at an exercise price of $1.88 and $2.25 per share, respectively. The warrants were first exercisable on February 1, 2000 and expired on January 31, 2006. None of the warrants were exercised.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

Note 7 - Commitments

The Company rents its Corporate Office and the Company-owned store under leases which require it to pay real estate taxes, insurance and general repairs and maintenance. Rent expense for the years ended November 30, 2006 and November 30, 2005 was $122,128 and $212,739, net of sublease income of $123,950 and $140,108, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2006, future minimum annual rental commitments under leases, net of sublease income of $126,423 in 2007, $128,648 in 2008, $130,913 in 2009 and $10,941 in
2010 are as follows:


                   Year Ending November30:
         -------------------------------------
                   2007               $120,672
                   2008               $125,858
                   2009               $137,394
                   2010               $149,911
             Thereafter                $67,818
         -------------------------------------
                  Total               $601,653

Note 8 - Related Party Transactions

Michael K. Murtaugh, the Company's Vice President and General Counsel, was the sole stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois. A note receivable owed by Bagel One, Inc. to Systems, guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of six years bearing 9% interest, had an outstanding balance of $0 and $2,244 as of November 30, 2006 and 2005, respectively. There are no payments in arrears. Interest income recognized and received by Systems amounted to $47 and $300 in 2006 and 2005, respectively. The note was paid off in full in 2006.

Note 9 - Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions. Company contributions are discretionary. The Company contributed $15,000 in both 2006 and 2005.

Note 10 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems so as to reflect a truer segment income stream and asset relationship as the business has changed focus to the franchise division.

                                    BAB, Inc
                 Notes to the Consolidated Financial Statements
                           November 30, 2006 and 2005

The following tables present segment information for the years ended November 30, 2006 and 2005:

                                                       Net Revenues                         Operating Income (Loss)
                                                           2006             2005             2006             2005
                                                     ---------------- ---------------- ---------------- ----------------
Company Store Operations                             $       759,490  $     1,906,888  $      (246,238) $      (364,624)
Franchise Operations and Licensing Fees                    3,157,901        3,218,207        1,783,954        1,805,089
                                                     ---------------- ---------------- ---------------- ----------------
                                                     $     3,917,391  $     5,125,095  $     1,537,716  $     1,440,465
                                                     ---------------- ----------------
Corporate Expenses                                                                            (848,215)        (713,482)
Interest Expense, Net of Interest Income                                                        27,106          (34,126)
                                                                                       ---------------- ----------------
Net Income                                                                             $       716,607  $       692,857
                                                                                       ================ ================


Operating Segment Data
                                                                        Identifiable        Capital     Depreciation and
                                                                           Assets        Expenditures     Amortization
                                                                      ---------------- ---------------- ----------------
Year Ended November 30, 2006:
Company Store Operations                                              $        95,910  $         7,464  $        48,080
Franchise Operations (other than goodwill)                                    189,194            6,863           21,573
Goodwill and Other Indefinite Lived Intangible Assets                       4,306,439
                                                                      ---------------- ---------------- ----------------
                                                                      $     4,591,543  $        14,327  $        69,653
                                                                      ================ ================ ================

Year Ended November 30, 2005:
Company Store Operations                                              $       187,467  $        14,422  $        66,752
Franchise Operations (other than goodwill)                                    267,969            1,537           17,912
Goodwill and Other Indefinite Lived Intangible Assets                       4,306,439
                                                                      ---------------- ---------------- ----------------
                                                                      $     4,761,875  $        15,959  $        84,664
                                                                      ================ ================ ================


Reconciliation to Total Assets as Reported                                  2006             2005
                                                                      ---------------- ----------------

Assets-Total reportable segments - Identifiable
 assets                                                               $     4,591,543  $     4,761,875

Unallocated Amounts
     Cash                                                                   2,026,780        2,410,579
     Prepaid expenses and other current assets                                100,439          135,488

                                                                      ---------------- ----------------
Total Consolidated Assets                                             $     6,718,762  $     7,307,942
                                                                      ================ ================

There were no sales to any individual customer during either year in the two-year period ended November 30, 2006 that represented 10% or more of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of November 30, 2006. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the year ended November 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2006.

CODE OF ETHICS

                                    BAB, Inc.
                                 Code of Ethics
                                November 30, 2006

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

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2006, 2005 and 2004 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

                                        Annual Compensation                         Long Term Compensation
                              ------------------------------------------------------------------------------------------
                                                                               Awards                   Payouts
                              ------------------------------------------------------------------------------------------
                                                                      Restricted  Securities
                                                                        Stock     Underlying      LTIP      All Other
------------------------------
      Name and         Year       Salary          Bonus       Other     Awards  Options/SARS(#) Payouts   Compensation
 Principal Position    End          ($)            ($)         ($)       ($)                      ($)          ($)
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                      2006       245,571         72,178        --        --         70,000        --           --
 Michael W. Evans,  ----------------------------------------------------------------------------------------------------
  President and CEO   2005       233,492         35,851        --        --         20,000        --           --
                    ----------------------------------------------------------------------------------------------------
                      2004       221,209         39,600        --        --         20,000        --           --
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                      2006       184,033         54,135        --        --         70,000        --           --
Michael K. Murtaugh,----------------------------------------------------------------------------------------------------
 Vice President and   2005       175,902         26,888        --        --         20,000        --           --
   General Counsel  ----------------------------------------------------------------------------------------------------
                      2004       165,906         29,700        --        --         20,000        --           --
------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------
                      2006       132,957         9,500         --        --         30,000        --           --
Jeffrey M. Gorden,  ----------------------------------------------------------------------------------------------------
  Chief Financial     2005       126,430           --          --        --         6,000         --           --
       Officer      ----------------------------------------------------------------------------------------------------
                      2004       121,919         5,000         --        --         5,500         --           --
------------------------------------------------------------------------------------------------------------------------

Stock options were issued at fair market value on the issue date to officers owning less than 10% of the Company stock and 110% of fair market value at issue date to those officers having a 10% or greater ownership of Company stock. All options expire 10 years after date of grant. Options issued during 2006 were as follows: (1) 75,000 on December 7, 2005 with a fair market issue price of $1.15 and vests 1/3 in 12 months, 1/3 in 24 months, and 1/3 in 36 months from the issue date; (2) 20,000 issued November 15, 2006 with a fair market value of $.97 with immediate vesting; (3) 100,000 issued November 15, 2006 with a fair market value of $1.25 that vest after 5 years; and (4) 95,000 issued November 28, 2006 with a fair market value of $1.25 that vest after 5 years. Options issued to the above officers totaled 170,000 shares or 58.6% of total options issued. During 2005, 75,000 options were issued on January 25, 2005 with a fair market issue price of $0.88 and vests as follows: 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months from issue date and 20,000 options issued June 1, 2005 with a fair market issue price of $0.86 and vests immediately. Options issued to the above officers totaled 52,000 shares or 54.7% of total options issued. During 2004, 95,000 options were issued on December 2, 2003 with a fair market issue price of $0.46 and vests as follows: 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months from the issue date and 20,000 options were issued July 1, 2004 with a fair market issue price of $.60 and vests immediately.
Options issued to the above officers totaled 48,500 or 42.2% of options granted in 2004.

Options and percentages issued to officers, as discussed above, include amounts issued to John J. Bracken (former Vice President Operations), who retired November, 2005.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of February 16, 2007 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 16, 2007 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date. All shares have been adjusted for a 4:1 stock dividend as of January 20, 2003.

--------------------------------------------------------------------------------------------------------------------
                   Name and Address                                        Shares                      Percentage
--------------------------------------------------------------------------------------------------------------------
Michael W. Evans
500 Lake Cook Road, Suite 475                                      2,829,946 (1)(2)(3)(4)                 38.45
Deerfield, IL 60015
--------------------------------------------------------------------------------------------------------------------
Michael K. Murtaugh
500 Lake Cook Road, Suite 475                                      2,760,133 (1)(2)(4)(5)                 37.50
Deerfield, IL 60015
--------------------------------------------------------------------------------------------------------------------
Holdings Investment, LLC
220 DeWindt Road                                                      2,096,195 (1)(6)                    28.48
Winnetka, IL 60093
--------------------------------------------------------------------------------------------------------------------
Jeffrey M. Gorden
500 Lake Cook Road, Suite 475                                            87,167 (7)                       1.18
Deerfield, IL 60015
--------------------------------------------------------------------------------------------------------------------
Steven G. Feldman
750 Estate Drive, Suite 104                                              40,000 (8)                        .54
Deerfield, IL 60015
--------------------------------------------------------------------------------------------------------------------
James A. Lentz
1415 College Lane South                                                  34,932 (9)                        .47
Wheaton, IL 60187
--------------------------------------------------------------------------------------------------------------------
All executive officers and directors as a group
(5 persons)                                                 3,655,983 (1)(2)(3)(4)(5)(6)(7)(8)(9)         49.67
--------------------------------------------------------------------------------------------------------------------

(1) Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
(2)  Includes 20,000 stock options fully exercisable as of 2/16/07.
(3)  Includes 3,500 shares inherited by spouse
(4)  Includes 22,222 shares held by children
(5)  Includes 2,540 shares held by 401 (k) trust.
(6) Mr. Thomas F. Pick has beneficial ownership of 25.18% of Holdings Investment, LLC, which is the equivalent of 527,884 shares of BAB, Inc. Common stock.
(7)  Includes 7,500 stock options fully exercisable as of 2/16/07.
(8)  Includes 30,000 stock options fully exercisable as of 2/16/07.
(9)  Includes 20,000 stock options fully exercisable as of 2/16/07.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Executive Officers and Directors

Michael K. Murtaugh, the Company's Vice President and General Counsel, was the sole stockholder of Bagel One, Inc., which owned and operated a Big Apple Bagels franchise store in Illinois. A note receivable owed by Bagel One, Inc. to Systems, guaranteed by Mr. Murtaugh, effective March 2000 in the amount of $30,025 for a term of 6 years bearing 9% interest, had an outstanding balance at November 30, 2005 of $2,244 and there are no payments in arrears. This note was paid off in full during fiscal year 2006.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

REPORTS ON FORM 8-K
-------------------

12/4/06 On December 4, 2006, the Company announced a change in small business issuer's certifying accountant. A majority of the partners at AM&G, LLP have become partners of McGladrey & Pullen, LLP. McGladrey & Pullen, LLP was appointed as the Company's new auditor.

9/6/06 On September 6, 2006, the Board of Directors of BAB, Inc. authorized a $0.02 per share quarterly cash dividend. The dividend is payable October 9, 2006 to stockholders of record as of September 18, 2006.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors, upon recommendation of the Audit Committee, appointed the firm Altschuler, Melvoin & Glasser LLP ("AM&G") certified public accountants for 2005. On November 29, 2006, BAB, Inc. ("Company") was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G), including the lead audit partner for the Company, had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Company. McGladrey & Pullen, LLP was appointed as the Company's new auditor.

The audit reports of AM&G on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2005 and 2004 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

The decision to engage McGladrey & Pullen, LLP was approved by the board of directors.

In connection with the audits of the Company's consolidated financial statements for each of the fiscal years ended November 30, 2005 and 2004, and through the date of this Current Report, there were: (1) no disagreements between the Company and AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of AM&G, would have caused AM&G to make reference to the subject matter of the disagreement in their reports on the Company's financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

AM&G had, at the time it was initially appointed to be the Company's auditor, a relationship with American Express Tax and Business Services, Inc. (TBS) from which it leased auditing staff who were full time, permanent employees of TBS and through which its partners provided non-audit services. As a result of this arrangement, AM&G had no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G. Effective October 1, 2005, TBS was acquired by RSM McGladry, Inc. (RSM) and AM&G's relationship with TBS has been replaced with a similar relationship with RSM. AM&G manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q. Fees for audit services provide by AM&G for the years ended November 30, 2006 and 2005 amounted to $17,000 and $70,000, respectively, and fees for audit services provided by McGladrey and Pullen, LLP amounted to $62,000 for the year ended November 30, 2006.

Tax compliance services were provided by RSM McGladrey for 2006 and fees billed amounted to $20,000. In 2005, tax compliance services were provided by TBS for which fees amounted to $24,000.

During the year ended November 30, 2006 and 2005, McGladrey & Pullen, LLP, AM&G, and TBS did not perform any management consulting services for the Company.

Preapproval of Policies and Procedures by Audit Committee

The accountants provide a quote for services to the Audit Committee before work begins for the fiscal year. After discussion, the Audit Committee then makes a recommendation to the Board of Directors on whether to accept the proposal.

Percentage of Services Approved by Audit Committee

All services were approved by the Audit Committee

                                INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER            DESCRIPTION
------------            -----------
3.1                     Articles of Incorporation as included within
3.2                     Bylaws of the Company
21.1                    List of Subsidiaries of the Company
31.1, 31.2              Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2              Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
----------

In accordance with Section 13 of the Exchange Act, the Small business issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 28, 2007
By /s/ Michael W. Evans
   --------------------
Michael W. Evans, Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 28, 2007
By /s/ Michael W. Evans
   --------------------
Michael W. Evans, Chief Executive Officer and President
(Principal Executive Officer)

Dated: February 28, 2007
By /s/ Michael K. Murtaugh
   -----------------------
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 28, 2007
By /s/ Jeffrey M. Gorden
   ---------------------
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 28, 2007
By /s/ Steven G. Feldman
   ---------------------
Steven G. Feldman, Director

Dated: February 28, 2007
By /s/ James A. Lentz
   ------------------
James A. Lentz, Director