Form 10QSB
period 2007-02-28
BAB, INC.
filed 2007-04-16
CIK 1123596

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended: February 28, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

As of April 16, 2007, BAB, Inc. had : 7,263,099 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

Item 1.          Unaudited Financial Information
                 -------------------------------

Item 2           Management's Discussion and Analysis of Financial Condition and
                 ---------------------------------------------------------------
                 Results of Operation
                 --------------------

Item 3           Controls and Procedures
                 -----------------------
PART II

Item 1.          Legal Proceedings
                 -----------------

Item 2           Unregistered Sales of Equity Securities and Use of Proceeds
                 -----------------------------------------------------------

Item 3           Defaults Upon Senior Securities
                 -------------------------------

Item 4           Submission of Matters to a Vote of Security Holders
                 ---------------------------------------------------

Item 5           Other Information
                 -----------------

Item 6           Exhibits and Reports on Form 8-K
                 --------------------------------

SIGNATURE
---------

                                     PART I

ITEM 1.     FINANCIAL INFORMATION

                                    BAB, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                February 28, 2007

ASSETS
      Current Assets
         Cash                                                                                          $ 1,521,571
         Restricted cash                                                                                   229,622
         Receivables
               Trade accounts receivable (net of allowance for doubtful accounts of $28,469)                94,049
               Marketing fund contributions receivable from franchisees and stores                          19,895
               Notes receivable (net of allowance for doubtful accounts of $8,648)                           7,218
         Inventories                                                                                        46,673
         Prepaid expenses and other current assets                                                         113,395
                                                                                                   ----------------
               Total Current Assets                                                                      2,032,423
                                                                                                   ----------------

         Property, plant and equipment (net of accumulated depreciation of $385,216)                        88,753
         Notes receivable (net of allowance for doubtful accounts of $5,470)                                 4,997
         Trademarks                                                                                        763,667
         Goodwill                                                                                        3,542,772
         Other (net of accumulated amortization of $304,775)                                                   607
                                                                                                   ----------------
               Total Noncurrent Assets                                                                   4,400,796
                                                                                                   ----------------

               Total Assets                                                                            $ 6,433,219
                                                                                                   ================

LIABILITIES AND STOCKHOLDERS' EQUITY
      Current Liabilities
         Current portion of long-term debt                                                             $   129,140
         Accounts payable                                                                                  117,749
         Accrued expenses and other current liabilities                                                    376,218
         Unexpended marketing fund contributions                                                           172,540
         Deferred franchise fee revenue                                                                    170,000
         Deferred revenue                                                                                   70,329
                                                                                                   ----------------
               Total Current Liabilities                                                                 1,035,976
                                                                                                   ----------------

      Long-term debt (net of current portion)                                                              251,567
      Deferred revenue (net of current portion)                                                             32,402
                                                                                                   ----------------
               Total Noncurrent Liabilities                                                                283,969
                                                                                                   ----------------
               Total Liabilities                                                                         1,319,945
                                                                                                   ----------------

      Stockholders' Equity (Deficit)
         Common stock                                                                                   13,508,256
         Additional paid-in capital                                                                        906,065
         Treasury stock                                                                                   (222,781)
         Accumulated deficit                                                                            (9,078,266)
                                                                                                   ----------------
               Total Stockholders' Equity                                                                5,113,274
                                                                                                   ----------------
               Total Liabilities and Stockholders' Equity                                              $ 6,433,219
                                                                                                   ================

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    BAB, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              3 months ended
                                                     ------------------------------------
                                                                           Restated
                                                     ----------------  ------------------
                                                    February 28, 2007   February 28, 2006
                                                     ----------------  ------------------
REVENUES
Royalty fees from franchised stores                       $ 527,477          $ 533,773
Net sales by Company-owned stores                           115,273            143,113
Franchise fees                                               77,500            100,000
Licensing fees and other income                             230,928            199,289
                                                     ---------------   ----------------
          Total Revenues                                    951,178            976,175
                                                     ---------------   ----------------

OPERATING EXPENSES
Food, beverage and paper costs                               33,807             50,193
Store payroll and other operating expenses                  115,340            145,358
Selling, general and administrative expenses:
     Payroll-related expenses                               392,865            380,037
     Occupancy                                               34,419             34,805
     Advertising and promotion                               24,875             30,990
     Professional service fees                               86,174             77,429
     Travel expenses                                         14,889             18,004
     Depreciation and amortization                           15,155             17,692
     Other                                                  125,828            120,453
                                                     ---------------   ----------------
          Total Operating Expenses                          843,352            874,961
                                                     ---------------   ----------------
Income from operations                                      107,826            101,214
     Interest income                                         17,778                649
     Interest expense                                        (5,024)            (8,684)
     Other income                                                 0                400
                                                     ---------------   ----------------
Income before provision for income taxes                    120,580             93,579
                                                     ---------------   ----------------
Provision for income taxes
     Current                                                     --                 --
     Deferred                                                    --                 --
                                                     ---------------   ----------------
Net  Income                                               $ 120,580          $  93,579
                                                     ===============   ================
Net Income per share - Basic                              $    0.02          $    0.01
                                                     ---------------   ----------------
Net Income per share - Diluted                            $    0.02          $    0.01
                                                     ---------------   ----------------

Weighted average number of shares outstanding - Basic     7,256,855          7,221,838
Weighted average number of shares outstanding - Diluted   7,273,812          7,265,124
Cash dividends per share                                  $    0.04          $    0.08
                                                     ===============   ================

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                    BAB, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                         3 Months Ended
                                                                        -------------------------------------------
                                                                                                     Restated
                                                                        --------------------    -------------------
                                                                         February 28, 2007      February 28, 2006
                                                                        --------------------    -------------------
Operating activities
Net income                                                                      $   120,580            $    93,579
Depreciation and amortization                                                        15,155                 17,692
Loss on sale of equipment                                                                 -                 17,151
Provision for uncollectible accounts, net of recoveries                              (6,360)                     -
Share-based compensation                                                              8,630
Changes in:
     Trade accounts receivable                                                        2,211                (17,432)
     Restricted cash                                                                  4,492                 29,175
     Marketing fund contributions receivable                                          9,583                 (8,171)
     Notes receivable                                                                 3,805                 48,205
     Inventories                                                                       (625)                14,393
     Prepaid expenses and other                                                     (12,958)                27,906
     Accounts payable                                                                61,790                (34,470)
     Accrued liabilities                                                            (69,287)              (115,687)
     Unexpended marketing fund contributions                                        (13,939)               (21,399)
     Deferred revenue                                                               (59,666)               (83,415)
                                                                        --------------------    -------------------
          Net Cash Provided by (Used In) Operating Activities                        63,411                (32,473)
                                                                        --------------------    -------------------

Investing activities
Purchase of equipment                                                                  (858)                (6,941)
Proceeds from sale of equipment                                                           -                  5,000
                                                                        --------------------    -------------------
          Net Cash Used In Investing Activities                                        (858)                (1,941)
                                                                        --------------------    -------------------

Financing activities
Repayment of borrowings                                                             (63,601)               (60,129)
Proceeds from exercise of stock options                                              20,477                  5,490
Payment of dividend                                                                (290,524)              (577,781)
                                                                        --------------------    -------------------
          Net Cash Used In Financing Activities                                    (333,648)              (632,420)
                                                                        --------------------    -------------------


                          Net Decrease in Cash                                     (271,095)              (666,834)

                              Cash, Beginning of Period                           1,792,666              2,206,524
                                                                        --------------------    -------------------
                              Cash, End of Period                               $ 1,521,571            $ 1,539,690
                                                                        ====================    ===================


Supplemental disclosure of cash flow information:
                                                                        --------------------    -------------------
Interest paid                                                                   $     2,099            $     5,571
                                                                        --------------------    -------------------

Income taxes paid                                                               $         -            $         -
                                                                        --------------------    -------------------


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


The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2006 which was filed February 28, 2007. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.




2. Stores Open and Under Development

Stores which are open or under development at February 28, 2007 are as follows:

Stores open:
Company-owned                    1
Franchisees                    133
Licensed                         2
Under development                6
                             ------
   Total                       142
                             ------

3. Earnings per Share


The following table sets forth the computation of basic and diluted earnings per share:

                                                     3 months ended
                                           -----------------------------------------
                                                                        Restated
                                           -----------------------------------------
                                           February 28, 2007     February 28, 2006
                                           -------------------   -------------------
Numerator:

Net income available to common
shareholders                                        $ 120,580              $ 93,579

Denominator:

Weighted average outstanding shares
Basic                                               7,256,855             7,221,838

Earnings per Share - Basic                          $    0.02              $   0.01

Effect of dilutive common stock                        16,958                43,286

Weighted average outstanding shares
Diluted                                             7,273,812             7,265,124

Earnings per share - Diluted                        $    0.02              $   0.01


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


5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan
(Plan). The Plan reserves 1,400,000 shares of common stock for grant. As of February 28, 2007, 1,400,000 stock options were granted to directors, officers and employees. As of February 28, 2007, there were 956,036 stock options exercised and 51,182 stock options forfeited or expired under the Plan.

                                                   3 months ended
                                                   --------------

                                  February 28, 2007             February 28, 2006
                                  -----------------             -----------------
                                       Options                       Options
                                       -------                       -------
Options Outstanding at
beginning of period                    432,949                       163,034
Granted                                      0                        75,000
Forfeited                                    0                          (666)
Exercised                              (40,167)                      (13,319)
                                      --------                      --------
Options Outstanding at end of
period                                 392,782                       224,049

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company's stock option plan of approximately $9,000 for the three months ended February 28, 2007.


The following table illustrates the pro forma effect on the Company's net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, "Accounting for Stock-Based Compensation," for the three months ended February 28, 2006 and the assumptions used to estimate the fair value of options granted under the stock option plan for the three months then ended.

                                                                    3 months ended
                                                                  --------------------
                                                                        Restated
                                                                   February 28, 2006
                                                                  --------------------

Pro forma impact of fair value method
Reported net income                                                          $ 93,579
Less:  Fair value impact of employee stock
          compensation                                                        (10,985)
                                                                  --------------------
Pro forma net income                                                         $ 82,594
                                                                  --------------------

Earnings per common share
Basic - as reported                                                          $   0.01
Diluted - as reported                                                        $   0.01
Basic - pro forma                                                            $   0.01
Diluted - pro forma                                                          $   0.01

Weighted average Black Scholes fair value
assumptions
Risk free interest rate                                                         4.39%
Expected life                                                                10.0 yrs
Expected volatility                                                             1.228
Expected dividend yield                                                         7.00%


As of February 28, 2007, there was approximately $92,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan. That cost is to be recognized over a weighted average period of approximately 4.75 years.

During the three months ended February 28, 2006, the Company used historical volatility of common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual and pro forma stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company's stock options expire in 10 years and vary in vesting from immediate to a vesting period over five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2007:

----------------------------------------------------------------  -------------------------------------------------
                Options Outstanding                                               Options Exercisable
----------------------------------------------------------------  -------------------------------------------------
 Outstanding     Wghtd. Avg.      Wghtd. Avg.      Aggregate       Exercisable     Wghtd. Avg.        Aggregate
  at 2/28/07     Remaining Life   Exercise Price Intrinsic Value   at 2/28/07     Exercise Price    Intrinsic Value
----------------------------------------------------------------  -------------------------------------------------
       392,782             8.76         $ 1.064             $ -          60,267           $ 0.772         $ 11,330


The aggregate intrinsic value in the table above is before income taxes, based on the Company's closing stock price of $.96 as of the last business day of the period ended February 28, 2007. Total intrinsic value of those options exercised during the quarter ended February 28, 2007 is $18,075.





6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter. SFAS No. 142 requires that goodwill be tested for impairment using a two-step process. The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any. Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value. SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset. Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value. The Company completed its annual goodwill impairment assessment during the first quarter ended February 28, 2007, and it indicated no impairment of goodwill.

Net intangible assets with definitive lives, representing master lease origination fees with an original cost of $95,382, totaled $607, net of accumulated amortization expense of $94,775, as of February 28, 2007.

Amortization expense of intangible assets with definitive lives for the three months ended February 28, 2007 was $2,289. Amortization expense for the quarter ended February 28, 2006 was $2,300. The estimated amortization expense on these intangible assets is $2,896 for the 2007 fiscal year.

7. Commitments and Contingencies

None


8. Restatement


During the last quarter of the year ended November 30, 2006, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. As a result, an adjustment was made to the November 30, 2005 Stockholders' Equity, in the amount of $73,938, relating to the accrual for accounting fees and the period in which services for the respective fiscal period were to be performed. The effect of the adoption of SAB No. 108 on the statement of operations for the three months ended February 28, 2006 was to increase professional service fees and decrease the previously reported net income by approximately $22,100.

The impact to the specific balances in the Consolidated Statement of Income as of and for the quarter ended February 28, 2006, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the original Form 10-QSB for the quarter ended February 28, 2006 filed on April 14, 2006.

                                                                                  Quarter Ended 2/28/06
                                                                           -----------------------------------
                                                                             As Previously
                                                                               Reported         As Restated
                                                                           -----------------  ----------------

Total Revenues                                                                    $ 976,175           976,175
Food, beverage and paper costs                                                       50,193            50,193
Store payroll and other operating expenses                                          145,358           145,358
Selling, general and administrative expenses:
     Payroll-related expenses                                                       380,037           380,037
     Occupancy                                                                       34,805            34,805
     Advertising and promotion                                                       30,990            30,990
     Professional service fees                                                       52,094            77,429
     Travel expenses                                                                 18,004            18,004
     Depreciation and amortization                                                   17,692            17,692
     Other                                                                          123,703           120,453
                                                                           -----------------  ----------------
Total Operating Expenses                                                            852,876           874,961
                                                                           -----------------  ----------------
Income from operations                                                              123,299           101,214
     Interest income                                                                    649               649
     Interest expense                                                                (8,684)           (8,684)
     Other income                                                                       400               400
                                                                           -----------------  ----------------
Income before provision for income taxes                                          $ 115,664          $ 93,579
                                                                           -----------------  ----------------
Provision for income taxes
     Current                                                                             --                --
     Deferred                                                                            --                --
                                                                           -----------------  ----------------
Net  Income                                                                       $ 115,664          $ 93,579
                                                                           =================  ================
Net Income per share - Basic                                                      $    0.02          $   0.01
                                                                           -----------------  ----------------
Net Income per share - Diluted                                                    $    0.02          $   0.01
                                                                           -----------------  ----------------


9. Segment Information


The following table presents segment information for the quarters ended February 28, 2007 and 2006:

                                                          Net Revenues                         Operating Income (Loss)
                                                   ----------------------------------   ------------------------------------
                                                         3 months ended                       3 months ended
                                                  ----------------------------------   ------------------------------------
                                                                       Restated                               Restated
                                                  ----------------- ----------------   ------------------ -----------------
                                                     2/28/2007         2/28/2006           2/28/2007         2/28/2006
                                                  ----------------- ----------------   ------------------ -----------------
Company Store Operations                                 $ 214,591        $ 192,553            $ (51,897)       $ (103,273)
Franchise Operations and Licensing Fees                    736,587          783,622              390,006           413,619
                                                  ----------------- ----------------   ------------------ -----------------
                                                         $ 951,178        $ 976,175            $ 338,108         $ 310,346
                                                  ----------------- ----------------   ------------------ -----------------
Corporate Expenses                                                                              (230,282)         (208,732)
Interest Expense, Net of Interest Income                                                          12,753            (8,035)
                                                                                       ------------------ -----------------
Net Income                                                                                     $ 120,580          $ 93,579
                                                                                       ================== =================


There has not been a substantial change in total assets of either segment since November 30, 2006.

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



General

The Company has one Company-owned store and 133 franchised and 2 licensed units at February 28, 2007. Units in operation at February 28, 2006 included one Company-owned store and 144 franchised and 4 licensed units. System-wide revenues in the three months ended February 28, 2007 were $11.0 million as compared to February 28, 2006 which were $11.1 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, from the operation of Company-owned stores and receipt of franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros. and Mrs. Fields Famous Brands).

At February 28, 2007, the Company had 19 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, the same as at February 28, 2006.

Results of Operations

Three Months Ended February 28, 2007 versus Three Months Ended February 28, 2006 (Restated)

For the three months ended February 28, 2007, the Company reported net income of $121,000 versus net income of $94,000 for the same period in 2006. Total revenue decreased $25,000, for the three months ended February 28, 2007, as compared to the three months ended February 28, 2006.


Royalty fee revenue of $527,000, for the quarter ended February 28, 2007, decreased $6,000 from the quarter ended February 28, 2006. The Company had 133 franchise locations at February 28, 2007 as compared to 144 locations at February 28, 2006.


Franchise fee revenue of $78,000, for the quarter ended February 28, 2007, decreased $23,000 from the quarter ended February 28, 2006. Four stores opened during the quarter ended February 28, 2006, versus two in the same quarter of 2007. There were, however, five transfers and one renewal in the quarter ended February 28, 2007 and zero in the same period in 2006.


Licensing fee and other income of $231,000, for the quarter ended February 28, 2007, increased $32,000 from the quarter ended February 28, 2006. In 2007, Sign shop revenue increased $50,000 due to work associated with the November 2006 Franchise Convention, offset by a decrease in non-traditional income of $18,000.


Company-owned store sales of $115,000, for the quarter ended February 28, 2007, decreased $28,000 from the quarter ended February 28, 2006. This decrease is due to the fact the Company had one Company-owned store for the entire quarter in 2007, versus two Company-owned stores for a portion of the same period in 2006.


Total operating expenses of $843,000, were 89% of total revenues, for the quarter ended February 28, 2007, versus $875,000, or 90%, in 2006. Expenses declined because there was only one Company-owned store operating in the quarter ended February 28, 2007, versus two for a portion of the quarter ended February 28, 2006, and because of continued tight cost controls.


Interest income of $18,000 increased approximately $17,000, for the current quarter over the same period in 2006, as a result of the Company's decision to invest excess cash in higher yield investments.


Interest expense of $5,000 decreased $4,000 due to a lower outstanding debt balance.


Net Income per share, as reported for basic and diluted outstanding shares, for the three months ended February 28, 2007, was $0.02 versus $0.01 for the three months ended February 28, 2006 on a basic and fully diluted basis.





Liquidity and Capital Resources

The net cash provided by operating activities totaled $63,000 for the three months ended February 28, 2007, versus cash used in operating activities of $32,000 for the same period in 2006. Cash provided by operating activities principally represents net income of $121,000, plus depreciation and amortization of $15,000, a reduction in the provision for uncollectible accounts of $6,000 and share-based compensation expense of $9,000, with increases to inventory of $1,000, prepaid expenses and other assets of $13,000, accounts payable of $62,000 and decreases to trade accounts receivable of $2,000, restricted cash of $4,000, Marketing Fund contributions receivable of $10,000, notes receivable of $4,000, accrued liabilities of $69,000, unexpended Marketing Fund contributions of $14,000 and deferred revenue of $60,000. Operating activities in 2006 used $32,000, represented by net income of $94,000, plus depreciation and amortization of $18,000, and a loss on sale of equipment of $17,000, with increases to trade accounts receivable of $17,000, and Marketing Fund contributions receivable of $8,000, and decreases to restricted cash of $29,000, notes receivable of $48,000, inventories of $14,000, prepaid expenses of $28,000, accounts payable of $34,000, accrued liabilities of $116,000, unexpended Marketing Fund contributions of $21,000 and deferred revenue of $83,000.

Cash used in investing activities during the three months ended February 28, 2007 totaled $1,000, for the purchase of furniture and fixtures. Cash used during 2006 totaled $2,000 and was provided from sale of equipment of $5,000 offset by purchases of equipment for $7,000.

Financing activities used $334,000 during the three months ended February 28, 2007, due to the repayment of notes payable of $64,000 and the payment of cash dividends of $291,000, offset by proceeds from the exercise of stock options in the amount of $20,000. In fiscal 2006 for this same period, financing activities used $632,000 due to repayment of notes payable of $60,000 and payment of cash dividends of $578,000, offset by proceeds from the exercise of stock options in the amount of $5,000.


Dividend Policy

It is the Company's intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. Although there can be no assurances the Company will be able to pay future dividends, it is the Company's intent going forward to continue to declare and pay cash dividends on a quarterly basis.


The Company believes execution of this policy will not have any material adverse effects on its ability to fund current operations or future capital investments.


The Company has no financial covenants on any of its outstanding debt.


Adoption of SEC Staff Bulletin No. 108

During the year ended November 30, 2006, the Company adopted the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. For the year ended November 30, 2006, there was an adjustment to Stockholders' Equity, in the amount of $73,938, related to the accrual for accounting fees and the period in which services for the respective fiscal period were performed, and there was no income statement effect because the related accrual was overstated by the same amount at the beginning and end of the year. (See Note 8 Restatement)





Recent Accounting Pronouncements


Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company's stock option plan of approximately $9,000 for the three months ended February 28, 2007.


In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law. FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. FIN No. 48 is effective for fiscal years beginning after December 15, 2006 (the Company's fiscal year beginning December 1, 2007). The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company's fiscal year beginning December 1, 2007), and interim periods within those fiscal years. Earlier adoption is encouraged. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, or results of operations or cash flows.





Critical Accounting Policies


The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, filed with the Securities and Exchange Commission on February 28, 2007. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2007.



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


Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the quarter ended February 28, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II
ITEM 1.    LEGAL PROCEEDINGS

None

ITEM 2.    UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

None.




ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K


3/9/07 On March 9, 2007, the Board of Directors of BAB, Inc. authorized a $.02 per share quarterly cash dividend. The dividend is payable April 10, 2007 to stockholders of record as of March 26, 2007.


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

BAB, Inc.

Dated:  April 16, 2007
                                                           /s/ Jeffrey M. Gorden
                                                           ---------------------
                                                               Jeffrey M. Gorden
                                                         Chief Financial Officer

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