Form 10QSB
period 2007-05-31
BAB, INC.
filed 2007-07-10
CIK 1123596

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended: May 31, 2007
[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to _________________

          Commission file number: 0-31555

                                    BAB, Inc.

                 (Name of small business issuer in its charter)

                  Delaware                               36-4389547
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                Identification No.)


            500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                                  ---

As of July 10, 2007, BAB, Inc. had : 7,263,099 shares of Common Stock outstanding.

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

Item 3        Defaults Upon Senior Securities
              -------------------------------

Item 4        Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

Item 5        Other Information
              -----------------

Item 6        Exhibits and Reports on Form 8-K
              --------------------------------

SIGNATURE
---------


                                     PART I

ITEM 1.   FINANCIAL INFORMATION

                                    BAB, Inc.
                Condensed Consolidated Balance Sheet (Unaudited)
                                  May 31, 2007

ASSETS
   Current Assets
      Cash                                                                                    $  1,409,695
      Restricted cash                                                                              246,488
      Receivables
           Trade accounts receivable (net of allowance for doubtful accounts of $11,365)           101,543
           Marketing fund contributions receivable from franchisees and stores                      17,058
           Notes receivable (net of allowance for doubtful accounts of $8,641)                       6,968
      Inventories                                                                                   54,194
      Prepaid expenses and other current assets                                                    103,419
                                                                                             --------------
           Total Current Assets                                                                  1,939,365
                                                                                             --------------

      Property, plant and equipment (net of accumulated depreciation of $512,374)                   78,177
      Notes receivable (net of allowance for doubtful accounts of $5,204)                            2,920
      Trademarks                                                                                   763,667
      Goodwill                                                                                   3,542,772
                                                                                             --------------
           Total Noncurrent Assets                                                               4,387,536
                                                                                             --------------

           Total Assets                                                                       $  6,326,901
                                                                                             ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
   Current Liabilities
      Current portion of long-term debt                                                       $     64,598
      Accounts payable                                                                              43,466
      Accrued expenses and other current liabilities                                               332,044
      Unexpended marketing fund contributions                                                      185,253
      Deferred franchise fee revenue                                                               150,000
      Deferred revenue                                                                              64,079
                                                                                             --------------
           Total Current Liabilities                                                               839,440
                                                                                             --------------

   Long-term debt (net of current portion)                                                         251,567
   Deferred revenue (net of current portion)                                                        18,984
                                                                                             --------------
           Total Noncurrent Liabilities                                                            270,551
                                                                                             --------------
           Total Liabilities                                                                     1,109,991
                                                                                             --------------

   Stockholders' Equity (Deficit)
      Common stock                                                                              13,508,256
      Additional paid-in capital                                                                   914,660
      Treasury stock                                                                              (222,781)
      Accumulated deficit                                                                       (8,983,225)
                                                                                             --------------
           Total Stockholders' Equity                                                            5,216,910
                                                                                             --------------
           Total Liabilities and Stockholders' Equity                                         $  6,326,901
                                                                                             ==============


 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



                                    BAB, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                     3 months ended            6 months ended
                                                ------------------------- ---------------------------
                                                               Restated                   Restated
                                                ------------ ------------ ------------ --------------
                                                May 31, 2007 May 31, 2006 May 31, 2007  May 31, 2006
                                                ------------ ------------ ------------ --------------
REVENUES
Royalty fees from franchised stores             $  571,419   $  590,198   $1,098,895   $ 1,123,971
Net sales by Company-owned stores                  118,088      125,128      233,362       268,241
Franchise fees                                      47,500      105,500      125,000       205,500
Licensing fees and other income                    300,291      227,706      531,219       426,995
                                                ------------ ------------ ------------ --------------
          Total Revenues                         1,037,298    1,048,532    1,988,476     2,024,707
                                                ------------ ------------ ------------ --------------
OPERATING EXPENSES
Food, beverage and paper costs                      38,141       37,693       71,948        87,886
Store payroll and other operating expenses         108,704      115,635      224,044       260,993
Selling, general and administrative expenses:                                                    -
     Payroll-related expenses                      348,608      335,571      741,473       715,608
     Occupancy                                      38,811       36,855       73,230        71,661
     Advertising and promotion                      29,929       28,636       54,803        59,625
     Professional service fees                      25,948       44,190      112,122       121,619
     Travel expenses                                28,426       28,160       43,315        46,164
     Depreciation and amortization                  11,641       16,876       26,795        34,568
     Other                                         179,579      121,805      305,408       242,259
                                                ------------ ------------ ------------ --------------
          Total Operating Expenses                 809,787      765,421    1,653,138     1,640,383
                                                ------------ ------------ ------------ --------------
Income from operations                             227,511      283,111      335,338       384,324
     Interest income                                16,942       12,059       34,719        12,708
     Interest expense                               (4,150)      (7,935)      (9,174)      (16,620)
     Other income                                        0        1,185                      1,585

                                                ------------ ------------ ------------ --------------
Income before provision for income taxes           240,303      288,420      360,883       381,997
                                                ------------ ------------ ------------ --------------
Provision for income taxes
     Current                                             -            -            -             -
     Deferred                                            -            -            -             -
                                                ------------ ------------ ------------ --------------

                                                ------------ ------------ ------------ --------------
Net Income                                      $  240,303   $  288,420   $  360,883   $   381,997
                                                ============ ============ ============ ==============
Net Income per share - Basic                    $     0.03   $     0.04   $     0.05   $      0.05
                                                ------------ ------------ ------------ --------------
Net Income per share - Diluted                  $     0.03   $     0.04   $     0.05   $      0.05
                                                ------------ ------------ ------------ --------------

Weighted average number of
 shares outstanding - Basic                      7,263,099    7,222,526    7,260,011     7,222,186
Weighted average number of
 shares outstanding - Diluted                    7,278,712    7,255,759    7,276,332     7,260,462
Cash dividends per share                        $     0.02   $     0.02   $     0.06   $      0.10
                                                ============ ============ ============ ==============





SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


                                    BAB, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                          6 Months Ended
                                                    ---------------------------
                                                                    Restated
                                                    ------------  -------------
                                                    May 31, 2007   May 31, 2006
                                                    ------------  -------------
Operating activities
Net income                                           $  360,883     $  381,997
Depreciation and amortization                            26,795         34,568
Loss on sale of equipment                                     -         17,151
Provision for uncollectible accounts,
 net of recoveries                                       (4,848)             -
Share-based compensation                                 17,225
Changes in:
  Trade accounts receivable                              (7,069)        18,384
  Restricted cash                                       (12,374)       (39,577)
  Marketing fund contributions receivable                12,420          8,821
  Notes receivable                                        6,407         50,229
  Inventories                                            (8,146)        19,319
  Prepaid expenses and other                             (2,981)        52,200
  Accounts payable                                      (12,494)       (63,970)
  Accrued liabilities                                  (113,461)       (49,696)
  Unexpended marketing fund contributions                (1,226)         4,141
  Deferred revenue                                      (99,334)      (141,832)
                                                    ------------  -------------
      Net Cash Provided by Operating Activities         161,797        291,735
                                                    ------------  -------------

Investing activities
Purchase of equipment                                    (1,316)        (6,940)
Proceeds from sale of equipment                               -          5,000
                                                    ------------  -------------
      Net Cash Used In Investing Activities              (1,316)        (1,940)
                                                    ------------  -------------

Financing activities
Repayment of borrowings                                (128,143)      (121,266)
Proceeds from exercise of stock options                  20,477          6,077
Payment of dividend                                    (435,786)      (722,226)
                                                    ------------  -------------
      Net Cash Used In Financing Activities            (543,452)      (837,415)
                                                    ------------  -------------


                    Net Decrease in Cash               (382,971)      (547,620)

                    Cash, Beginning of Period         1,792,666      2,206,524
                                                    ------------  -------------
                    Cash, End of Period              $1,409,695     $1,658,904
                                                    ============  =============


Supplemental disclosure of cash flow information:
                                                    ------------  -------------
Interest paid                                        $    3,258     $   10,134
                                                    ------------  -------------

Income taxes paid                                    $        -     $        -
                                                    ------------  -------------




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



2. Stores Open and Under Development

Stores which are open or under development at May 31, 2007 are as follows:


Stores open:
Company-owned             1
Franchisees             131
Licensed                  2
Under development         6
                      -----

     Total              140
                      -----

3. Earnings per Share


The following table sets forth the computation of basic and diluted earnings per share:


                                        3 months ended            6 months ended
                                   ------------------------- ---------------------------
                                                 Restated                  Restated
                                   ------------------------- ---------------------------
                                   May 31, 2007 May 31, 2006  May 31, 2007  May 31, 2006
                                   ------------ ------------ -------------  ------------
Numerator:
Net income available to common
shareholders                         $  240,303  $  288,420      360,883       381,997

Denominator:

Weighted average outstanding shares
Basic                                 7,263,099   7,222,526    7,260,011     7,222,186

Earnings per Share - Basic           $     0.03  $     0.04   $     0.05    $     0.05

Effect of dilutive common stock          15,613      33,233       16,321        38,276

Weighted average outstanding shares
Diluted                               7,278,712   7,255,759    7,276,332     7,260,462

Earnings per share - Diluted         $     0.03  $     0.04   $     0.05    $     0.05



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


5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan
(Plan). The Plan reserves 1,400,000 shares of common stock for grant. As of May 31, 2007, 1,400,000 stock options were granted to directors, officers and employees. As of May 31, 2007, there were 956,036 stock options exercised and 51,182 stock options forfeited or expired under the Plan.

                                                          6 months ended
                                                          --------------

                                                  May 31, 2007      May 31, 2006
                                                  ------------      ------------

                                                    Options           Options
                                                    -------           -------
Options Outstanding at
beginning of period                                 432,949           163,034

Granted                                                0               75,000

Forfeited                                              0              (5,499)

Exercised                                           (40,167)          (13,986)
                                                    --------          --------
Options Outstanding at end
of period                                           392,782           218,549

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company's stock option plan of approximately $17,000 for the six months ended May 31, 2007.


The following table illustrates the pro forma effect on the Company's net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, "Accounting for Stock-Based Compensation," for the three months and six months ended May 31, 2006 and the assumptions used to estimate the fair value of options granted under the stock option plan for the three and six months then ended.


                                              3 months ended  6 months ended
                                              --------------  --------------
                                                 Restated        Restated
                                               May 31, 2006    May 31, 2006
                                              --------------  --------------

Pro forma impact of fair value method
Reported net income                              $ 288,420      $ 381,997
Less: Fair value impact of employee stock
       compensation                                (11,206)       (22,191)
                                              --------------  --------------
Pro forma net income                             $ 277,214      $ 359,806
                                              --------------  --------------

Earnings per common share
Basic - as reported                              $    0.04      $    0.05
Diluted - as reported                            $    0.04      $    0.05
Basic - pro forma                                $    0.04      $    0.05
Diluted - pro forma                              $    0.04      $    0.05

Weighted average Black Scholes fair value
assumptions
Risk free interest rate                               4.39%          4.39%
Expected life                                     10.0 yrs       10.0 yrs
Expected volatility                                  1.228          1.228
Expected dividend yield                               7.00%          7.00%


As of May 31, 2007, there was approximately $83,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan. That cost is to be recognized over a weighted average period of approximately 4.5 years.

The Company uses historical volatility of common stock over a period equal to the expected life of the options to estimate their fair value. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual and pro forma stock-based compensation, the Company used the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company's stock options expire in 10 years and vary in vesting from immediate to a vesting period over five years.


The following table summarizes the stock options outstanding and exercisable at May 31, 2007:


--------------------------------------------------------- ------------------------------------------
                   Options Outstanding                               Options Exercisable
--------------------------------------------------------- ------------------------------------------
Outstanding  Wghtd. Avg.    Wghtd. Avg.      Aggregate    Exercisable  Wghtd. Avg.      Aggregate
at 5/31/07  Remaining Life Exercise Price Intrinsic Value at 5/31/07  Exercise Price Intrinsic Value
--------------------------------------------------------- ------------------------------------------
  392,782          8.79     $      1.120   $          -     127,649   $      0.920   $      7,659


The aggregate intrinsic value in the table above is before income taxes, based on the Company's closing stock price of $.98 as of the last business day of the period ended May 31, 2007. Total intrinsic value of those options exercised during the quarter and six months ended May 31, 2007 is $0 and $19,000, respectively.


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



7. Commitments and Contingencies

None



8. Restatement


During the last quarter of the year ended November 30, 2006, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. As a result, an adjustment was made to the November 30, 2005 Stockholders' Equity, in the amount of $74,000, relating to the accrual for accounting fees and the period in which services for the respective fiscal period were to be performed. The effect of the adoption of SAB No. 108 on the statement of operations for the three and six months ended May 31, 2006 was to decrease and increase professional service fees by $5,000 and $17,000, respectively, and, therefore, increase and decrease the previously reported net income.

The impact to the specific balances in the Consolidated Statement of Income as of and for the three and six months May 31, 2006, as a result of the above adjustments, is as follows. The amounts previously reported are derived from the original Form 10-QSB for the quarter ended May 31, 2006 filed on July 17, 2006.


                                                       3 Months Ended 5/31/06    6 Months Ended 5/31/06
                                                     -------------------------- -------------------------
                                                     As Previously              As Previously
                                                       Reported     As Restated   Reported    As Restated
                                                     ------------  ------------ ------------ -------------
Statement of Operations Captions:
   Total Revenues                                     $1,048,532    $1,048,532  $2,024,707    $2,024,707
   Food, beverage and paper costs                         37,693        37,693      87,886        87,886
   Store payroll and other operating expenses            115,635       115,635     260,993       260,993
   Selling, general and administrative expenses:                                                       -
        Payroll-related expenses                         335,571       335,571     715,608       715,608
        Occupancy                                         36,855        36,855      71,661        71,661
        Advertising and promotion                         28,636        28,636      59,625        59,625
        Professional service fees                         52,635        44,190     104,729       121,619
        Travel expenses                                   28,160        28,160      46,164        46,164
        Depreciation and amortization                     16,876        16,876      34,568        34,568
        Other                                            118,555       121,805     242,259       242,259
                                                     ------------  ------------ ----------- -------------
   Total Operating Expenses                              770,616       765,421   1,623,493     1,640,383
                                                     ------------  ------------ ----------- -------------
   Income from operations                                277,916       283,111     401,214       384,324
        Interest income                                   12,059        12,059      12,708        12,708
        Interest expense                                  (7,935)       (7,935)    (16,620)      (16,620)
        Other income                                       1,185         1,185       1,585         1,585

                                                     ------------  ------------ ----------- -------------
   Income before provision for income taxes           $  283,225    $  288,420  $  398,887    $  381,997
                                                     ------------  ------------ ----------- -------------
   Provision for income taxes
        Current                                               --            --          --            --
        Deferred                                              --            --          --            --
                                                     ------------  ------------ ----------- -------------

                                                     ------------  ------------ ----------- -------------
   Net Income                                         $  283,225    $  288,420  $  398,887    $  381,997
                                                     ============  ============ =========== =============
   Net Income per share - Basic                       $     0.04    $     0.04  $     0.06    $     0.05
                                                     ------------  ------------ ----------- -------------
   Net Income per share - Diluted                     $     0.04    $     0.04  $     0.05    $     0.05
                                                     ------------  ------------ ----------- -------------



9. Segment Information

The following table presents segment information for the six months ended May 31, 2007 and 2006:


                                                Net Revenues               Operating Income (Loss)
                                         ---------------------------  -------------------------------
                                               6 months ended                 6 months ended
                                         ---------------------------  -------------------------------
                                                          Restated                        Restated
                                         -------------- ------------  ---------------- --------------
                                              5/31/2007    5/31/2006        5/31/2007      5/31/2006
                                         -------------- ------------  ---------------- --------------
Company Store Operations                    $   452,837   $  392,804       $  (80,803)    $ (153,615)
Franchise Operations and Licensing Fees       1,535,639    1,631,903          868,126        972,797
                                         -------------- ------------  ---------------- --------------
                                            $ 1,988,476   $2,024,707       $  787,323     $  819,182
                                         -------------- ------------  ---------------- --------------
Corporate Expenses                                                           (451,985)      (433,273)
Interest Expense, Net of Interest Income                                       25,545         (3,912)
                                                                      ---------------- --------------
Net Income                                                                 $  360,883     $  381,997
                                                                      ================ ==============



There has not been a substantial change in total assets of either segment since November 30, 2006.


10. Subsequent Event


On July 2, 2007, the Company paid out a $0.02 per share quarterly cash dividend. Total dividend payment equaled $145,261.98.

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



General

The Company has one Company-owned store and 131 franchised and 2 licensed units at May 31, 2007. Units in operation at May 31, 2006 included one Company-owned store and 143 franchised and 4 licensed units. System-wide revenues in the six months ended May 31, 2007 were $22.9 million as compared to May 31, 2006 which were $23.4 million.

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

At May 31, 2007, the Company had 19 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 18 employees at May 31, 2006.

Results of Operations

Three Months Ended May 31, 2007 versus Three Months Ended May 31, 2006
(Restated)

For the three months ended May 31, 2007, the Company reported net income of $240,000 versus net income of $288,000 for the same period in 2006. Total revenue decreased $11,000, for the three months ended May 31, 2007, as compared to the three months ended May 31, 2006.

Royalty fee revenue of $571,000, for the quarter ended May 31, 2007, decreased $19,000 from the quarter ended May 31, 2006. The Company had 131 franchise locations at May 31, 2007 as compared to 143 locations at May 31, 2006.

Franchise fee revenue of $48,000, for the quarter ended May 31, 2007, decreased $58,000 from the quarter ended May 31, 2006. Three stores opened during the quarter ended May 31, 2006, versus one in the same quarter of 2007.

Licensing fee and other income of $300,000, for the quarter ended May 31, 2007, increased $73,000 from the quarter ended May 31, 2006. In 2007, Sign shop revenue increased $44,000 due to work associated with the November 2006 Franchise Convention, $20,000 was received in a legal settlement, and $25,000 was received from an unexecuted franchise development, offset by a decrease in non-traditional income of $18,000.

Company-owned store sales of $118,000, for the quarter ended May 31, 2007, decreased $7,000 from the quarter ended May 31, 2006.

Total operating expenses of $810,000, were 78% of total revenues, for the quarter ended May 31, 2007, versus $765,000, or 73%, in 2006. Sign shop expenses increased $29,000 due to work associated with the November 2006 Franchise Convention and $9,000 of compensation expense is recorded in the current quarter as a result of adopting FASB 123(R) (See Note 5).

Interest income of $17,000 increased $5,000, for the current quarter over the same period in 2006, as a result of the Company's decision to invest excess cash in higher yield investments.

Interest expense of $4,000 decreased $4,000 due to lower outstanding debt.

Net Income per share, as reported for basic and diluted outstanding shares, for the three months ended May 31, 2007, was $0.03 versus $0.04 for the three months ended May 31, 2006 on a basic and fully diluted basis.



Six Months Ended May 31, 2007 versus Six Months Ended May 31, 2006 (Restated)

For the six months ended May 31, 2007, the Company reported net income of $361,000 versus net income of $382,000 for the same period in 2006. Total revenue decreased $36,000, for the six months ended May 31, 2007, as compared to the six months ended May 31, 2006.

Royalty fee revenue of $1,099,000, for the six months ended May 31, 2007, decreased $25,000 from the six months ended May 31, 2006. The Company had 131 franchise locations at May 31, 2007 as compared to 143 locations at May 31, 2007.

Franchise fee revenue of $125,000, for the six months ended May 31, 2007, decreased $81,000 from the six months ended May 31, 2006. There were 7 new store openings during the six months ended May 31, 2006, versus 3 in the same period of 2007. Note the Company has 6 under development at May 31, 2007, versus only 3 at May 31, 2006, which should narrow the franchise fee gap by year-end if the stores under development do in fact open by year-end.

Licensing fee and other income of $531,000, for the six months ended May 31, 2007, increased $104,000 from the six months ended May 31, 2006. In 2007, Sign shop revenue increased $74,000 due to work associated with the November 2006 Franchise Convention, $20,000 was received in a legal settlement and $25,000 was received from an unexecuted franchise development, offset by a decrease in non-traditional income of $36,000.

Company-owned store sales of $233,000, for the six months ended May 31, 2007, decreased $35,000 from the six months ended May 31, 2006. This decrease is due to the fact the Company had one Company-owned store for the entire period in 2007, versus two Company-owned stores for a portion of the same period in 2006. Sales for the existing Company-owned store have decreased $10,000 from the same period in 2006.

Total operating expenses of $1,653,000, were 83% of total revenues, for the six months ended May 31, 2007, versus $1,640,000, or 81%, in 2006. Sign shop expenses increased $48,000 in 2007, as a result of the work associated with the November 2006 Franchise Convention and $17,000 of compensation expense is recorded in the current period as a result of adopting FASB 123(R) (See Note 5).

Interest income of $35,000 increased $22,000, for the current six months over the same period in 2006, as a result of the Company's decision to invest excess cash in higher yield investments.

Interest expense of $9,000 decreased $7,000 due to lower outstanding debt.

Net Income per share, as reported for basic and diluted outstanding shares, was $.05 for the six months ended May 31, 2007, and May 31, 2006.



Liquidity and Capital Resources

The net cash provided by operating activities totaled $162,000 for the six months ended May 31, 2007, versus cash provided by operating activities of $292,000 for the same period in 2006. Cash provided by operating activities principally represents net income of $361,000, plus depreciation and amortization of $27,000, a decrease in the provision for uncollectible accounts of $5,000, increase in share-based compensation expense of $17,000, with increases to trade accounts receivable of $7,000, restricted cash of $12,000, inventory of $8,000, prepaid expenses and other assets of $3,000, and decreases to Marketing Fund contributions receivable of $12,000, notes receivable of $6,000, accounts payable of $12,000, accrued liabilities of $113,000, unexpended Marketing Fund contributions of $1,000, and deferred revenue of $99,000. Operating activities in 2006 provided $292,000, represented by net income of $382,000, plus depreciation and amortization of $35,000, and a loss on sale of equipment of $17,000, with increases to restricted cash of $40,000, unexpended Marketing Fund contributions of $4,000, and decreases to trade accounts receivable of $18,000, Marketing Fund contributions receivable of $9,000, notes receivable of $50,000, inventories of $19,000, prepaid expenses and other of $52,000, accounts payable of $64,000, accrued liabilities of $50,000, and deferred revenue of $142,000.

Cash used in investing activities during the six months ended May 31, 2007 totaled $1,000, for the purchase of equipment. Cash used during 2006 totaled $2,000, representing equipment purchases of $7,000, offset by proceeds from equipment sales of $5,000.

Financing activities used $543,000 during the six months ended May 31, 2007, due to the repayment of notes payable of $128,000 and the payment of cash dividends of $436,000, offset by proceeds from the exercise of stock options in the amount of $20,000. In fiscal 2006 for this same period, financing activities used $837,000 due to repayment of notes payable of $121,000 and payment of cash dividends of $722,000, offset by proceeds from the exercise of stock options in the amount of $6,000.

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


Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R") using the modified prospective transition method. Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company's stock option plan of approximately $17,000 for the six months ended May 31, 2007.

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

Critical Accounting Policies


The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, filed with the Securities and Exchange Commission on February 28, 2007. There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2007.



ITEM 3.   CONTROLS AND PROCEDURES
Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of May 31, 2007. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.


Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company's internal control over financial reporting during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II

ITEM 1.     LEGAL PROCEEDINGS

None

ITEM 2.     UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The following matters were voted upon at the registrant's annual meeting of shareholders held May 23, 2007. Each of the proposals passed.

1. Election of directors

                                       For              Withheld
                                   -----------         -----------
     Michael W. Evans               6,937,536              46,400

     Michael K. Murtaugh            6,932,536              51,400

     Steven G. Feldman              6,947,838              36,098

     James A. Lentz                 6,947,838              36,098




2. Appointment of McGladrey & Pullen, LLP as independent auditors of the Company for the fiscal year ending November 30, 2007


     For                            6,943,933

     Against                           33,335

     Abstain                            6,668


Subsequent to the above vote count appointing McGladrey & Pullen, LLP as independent auditors, the Company's Board of Directors approved the dismissal of McGladrey & Pullen, LLP and the engagement of Frank L. Sassetti & Co. as the Company's independent auditors. See Item 6(b), Form 8-K filed 5/30/07.



ITEM 5.      OTHER INFORMATION

None.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

(a) See index to exhibits

(b) REPORTS ON FORM 8-K


6/5/07 On June 5, 2007, the Board of Directors of BAB, Inc. authorized a $0.02 per share quarterly cash dividend. The dividend is payable July 2, 2007 to shareholders of record as of June 15, 2007.

5/30/07 On May 30, 2007, the Company announced a change in small business issuer's certifying accountant. The Company dismissed McGladrey & Pullen, LLP and engaged Frank L. Sassetti & Co. as its independent registered public accounting firm.

3/9/07 On March 9, 2007, the Board of Directors of BAB, Inc. authorized a $.02 per share quarterly cash dividend. The dividend is payable April 10, 2007 to stockholders of record as of March 26, 2007.



SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated:  July 10, 2007                                      /s/ Jeffrey M. Gorden
                                                           ---------------------
                                                               Jeffrey M. Gorden
                                                         Chief Financial Officer

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