Form 10QSB
period 2007-08-31
BAB, INC.
filed 2007-10-11
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

As of October 11, 2007, BAB, Inc. had : 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
As of August 31, 2007

ASSETS
Current Assets
Cash	$1,479,713
Restricted cash	272,529
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $4,650)	98,933
Marketing fund contributions receivable from franchisees and stores	14,841
Notes receivable	5,672
Inventories	53,664
Prepaid expenses and other current assets	117,452
Total Current Assets	2,042,804

Noncurrent Assets
Property, plant and equipment (net of accumulated depreciation of $518,982)	72,064
Notes receivable (net of allowance for doubtful accounts of $4,931)	1,711
Trademarks	763,667
Goodwill	3,542,772
Total Noncurrent Assets	4,380,214

Total Assets	$6,423,018

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$22,005
Accounts payable	37,412
Accrued expenses and other current liabilities	354,204
Unexpended marketing fund contributions	207,283
Deferred franchise fee revenue	170,000
Deferred revenue	50,885
Total Current Liabilities	841,789

Noncurrent Liabilities
Long-term debt (net of current portion)	251,567
Deferred revenue (net of current portion)	12,510
Total Noncurrent Liabilities	264,077
Total Liabilities	1,105,866

Stockholders' Equity (Deficit)
Common stock	13,508,256
Additional paid-in capital	923,255
Treasury stock	(222,781)
Accumulated deficit	(8,891,578)
Total Stockholders' Equity	5,317,152
Total Liabilities and Stockholders' Equity	$6,423,018

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Operations
For the Quarter and Year to Date Periods Ended August 31, 2007 and August 31, 2006
(Unaudited)

	3 months ended		9 months ended
		Restated		Restated
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
REVENUES
Royalty fees from franchised stores	$557,467	$591,519	$1,656,363	$1,715,490
Net sales by Company-owned stores	124,408	116,282	357,770	384,523
Franchise fees	70,000	20,000	195,000	225,500
Licensing fees and other income	230,147	217,158	761,365	644,153
Total Revenues	982,022	944,959	2,970,498	2,969,666
OPERATING EXPENSES
Food, beverage and paper costs	41,120	35,893	113,069	123,779
Store payroll and other operating expenses	111,481	108,822	335,525	369,815
Selling, general and administrative expenses:
Payroll-related expenses	338,338	314,869	1,079,812	1,030,477
Occupancy	35,552	34,903	108,781	106,564
Advertising and promotion	30,949	18,857	85,752	78,482
Professional service fees	40,986	44,554	153,109	166,173
Travel expenses	24,574	27,209	67,889	73,373
Depreciation and amortization	8,432	17,229	35,227	51,797
Other	126,942	114,306	432,348	356,565
Total Operating Expenses	758,374	716,642	2,411,512	2,357,025
Income from operations	223,648	228,317	558,986	612,641
Interest income	16,618	20,421	51,337	33,129
Interest expense	(3,357)	(7,067)	(12,531)	(23,687)
Other income	-	-	-	1,585

Income before provision for income taxes	236,909	241,671	597,792	623,668
Provision for income taxes
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-
Net Income	$236,909	$241,671	$597,792	$623,668
Net Income per share - Basic	$0.03	$0.03	$0.08	$0.09
Net Income per share - Diluted	$0.03	$0.03	$0.08	$0.09

Weighted average shares outstanding - Basic	7,263,099	7,222,932	7,261,048	7,222,436
Weighted average shares outstanding - Diluted	7,282,574	7,255,733	7,278,535	7,258,862
Cash dividends per share	$0.02	$0.02	$0.08	$0.12

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Cash Flows
For the Year to Date Periods Ended August 31, 2007 and August 31, 2006
(Unaudited)

	9 Months Ended
		Restated
	August 31, 2007	August 31, 2006
Operating activities
Net income	$597,792	$623,668
Depreciation and amortization	35,227	51,797
Loss on sale of equipment		17,151
Provision for uncollectible accounts, net of recoveries	(6,076)	(7,951)
Share-based compensation	25,820
Changes in:
Trade accounts receivable	(3,511)	31,291
Restricted cash	(38,415)	(37,455)
Marketing fund contributions receivable	14,637	8,120
Notes receivable	9,191	48,635
Inventories	(7,616)	20,627
Prepaid expenses and other	(17,013)	14,893
Accounts payable	(18,549)	(54,333)
Accrued liabilities	(91,300)	(19,835)
Unexpended marketing fund contributions	20,804	30,247
Deferred revenue	(99,002)	(66,498)
Net Cash Provided by Operating Activities	421,989	660,357

Investing activities
Purchase of equipment	(3,636)	(6,940)
Sale of equipment	-	5,000
Net Cash Used In Investing Activities	(3,636)	(1,940)

Financing activities
Repayment of borrowings	(170,735)	(183,104)
Proceeds from exercise of stock options	20,477	6,077
Payment of dividend	(581,048)	(866,685)
Net Cash Used In Financing Activities	(731,306)	(1,043,712)

Net Decrease in Cash	(312,953)	(385,295)

Cash, Beginning of Period	1,792,666	2,206,524
Cash, End of Period	$1,479,713	$1,821,229

Supplemental disclosure of cash flow information:
Interest paid	$3,460	$13,996

Income taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Quarter and Year to Date Periods Ended August 31, 2007 and August 31, 2006

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM"), Jacobs Bros. Bagels, and Brewster's Coffee trade names. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution, including license agreements and direct home delivery of specialty muffin gift baskets and coffee.

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

2. Stores Open and Under Development

Stores which are open or under development at August 31, 2007 are as follows:

Stores open:
Company-owned	1
Franchisees	128
Licensed	2
Under development	6

Total	137

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended		9 months ended
		Restated		Restated
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006
Numerator:

Net income available to common shareholders	$236,909	$241,671	597,792	623,668

Denominator:

Weighted average outstanding shares
Basic	7,263,099	7,222,932	7,261,048	7,222,436

Earnings per Share - Basic	$0.03	$0.03	$0.08	$0.09

Effect of dilutive common stock	19,475	32,801	17,487	36,426

Weighted average outstanding shares
Diluted	7,282,574	7,255,733	7,278,535	7,258,862

Earnings per share - Diluted	$0.03	$0.03	$0.08	$0.09

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	3 months ended		9 months ended
	August 31, 2007	August 31, 2006	August 31, 2007	August 31, 2006

Shares excluded from calculation of diluted EPS	267,500	72,500	267,500	72,500

4. Long-Term Debt

On June 25, 2004, the Company entered into a Business Loan and Security Agreement ("Bank Agreement") with Associated Bank which provided for a term loan in the original amount of $723,700.  The term loan under the Bank Agreement was secured by substantially all of the assets of the Company and was being repaid in monthly installments of $21,900, including interest at a rate of 5.5 percent per annum, with final payment due July 1, 2007.  Final payment was made in July, 2007.

The current total debt balance of $273,572 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5. Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of August 31, 2007, 1,400,000 stock options were granted to directors, officers and employees.  As of August 31, 2007, there were 956,036 stock options exercised and 51,182 stock options forfeited or expired under the Plan.

	9 months ended
	August 31, 2007	August 31, 2006
	Options	Options
Options Outstanding at beginning of period	432,949	163,034
Granted	0	75,000
Forfeited	0	(5,499)
Exercised	(40,167)	(13,986)
Options Outstanding at end of period	392,782	218,549

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $26,000 for the nine months ended August 31, 2007.

The following table illustrates the pro forma effect on the Company’s net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation,” for the three months and nine months ended August 31, 2006 and the assumptions used to estimate the fair value of options granted under the stock option plan for the three and nine months then ended.

	3 months ended	9 months ended
	Restated	Restated
	August 31, 2006	August 31, 2006

Pro forma impact of fair value method
Reported net income	$241,671	$623,668
Less: Fair value impact of employee stock compensation	(8,403)	(30,594)
Pro forma net income	$233,268	$593,074

Earnings per common share
Basic - as reported	$0.03	$0.09
Diluted - as reported	$0.03	$0.09
Basic - pro forma	$0.03	$0.08
Diluted - pro forma	$0.03	$0.08

Weighted average Black Scholes fair value assumptions
Risk free interest rate	4.39%	4.39%
Expected life	10.0 yrs	10.0 yrs
Expected volatility	1.228	1.228
Expected dividend yield	7.00%	7.00%

As of August 31, 2007, there was approximately $74,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 4.25 years.

The Company uses historical volatility of common stock over a period equal to the expected life of the options to estimate their fair value.  The dividend yield assumption is based on the Company’s history and expectation of future dividend payouts on the common stock. The risk-free interest rate is based on the implied yield available on U.S. treasury zero-coupon issues with an equivalent remaining term. The expected term of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. To value option grants and other awards for actual and pro forma stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock options expire in 10 years and vary in vesting from immediate to a vesting period over five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2007:

Options Outstanding				Options Exercisable
Outstanding at 8/31/07	Wghtd. Avg.Remaining Life	Wghtd. Avg.Exercise Price	Aggregate Intrinsic Value	Exercisable at 8/31/07	Wghtd. Avg.Exercise Price	Aggregate Intrinsic Value
392,782	8.53	$1.12	$-	127,649	$0.92	$7,659

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $.98 as of the last business day of the period ended August 31, 2007.  Total intrinsic value of those options exercised during the quarter and nine months ended August 31, 2007 is $0 and $19,000, respectively.

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

7. Commitments and Contingencies

None

8. Restatement

During the last quarter of the year ended November 30, 2006, the Company adopted SEC Staff Accounting Bulletin (SAB) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  As a result, an adjustment was made to the November 30, 2005 Stockholders’ Equity, in the amount of $74,000, relating to the accrual for accounting fees and the period in which services for the respective fiscal period were to be performed.  The effect of the adoption of SAB No. 108 on the statement of operations for the three and nine months ended August 31, 2006 was to decrease and increase professional service fees by $5,000 and $12,000, respectively, and, therefore, increase and  decrease the previously reported net income.

The impact to the specific balances in the Consolidated Statement of Income as of and for the three and nine months ended August 31, 2006, as a result of the above adjustments, is as follows.  The amounts previously reported are derived from the original Form 10-QSB for the quarter ended August 31, 2006 filed on October 13, 2006.

	3 Months Ended 8/31/06		9 Months Ended 8/31/06
	As Previously Reported	As Restated	As Previously Reported	As Restated
Statement of Operations Captions:
Total Revenues	$944,959	$944,959	$2,969,666	$2,969,666
Food, beverage and paper costs	35,893	35,893	123,779	123,779
Store payroll and other operating expenses	108,822	108,822	369,815	369,815
Selling, general and administrative expenses:
Payroll-related expenses	314,869	314,869	1,030,477	1,030,477
Occupancy	34,903	34,903	106,564	106,564
Advertising and promotion	18,857	18,857	78,482	78,482
Professional service fees	52,999	44,554	157,728	166,173
Travel expenses	27,209	27,209	73,373	73,373
Depreciation and amortization	17,229	17,229	51,797	51,797
Other	111,056	114,306	353,315	356,565
Total Operating Expenses	721,837	716,642	2,345,330	2,357,025
Income from operations	223,122	228,317	624,336	612,641
Interest income	20,421	20,421	33,129	33,129
Interest expense	(7,067)	(7,067)	(23,687)	(23,687)
Other income	-	-	1,585	1,585

Income before provision for income taxes	$236,476	$241,671	$635,363	$623,668
Provision for income taxes
Current	-	-	-	-
Deferred	-	-	-	-
	-	-	-	-
Net Income	$236,476	$241,671	$635,363	$623,668
Net Income per share - Basic	$0.03	$0.03	$0.09	$0.09
Net Income per share - Diluted	$0.03	$0.03	$0.09	$0.09

9. Segment Information

The following table presents segment information for the nine months ended August 31, 2007 and 2006:

	Net Revenues		Operating Income (Loss)
	9 months ended		9 months ended
		Restated		Restated
	8/31/2007	8/31/2006	8/31/2007	8/31/2006
Company Store Operations	$663,944	$574,625	$(112,254)	$(192,176)
Franchise Operations and Licensing Fees	2,306,554	2,395,041	1,335,141	1,446,735
	$2,970,498	$2,969,666	$1,222,887	$1,254,559
Corporate Expenses			(663,901)	(641,918)
Interest Income, Net of Interest Expense			38,806	11,027
Net Income			$597,792	$623,668

There has not been a substantial change in total assets of either segment since November 30, 2006.

10. Subsequent Event

On October 2, 2007, the Company paid out a $0.02 per share quarterly cash dividend to shareholders of record at the close of business on September 20, 2007.  Total dividend payment equaled $145,270.

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

General

The Company has one Company-owned store, 128 franchised and 2 licensed units at August 31, 2007.  Units in operation at August 31, 2006 included one Company-owned store, 140 franchised and 4 licensed units.  System-wide revenues for the nine months ended August 31, 2007 were $34.4 million as compared to August 31, 2006 which were $35.3 million.

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

At August 31, 2007, the Company had 17 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 18 employees at August 31, 2006.

Results of Operations

Three Months Ended August 31, 2007 versus Three Months Ended August 31, 2006 (Restated)

For the three months ended August 31, 2007, the Company reported net income of $237,000 versus net income of $242,000 for the same period in 2006.  Total revenue of $982,000 increased $37,000, for the three months ended August 31, 2007, as compared to total revenue of $945,000 for the three months ended August 31, 2006.

Royalty fee revenue of $557,000, for the quarter ended August 31, 2007, decreased $34,000 from the quarter ended August 31, 2006.  The Company had 128 franchise locations at August 31, 2007 as compared to 140 locations at August 31, 2006.

Franchise fee revenue of $70,000, for the quarter ended August 31, 2007, increased $50,000 from the quarter ended August 31, 2006.  Two stores opened during the quarter ended August 31, 2007, versus none in the same quarter of 2006.

Licensing fee and other income of $230,000, for the quarter ended August 31, 2007, increased $13,000 from the quarter ended August 31, 2006.  In 2007, Sign Shop revenue increased $23,000 due to work associated with marketing promotions kicked off at the November 2006 Franchise Convention, offset by a decrease in non-traditional income of $8,000.

Company-owned store sales of $124,000, for the quarter ended August 31, 2007, increased $8,000 from the quarter ended August 31, 2006.

Total operating expenses of $758,000 were up $41,000, for the quarter ended August 31, 2007, versus $717,000 in 2006.  Sign Shop expenses increased $14,000 due to work associated with the November 2006 Franchise Convention.  Compensation expense increased $23,000 in the current quarter, with $9,000 of the increase a result of adopting FASB 123(R) (See Note 5).

Interest income of $17,000 decreased $4,000, for the quarter ended August 31, 2007, over the same period in 2006, as the average cash balance was lower in 2007.

Interest expense of $3,000 decreased $4,000 due to lower outstanding debt.

Net Income per share, as reported for basic and diluted outstanding shares, was $0.03 for the three months ended August 31, 2007 and August 31, 2006.

Nine Months Ended August 31, 2007 versus Nine Months Ended August 31, 2006 (Restated)

For the nine months ended August 31, 2007, the Company reported net income of $598,000 versus net income of $624,000 for the same period in 2006.  Total revenue of $2,970,000 increased $1,000, for the nine months ended August 31, 2007, as compared to the nine months ended August 31, 2006.

Royalty fee revenue of $1,656,000, for the nine months ended August 31, 2007, decreased $59,000 from the nine months ended August 31, 2006.  The Company had 128 franchise locations at August 31, 2007 as compared to 140 locations at August 31, 2006.

Franchise fee revenue of $195,000, for the nine months ended August 31, 2007, decreased $31,000 from the nine months ended August 31, 2006.  There were 5 new store openings during the nine months ended August 31, 2007, versus 7 in the same period of 2006.

Licensing fee and other income of $761,000, for the nine months ended August 31, 2007, increased $117,000 from the nine months ended August 31, 2006.  In 2007, Sign Shop revenue increased $97,000 due to work associated with marketing promotions kicked off at the November 2006 Franchise Convention.

Company-owned store sales of $358,000, for the nine months ended August 31, 2007, decreased $27,000 from the nine months ended August 31, 2006.  This decrease is due to the fact the Company had one Company-owned store for the entire period in 2007, versus two Company-owned stores for a portion of the same period in 2006.

Total operating expenses of $2,412,000 increased $55,000 for the nine months ended August 31, 2007, versus $2,357,000 in 2006.  Sign Shop expenses increased $62,000 in 2007, as a result of the higher revenues for the work associated with the November 2006 Franchise Convention.  Compensation expense increased $49,000, with $26,000 of the increase a result of adopting FASB 123(R) (See Note 5).

Interest income of $51,000 increased $18,000, for the nine months ended August 31, 2007, over the same period in 2006, as a result of investing excess cash in higher yield investments for the full nine months in 2007 versus only part of 2006.

Interest expense of $13,000 decreased $11,000 due to lower outstanding debt.

Net Income per share, for the nine months ended August 31, 2007, was $0.08 on a basic and fully diluted basis versus $0.09 on a basic and fully diluted basis for the nine months ended August 31, 2006.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $422,000 for the nine months ended August 31, 2007, versus cash provided by operating activities of $660,000 for the same period in 2006. Cash provided by operating activities principally represents net income of $598,000, plus depreciation and amortization of $35,000, less a decrease in the provision for uncollectible accounts of $6,000, plus an increase in share-based compensation expense of $26,000, less increases to trade accounts receivable of $4,000, restricted cash of $38,000, inventories of  $8,000, prepaid expenses and other assets of $17,000, less decreases to accounts payable of $19,000, accrued liabilities of $91,000 and deferred revenue of $99,000, plus decreases to Marketing Fund contributions receivable of $15,000 and notes receivable of $9,000, plus an increase to unexpended Marketing Fund contributions of $21,000.  Operating activities in 2006 provided $660,000, represented by net income of $624,000, plus depreciation and amortization of $52,000, less a decrease in the provision for uncollectible accounts of $8,000, plus a loss on sale of equipment of $17,000, less increases to restricted cash of $37,000 and decreases to accounts payable of $54,000, accrued liabilities of $20,000, and deferred revenue of $66,000, plus decreases to accounts receivable of $31,000, Marketing Fund contributions receivable of $8,000, notes receivable of $49,000, inventories of $21,000, prepaid expenses and other of $15,000, plus an increase to unexpended Marketing Fund contributions of $30,000.

Cash used in investing activities during the nine months ended August 31, 2007 totaled $4,000, for the purchase of equipment.  Cash used during 2006 totaled $2,000, representing equipment purchases of $7,000, offset by proceeds from equipment sales of $5,000.

Financing activities used $731,000 during the nine months ended August 31, 2007, due to the repayment of notes payable of $171,000 and the payment of cash dividends of $581,000, offset by proceeds from the exercise of stock options in the amount of $20,000.  In fiscal 2006 for this same period, financing activities used $1,044,000 due to repayment of notes payable of $183,000 and payment of cash dividends of $867,000, offset by proceeds from the exercise of stock options in the amount of $6,000.

Dividend Policy

It is the Company’s intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors.  Although there can be no assurances the Company will be able to pay future dividends, it is the Company’s intent going forward to continue to declare and pay cash dividends on a quarterly basis.

The Company believes execution of this policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no financial covenants on any of its outstanding debt.

Adoption of SEC Staff Bulletin No. 108

During the year ended November 30, 2006, the Company adopted the SEC Staff issued Staff Accounting Bulletin (SAB) No. 108 Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, which addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements.  For the year ended November 30, 2006, there was an adjustment to Stockholders’ Equity, in the amount of $74,000, related to the accrual for accounting fees and the period in which services for the respective fiscal period were performed, and there was no income statement effect because the related accrual was overstated by the same amount at the beginning and end of the year. (See Note 8 Restatement)

Recent Accounting Pronouncements

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”.  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $26,000 for the nine months ended August 31, 2007.

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006 (the Company’s fiscal year beginning December 1, 2007).  The Company has not yet determined the impact, if any, that may result from the adoption of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 (the Company’s fiscal year beginning December 1, 2007), and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, or results of operations or cash flows.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2006, filed with the Securities and Exchange Commission on February 28, 2007.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2007.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of August 31, 2007.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See index to exhibits

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 11, 2007	/s/ Jeffrey M. Gorden
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