Form 10KSB
period 2007-11-30
BAB, INC.
filed 2008-02-27
CIK 1123596

 FORM 10-KSB
U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended: November 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☒ Yes    ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of small business issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer's revenues for its most recent fiscal year:

$3,994,899

The aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $3,267,624 based on 3,630,693 shares held by nonaffiliates as of February 4, 2008; Closing price ($.90) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 4, 2008.

Transitional Small Business Disclosure Format (check one):  ☐ Yes ☒ No

FORM 10-KSB INDEX

Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS
OVERVIEW

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At November 30, 2007, the Company had 129 units in operation in 26 states, including 2 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and Company-owned stores feature daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  MFM units are primarily in the Middle Atlantic States.   Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in the Company-owned store and most franchised units.  In addition, the Company’s franchised and Company-owned stores derive income from wholesale of Jacobs Bros. Bagels, also registered as a trademark of the Company.

The Company has grown significantly since its initial public offering through growth in franchise units and the development of alternative distribution channels for its branded products.  The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

Operating Income

The Company reported net income of $1,244,000 for the year ended November 30, 2007, and net income of $717,000 for the year ended November 30, 2006.  The Company believes that with its continued focus on franchising and licensing operations, it will continue to be profitable.  The Company will also continue to review and institute cost controls where deemed necessary.

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

Index

CUSTOMERS

The Company-owned store sells to the general public; therefore, the Company is not dependent on a particular customer or small group of customers.  Regarding the Company's franchising operation, the franchisees represent a varied geographic and demographic group.  Among some of the primary services the Company provides to its franchisees are marketing assistance, training, time-tested successful recipes, bulk purchasing discounts, food service knowledgeable personnel and brand recognition.

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods,   Hawkeye Foodservice and Coca-Cola.  The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are readily available from other sources.

LOCATIONS

The Company has 126 franchised locations, 2 licensees and 1 Company-owned store.   Of the 126 locations, 124 are located in 26 states and 2 International units are located in the United Arab Emirates.

STORE OPERATIONS

BIG APPLE BAGELS--BAB franchised and Company-owned stores daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 2,000 square feet, with seating capacity for 30 to 40 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from the Company-owned store and from other franchise stores, store layout is generally consistent.

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

BREWSTER'S COFFEE--Although the Company doesn't have, or actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in the  Company-owned store and most of the franchised units.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB and MFM franchisees are members of a marketing fund requiring an ongoing 3% contribution, consisting of 1% for general system-wide marketing, and 2% for the local advertising and marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first BAB or MFM store. The fee for subsequent production stores is $20,000, $15,000 for a satellite location and $10,000 for a kiosk.

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

Index

The Company's franchise agreement provides a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the franchise agreement.

The Company currently advertises its franchising opportunities at franchise trade shows, and in directories, newspapers, the internet and business opportunity magazines worldwide.  In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

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

The Company believes the primary direct competitors of its bagel concept units are Bruegger's Bagel Bakery and New World Coffee-Manhattan Bagel Inc., which operates under Einstein Bros. Bagels, Noah's NY Bagel, Manhattan Bagel Bakery and Chesapeake Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may be expected to compete with the Company. There is not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company competes against numerous small, independently owned bagel bakeries, and national fast food restaurants, such as Dunkin' Donuts, McDonald's, Panera and Starbucks, that offer bagels, muffins, coffee and related products as part of their product offerings.  In the supermarket bakery sections, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

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

Index

TRADEMARKS AND SERVICE MARKS

The trademarks, trade names and service marks used by the Company contain common descriptive English words and thus may be subject to challenge by users of these words, alone or in combination with other words, to describe other services or products. Some persons or entities may have prior rights to these names or marks in their respective localities. Accordingly, there is no assurance that such marks are available in all locations. Any challenge, if successful, in whole or in part, could restrict the Company's use of the marks in areas in which the challenger is found to have used the name prior to the Company's use. Any such restriction could limit the expansion of the Company's use of the marks into that region, and the Company and its franchisees may be materially and adversely affected.

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements.   In February, 1999 the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

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

GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures'' (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly; the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisers based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

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

Index

The Company's franchising operations are subject to regulation by the FTC under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Uniform Franchise Offering Circular (UFOC) in connection with the sale and operation of its franchises. In addition, some states require a franchiser to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its UFOC, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchiser-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 30, 2007, the Company employed 33 persons, consisting of 15 working in the Company-owned store, of which 13 are part-time employees.  The remaining employees are responsible for Corporate management and oversight, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased pursuant to a lease expiring February 28, 2011.  Additionally, the Company leases space for its Company-owned store. The lease term for the store is for an initial term of five years and contains an option for renewal for two five-year terms. (See Note 7 in the audited consolidated financial statements included herein.)

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Index

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2007.  The Company's Common Stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2006	Low	High
First quarter	0.90	1.22
Second quarter	0.73	1.01
Third quarter	0.85	1.01
Fourth quarter	0.95	1.07

Year Ended: November 30, 2007	Low	High
First quarter	0.85	1.01
Second quarter	0.88	1.02
Third quarter	0.98	1.15
Fourth quarter	0.90	1.02

As of February 4, 2008, the Company's Common Stock was held by 178 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 4, 2008, is approximately 1,400 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of common stock for grant.   A total of 1,400,000 stock options have been granted since plan inception.  In 2007, zero options were granted.  In 2006, 2005, 2004 and 2003, 290,000, 95,000, 115,000, and 300,000 stock options, respectively, were granted to directors, officers and employees.  Zero options were granted during fiscal year 2007.  As of November 30, 2007, 1,400,000 stock options were granted to directors, officers and employees, leaving zero options available for grant.  As of February 4, 2008, there were 1,007,627 stock options exercised or forfeited under the stock option plan.  (See Note 6 of the audited consolidated financial statements included herein.)

Index

DIVIDEND POLICY

The Board of Directors of the Company declared quarterly cash dividends of $.02 per share on March 9, 2007, June 5, 2007, September 5, 2007, and November 26, 2007  A $.02 per share special dividend was also declared on November 26, 2007.  These dividends were payable on April 10, 2007, July 2, 2007, October 2, 2007,  and January 4, 2008, respectively, in the amounts of $145,262, $145,262, $145,270, and $290,540.  (See Note 5 of the audited consolidated financial statements included herein.)

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

Although there can be no assurances that the Company will be able to pay dividends in the future, it is the Company’s intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash dividends on a quarterly basis.

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

Index

GENERAL

The Company has 126 franchised, 2 licensed units, and 1 Company-owned store as of the end of 2007. Units in operation at the end of 2006 included 136 franchised, 3 licensed and 1 Company-owned store.  System-wide revenues in 2007 were $46 million compared to $47 million in 2006.

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

YEAR 2007 COMPARED TO YEAR 2006

Total revenues from all sources increased $78,000, or 2.0%, to $3,995,000 in 2007 from $3,917,000 in the prior year primarily due to an increase in Sign Shop revenue and other non-traditional sources of income.

Royalty revenue from franchise stores was down $58,000, or 2.5%, to $2,218,000 in 2007 as compared to $2,275,000 in 2006.  Franchise fee revenue decreased $37,000, or 13.7%, to $235,000, in 2007 versus $272,000 in 2006.  The Company opened 6 stores in 2007 versus 8 in 2006.  At November 30, 2007, the Company had 7 units under development, versus 8 at November 30, 2006.  More new franchises are opening in developing centers which leads to longer timeframes between execution of franchise agreements and occupancy.  Licensing fees and other income increased $189,000, or 21.7%, to $1,058,000 in 2007 as compared to $869,000 in 2006.  Sign Shop revenue was $127,000 higher in 2007 as a result of work associated with marketing promotions kicked off at the November 2006 Franchise Convention.

Total operating expenses of $3,303,000, were 82.7% of total revenues for 2007 versus $3,228,000, or 82.4%, for 2006.  However, $34,000 expense was recorded for adoption of SFAS 123(R) for stock options in 2007.  Excluding this expense, total operating expenses would have been 81.8% of revenues in 2007 which is comparable to 2006.

Corporate office payroll and payroll related expenses increased $47,000, or 3.2%, to $1,529,000, from $1,481,000,  in 2006. Occupancy expense increased $4,000, or 2.8% in 2007, to $141,000, from $137,000 in 2006.  Professional fees decreased $35,000, or 18.7%, to $152,000 in 2007, from $187,000 in 2006, and Other expenses increased $114,000, or 24.2%, to $586,000 in 2007 from $472,000 in 2006, with $84,000 related to Sign Shop revenues which, as noted above, increased $127,000.  There was a reduction in depreciation and amortization expense of $25,000, or 35.7% in 2007, to $45,000, from $70,000, in 2006.

Income from operations for the period ended November 30, 2007 was $692,000 as compared to $690,000 in 2006.

Interest income increased $11,000, to $68,000, in 2007, compared to $57,000, in 2006, as a result of the Company investing excess cash in higher yielding investments for the full fiscal year.

Interest expense decreased $14,000 to $16,000 in 2007, compared to $30,000 in 2006, primarily due to a decrease in outstanding debt.  The Company paid off its outstanding bank debt in July, 2007.

Included in 2007 net income was a $500,000 deferred tax benefit recognized for a reduction in the valuation reserve associated with the tax benefit of net operating loss carryforwards for income tax purposes.  There was no such benefit recorded in 2006.

Net income totaled $1,244,000, or 31.1% of revenue in 2007 as compared to $717,000, or 18.3% of revenue in the prior year.  Included in 2007 net income was a $500,000 deferred tax benefit recognized for a reduction in the valuation reserve associated with the tax benefit of net operating loss carryforwards for income tax purposes.

Index

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $673,000 during 2007. Cash provided from operating activities principally represents net income of $1,244,000, plus depreciation and amortization of $45,000 and share-based compensation of $34,000, less bad debt of $5,000 and deferred tax benefit of $500,000, plus changes in notes receivable of $12,000, inventory of $2,000 and unexpended Marketing Fund contributions of $67,000, less changes in trade accounts receivable of $11,000, restricted cash of $38,000, Marketing Fund contributions receivable of $7,000, prepaid expenses and other of $29,000, accounts payable of $15,000, accrued liabilities of $74,000 and deferred revenue of $51,000.  Cash provided from operating activities in 2006 totaled $868,000. This cash principally represented net income of $717,000, plus depreciation and amortization of $70,000 and the loss on sale of equipment of $18,000, less bad debt of $8,000, plus changes in trade accounts receivable of $12,000, Marketing Fund contributions receivable of $1,000, notes receivable of $69,000, inventory of $19,000, prepaid expenses and other of $35,000, accrued liabilities of $12,000, and unexpended Marketing Fund contributions of $28,000, less changes in restricted cash of $30,000, accounts payable of $37,000, and deferred revenue of $36,000.

Cash used for investing activities during 2007 totaled $57,000, consisting of purchase of equipment of $19,000 and trademark renewal expenditures of $38,000.  Cash used for investing activities during 2006 totaled $10,000, consisting of the purchase of equipment of $14,000, offset by proceeds from the sale of equipment of $4,000.

Financing activities used $898,000 during 2007, due to the repayment of notes payable of $193,000 and the payment of dividends equal to $726,000, offset by proceeds of $21,000 from the exercise of options.  Financing activities used $1,272,000 during 2006, due to the repayment of notes payable of $267,000 and the payment of dividends equal to $1,011,000, offset by proceeds of $6,000 from the exercise of options.

It is the Company’s intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors.  It is the Company’s intent going forward to declare and pay dividends on a quarterly basis.

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

Index

CRITICAL ACCOUNTING POLICIES

The Company's significant accounting policies are presented in the Notes to the Consolidated Financial Statements (see Note 2 of the audited consolidated financial statements included herein).  While all of the significant accounting policies impact the Company's Consolidated Financial Statements, some of the policies may be viewed to be more critical.  The more critical policies are those that are most important to the portrayal of the Company's financial condition and results of operations and that require management's most difficult, subjective and/or complex judgments and estimates.   Management bases its judgments and estimates on historical experience and various other factors that are believed to be reasonable under the circumstances.  The results of judgments and estimates form the basis for making judgments about the Company's value of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from those estimates under different assumptions or conditions.   Management believes the following are its most critical accounting policies because they require more significant judgments and estimates in preparation of its consolidated financial statements.

Revenue Recognition

Systems royalty fees represent a 5% charge from franchised stores’ net retail and wholesale sales. Royalty revenues are recognized on the accrual basis using estimates based on past history and seasonality.

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

The Company's intangible assets consist primarily of trademarks and goodwill.  SFAS 142, "Goodwill and Other Intangible Assets" requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company no longer amortizes goodwill or trademarks.  No impairment was recorded for the years ended November 30, 2007 and 2006.  (See Note 2 of the audited consolidated financial statements included herein.)

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   Amounts due from franchisees represented approximately 61% and 60% of the receivable balance at November 30, 2007 and 2006, respectively.  The Company believes it has maintained adequate reserves for doubtful accounts.  The Company reviews the collectibility of receivables periodically taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

Index

As of November 30, 2007, the Company has cumulative net operating loss carryforwards expiring between 2012 and 2021 for U.S. federal income tax purposes of approximately $6,178,000.   A valuation allowance has been established for $1,232,000 at November 30, 2007 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.   (See Note 3 of the audited consolidated financial statements included herein.)

Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of $34,000 for the twelve months ended November 30, 2007.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company has not yet determined what impact, if any, that may result from adoption of SFAS No. 159.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

Index

BAB, Inc.

Years Ended November 30, 2007 and November 30, 2006

C o n t e n t s

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Index

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheet of BAB, Inc. as of November 30, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Frank L. Sassetti & Co.

Oak Park, Illinois
February 4, 2008

Index

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheet of BAB, Inc. as of November 30, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

By:  /s/ McGladrey and Pullen, LLP

Chicago, Illinois
February 27, 2007

Index

BAB, Inc
Consolidated Balance Sheets
November 30 2007 and 2006

	2007	2006
ASSETS
Current Assets
Cash	$1,510,292	$1,792,666
Restricted cash	271,970	234,114
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $6,170 in 2007 and $32,352 in 2006)	104,995	92,377
Marketing fund contributions receivable from franchisees and stores	36,756	29,478
Notes receivable (net of allowance for doubtful accounts of $8,639 in 2007 and $10,690 in 2006)	3,866	8,262
Inventories	43,946	46,048
Prepaid expenses and other current assets	129,575	100,439
Total Current Assets	2,101,400	2,303,384
Property, plant and equipment (net of accumulated depreciation of $526,661 in 2007 and $372,350 in 2006)	79,879	100,761
Notes receivable (net of allowance of $4,642 in 2007 and $5,906 in 2006)	1,419	5,282
Trademarks	763,667	763,667
Goodwill	3,542,772	3,542,772
Definite lived intangible assets (net of accumulated amortization of $307,288in 2007 and $302,486 in 2006)	36,204	2,896
Deferred tax asset	500,000	-
Total Noncurrent Assets	4,923,941	4,415,378
Total Assets	$7,025,341	$6,718,762

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$23,051	$192,740
Accounts payable	40,470	55,961
Accrued expenses and other current liabilities	371,458	445,506
Dividends payable	290,540	290,524
Unexpended marketing fund contributions	253,616	186,479
Deferred franchise fee revenue	190,000	210,000
Deferred licensing revenue	82,135	76,579
Total Current Liabilities	1,251,270	1,457,789

Long-term debt (net of current portion)	228,516	251,567
Deferred revenue (net of current portion)	9,508	45,818
Total Noncurrent Liabilities	238,024	297,385
Total Liabilities	1,489,294	1,755,174

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;8,466,953 and 8,426,377 shares issued, and 7,263,508 and 7,222,932 shares outstanding as of November 30, 2007 and 2006, respectively)	13,508,257	13,508,216
Additional paid-in capital	932,038	876,999
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(8,681,467)	(9,198,846)
Total Stockholders' Equity	5,536,047	4,963,588
Total Liabilities and Stockholders' Equity	$7,025,341	$6,718,762

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Income
November 30, 2007 and 2006

	2007	2006
REVENUES
Royalty fees from franchised stores	$2,217,820	$2,275,483
Net sales by Company-owned stores	484,399	500,689
Franchise fees	235,000	272,219
Licensing fees and other income	1,057,680	869,000
Total Revenues	3,994,899	3,917,391

OPERATING EXPENSES
Store food, beverage and paper costs	155,800	159,615
Store payroll and other operating expenses	437,024	472,029
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,528,656	1,481,174
Occupancy	141,109	137,268
Advertising and promotion	122,937	110,055
Professional service fees	151,781	186,644
Travel expenses	134,886	139,337
Depreciation and amortization	44,812	69,653
Other	586,187	472,115
Total Operating Expenses	3,303,192	3,227,890
Income from operations	691,707	689,501
Interest income	67,612	56,790
Interest expense	(15,606)	(29,684)
Income before provision for income taxes	743,713	716,607
Provision (benefit) for income taxes
Current tax (benefit)	-	-
Deferred tax (benefit)	(500,000)	-
	(500,000)	-
Net Income	$1,243,713	$716,607
Net Income per share - Basic	$0.17	$0.10
Net Income per share - Diluted	$0.17	$0.10

Weighted average shares outstanding - Basic	7,261,651	7,222,560
Weighted average shares outstanding - Diluted	7,278,066	7,259,149
Cash dividends declared per share	$0.10	$0.10

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Stockholders’ Equity
November 30, 2007 and 2006

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2005	8,412,391	$13,508,202	$870,935	(1,203,445)	$(222,781)	$(9,191,567)	$4,964,789

Stock Options Exercised	13,986	14	6,064				6,078

Dividends Declared						(723,886)	(723,886)

Net Income						716,607	716,607

November 30, 2006	8,426,377	13,508,216	876,999	(1,203,445)	(222,781)	(9,198,846)	4,963,588

SFAS No. 123(R)			34,415				34,415

Stock Options Exercised	40,576	41	20,624				20,665

Dividends Declared						(726,334)	(726,334)

Net Income						1,243,713	1,243,713

November 30, 2007	8,466,953	$13,508,257	$932,038	(1,203,445)	$(222,781)	$(8,681,467)	$5,536,047

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Cash Flow
November 30, 2007 and 2006

	2007	2006
Operating activities
Net income	$1,243,713	$716,607
Depreciation and amortization	44,812	69,653
Loss on sale of equipment	-	17,651
Provision for uncollectible accounts, net of recoveries	(4,840)	(8,346)
Share-based compensation	34,415	-
Provision for deferred taxes	(500,000)	-
Changes in:
Trade accounts receivable	(11,093)	11,733
Restricted cash	(37,856)	(30,059)
Marketing fund contributions receivable	(7,278)	911
Notes Receivable	11,573	69,352
Inventories	2,102	19,207
Prepaid expenses and other	(29,137)	35,050
Accounts payable	(15,491)	(37,466)
Accrued liabilities	(74,048)	12,164
Unexpended marketing fund contributions	67,137	27,566
Deferred revenue	(50,754)	(36,162)
Net Cash Provided by Operating Activities	673,255	867,861

Investing activities
Purchase of equipment	(19,127)	(14,327)
Proceeds from sale of equipment	-	4,500
Capitalization of trademark renewals	(38,109)
Net Cash Used In Investing Activities	(57,236)	(9,827)

Financing activities
Repayment of borrowings	(192,740)	(266,825)
Proceeds from exercise of stock options	20,665	6,077
Payment of dividends	(726,318)	(1,011,144)
Net Cash Used In Financing Activities	(898,393)	(1,271,892)

Net Increase (Decrease) in Cash	(282,374)	(413,858)

Cash, Beginning of Period	1,792,666	2,206,524
Cash, End of Period	$1,510,292	$1,792,666

Supplemental disclosure of cash flow information:
Interest paid	$16,454	$30,977
Income taxes paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:

On November 26, 2007, a quarterly $0.02 per share cash dividend and a $0.02 per share special dividend was declared, payable January 4, 2008, and recorded as a dividend payable in the amount of $290,540 at November 30, 2007.  On November 16, 2006, a quarterly $0.02 per share cash dividend and a special dividend of $0.02 per share was declared, payable January 11, 2007, and was recorded as a dividend payable in the amount of $290,524 at November 30, 2006.

See accompanying notes

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 1 - Nature of Operations

BAB, Inc. (the ”Company”) was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels (“BAB”), My Favorite Muffin (“MFM”) and Brewster’s Coffee trade names.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution, including under license agreements and through direct home delivery of specialty muffin baskets and coffee.

The Company has four wholly owned subsidiaries: BAB Systems, Inc. (Systems); BAB Operations, Inc. (Operations); Brewster’s Franchise Corporation (BFC); and My Favorite Muffin Too, Inc.    Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility.  BFC was established on February 15, 1996 to franchise ”Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises ”MFM” concept muffin stores.  The assets of Jacobs Bros. Bagels (Jacobs Bros.) were acquired on February 1, 1999.  (See Note 6.)

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.

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

Revenue Recognition
Systems royalty fees represent a 5% charge from franchised stores’ net retail and wholesale sales.  Royalty revenues are recognized on the accrual basis using estimates based on past history and seasonality.

The Company recognizes franchise fee revenue upon the opening of a franchise store.  Direct costs associated with franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company earns a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and from the sale of coffee from a coffee bean roaster for the sale of BAB branded product to the franchised and licensed units noted in the table below.  Stores which have been opened, and unopened stores for which a Franchise Agreement has been executed at November 30, 2007 and 2006 are as follows:

	2007	2006
Stores opened
Company-owned	1	1
Franchisee-owned	126	136
Licensed	2	3
	129	140
Unopened stores
Franchise Agreement	7	8
	136	148

Segments
In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations are within two reportable segments operating in the United States: Company Store Operations and Franchise Operations.

Marketing Fund
Systems established a Marketing Fund during 1994.  Franchisees and the Company-owned store are required to contribute to the Fund based on their retail sales. The Marketing Fund also earns revenues from commissions paid by certain vendors on the sale of BAB licensed products to franchisees.

Cash
Bank deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000.  Deposits may from time to time exceed federally insured limits.  As of November 30, 2007 and 2006, the Fund cash balances, which are to be accounted for separately as mandated by the UFOC, were $208,513 and $155,300, respectively.  Also included in restricted cash at November 30, 2007 and 2006 is a $63,457 and $78,814 certificate of deposit, respectively, that serves as collateral for a Letter of Credit for the Corporate Office facility lease entered with IL-Corporate 500 Centre, L.L.C., as required by the lease.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

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

Goodwill and Other Intangible Assets
The Company’s intangible assets consist primarily of trademarks and goodwill.  SFAS No. 142, ”Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests using a discounted cash flow model to determine the assets fair value. The Company no longer amortizes goodwill or trademarks, but instead, the Company’s intangible assets are tested annually for impairment. No impairment was recorded for the years ended November 30, 2007 and 2006.

The net book value of intangible assets with definite lives totaled $36,204 and $2,896 at November 30, 2007 and 2006, respectively.  The gross value of definite lived intangible assets and their respective accumulated amortization are as follows:

Accumulated Amortization
Definite Lived Intangible Assets	Original Cost	November 30, 2007
Master Lease Origination Fees	$95,382	$95,382
Trademark Renewals	$38,110	$1,906

Definitive lived intangible assets are being amortized over their useful lives.  Trademark renewal expenditures of $38,110 were capitalized in 2007 and will be amortized over a life of 10 years.  The Company recorded amortization expense for definitive lived intangible assets of $4,802 and $9,157 for the years ended November 30, 2007 and 2006, respectively, and will record approximately $2,000 per year over the next five years.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs
The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense was $122,937 and $110,055 in 2007 and 2006, respectively.  Included in advertising expense was $74,564 and $73,171 in 2007 and 2006, respectively, related to the Company’s franchise operations.

Income Taxes
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The benefits from net operating losses carried forward may be impaired or limited in certain circumstances.  In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.  The Company reduced the valuation allowance on the net deferred tax assets by $500,000 for the period ended November 30, 2007.  (See Note 3.)

Earnings Per Share
The Company computes earnings per share (“EPS”) under SFAS No. 128, “Earnings per Share.”  Basic net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.  Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if warrants, options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

	2007	2006
Numerator:
Net income available to common shareholders	$1,243,713	$716,607

Denominator:
Weighted average outstanding shares
Basic	7,261,651	7,222,560

Earnings per Share - Basic	$0.17	$0.10

Effect of dilutive common stock	16,415	36,589

Weighted average outstanding shares
Diluted	7,278,066	7,259,149

Earnings per share - Diluted	$0.17	$0.10

At November 30, 2007 and 2006, there are 267,500 unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive based on current market prices.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 2 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation
Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of $34,000 for the twelve months ended November 30, 2007.

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

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier adoption is encouraged.  The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The company has not yet determined the impact, if any, that may result from adoption of SFAS No. 159.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 3 - Income Taxes

The components of the income tax (benefit) provision are as follows:
	2007	2006
Federal income tax provision computed at federal statutory rate	$252,862	$243,646
State income taxes net of federal tax provision	35,832	34,526
Other adjustments	10,879	6,544
Change in valuation allowance	(644,530)	(151,566)
Utilization of net operating losses	(155,043)	(133,150)

Income Tax (Benefit)	$(500,000)	$-

Deferred income tax assets (liabilities) are as follows:
	2007	2006
Deferred revenue	109,328	129,030
Deferred rent revenue	15,912	15,811
Marketing Fund net contributions	80,940	60,287
Allowance for doubtful accounts	2,395	12,558
Allowance for doubtful accounts-notes receivable	5,155	6,442
Accrued expenses	20,707	12,577
Net operating loss carryforwards	2,398,332	2,553,375
Valuation allowance	(1,232,302)	(2,031,875)

Total Deferred Income Tax Assets	$1,400,467	$758,205

Depreciation and amortization	(895,694)	(751,583)
Franchise Costs	(4,773)	(6,622)
Total Deferred Income Tax Liabilities	$(900,467)	$(758,205)

Total Net Deferred Tax Assets/Liabilities	$500,000	$-

As of November 30, 2007, the Company has net operating loss carryforwards expiring between 2012 and 2021 for U.S. federal income tax purposes of approximately $6,178,000.  A valuation allowance has been established for $1,232,000 and $2,032,000 as of November 30, 2007 and 2006, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.  The reduction in the valuation allowance of $800,000 is a result of recognition of net operating loss carryforwards and management’s projections of future taxable income.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 4 - Long-Term Obligations

Long-term debt consisted of the following:
	2007	2006

Bank note payable	$0	$170,735
Note payable to former stockholder	$251,567	$273,572

	$251,567	$444,307
Less current portion	$(23,051)	$(192,740)

Long-Term Debt, Net of Current Portion	$228,516	$251,567

On June 25, 2004, the Company entered into a Business Loan and Security Agreement (“Bank Agreement”) with Associated Bank which provided for a term loan in the original amount of $723,700.  The term loan under the Bank Agreement is secured by substantially all of the assets of the Company and is to be repaid in monthly installments of $21,900, including interest at a rate of 5.5 % per annum, with a final payment due July 1, 2007.  The balance of this note payable as of November 30, 2006 was $170,735.  The note was paid in full in July, 2007.

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531.  The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder.  The balance of this note payable was $251,567 and $273,572 as of November 30, 2007 and 2006, respectively.

As of November 30, 2007, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2008	$23,051
2009	$24,146
2010	$25,292
2011	$26,494
Thereafter	$152,584
Total	$251,567

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 5 - Stockholders’ Equity

On March 9, 2007, June 5, 2007, and September 5, 2007, a $.02 per share dividend was declared, and was paid on April 10, 2007, July 2, 2007, and October 2, 2007, respectively.  On November 26, 2007, a $.02 quarterly dividend and a $.02 special dividend was declared, payable January 4, 2008. A dividend payable, in the amount of $290,540, was recorded at November 30, 2007.  On March 13, 2006, May 25, 2006, and September 6, 2006, a $.02 per share dividend was declared, and was paid on April 13, 2006, July 5, 2006, and October 9, 2006, respectively. On November 16, 2006, a $.02 quarterly dividend and a $.02 special dividend was declared, payable January 11, 2007. A dividend payable, in the amount of $290,524, was recorded at November 30, 2006.

Note 6 - Stock Options and Warrants

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  The Plan will terminate on May 25, 2011.  The Plan permits granting of awards to employees and non-employee Directors and agents of the Company in the form of stock appreciation rights, stock awards and stock options.  The Plan is currently administered by a Committee of the Board of Directors appointed by the Board.  The Plan gives broad powers to the Board and Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights, and to prescribe the particular form and conditions of each option or right granted.

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over five years.  The options granted are exercisable within a 10 year period from the date of grant.  All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through November 28, 2016.  Range of exercise prices of options outstanding as of November 30, 2007 are $0.46 to $1.27.

Activity under the Plan during the two years ended November 30 is as follows:

	2007		2006
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	432,949	$1.064	163,034	$0.722
Granted	0	$0.00	290,000	$1.221
Forfeited	0	$0.00	(6,099)	$0.833
Exercised	(40,576)	$0.509	(13,986)	$0.434
Outstanding at end of year	392,373	$1.121	432,949	$1.064

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 6 - Stock Options and Warrants (Continued)

Options Outstanding				Options Exercisable
Range of exercise price	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price

$0.46	9,473	6.0	$0.460	9,473	$0.460
$0.60	10,000	6.6	$0.600	10,000	$0.600
$0.88 - $0.97	65,400	7.2	$0.935	43,600	$0.935
$0.86	20,000	7.5	$0.860	20,000	$0.860
$1.15 - $1.27	72,500	8.0	$1.216	24,166	$1.216
$0.97	20,000	9.0	$0.970	20,000	$0.970
$1.25	100,000	9.0	$1.250	--	--
$1.25	95,000	9.0	$1.250	--	--
	392,373		$1.121	127,239	$0.920

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $.98 as of the last business day of the period ended November 30, 2007.  Total intrinsic value of those options exercised during the quarter and twelve months ended November 30, 2007 is $200 and $19,000, respectively.

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/07	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/07	Exercise Price	Intrinsic Value
392,373	8.29	$1.12	$-	127,239	$0.92	$7,634

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of $34,000 for the twelve months ended November 30, 2007.

The following table illustrates the pro forma effect on the Company’s net income and net income per share as if the Company had adopted the fair value based method of accounting for stock-based compensation under FASB No. 123, “Accounting for Stock-Based Compensation,” for 2006 and the assumptions used to estimate the fair value of options granted under the stock option plan for that period.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 6 - Stock Options and Warrants (Continued)

2006
Pro forma impact of fair value method
Reported net income	$716,607
Less: Fair value impact of employee stock compensation	(43,460)
Pro forma net income	$673,147

Earnings per common share
Basic - as reported	$0.10
Diluted - as reported	$0.10
Basic - pro forma	$0.09
Diluted - pro forma	$0.09

Weighted average Black Scholes fair value assumptions for options granted during year ended November 30, 2006
Risk free interest rate	4.67%
Expected life	10.0 yrs
Expected volatility	0.527
Expected dividend yield	6.4%
Fair Value of grants	$0.29

On February 1, 1999, the Company purchased certain assets of a related group of entities doing business as Jacobs Bros. Bagels, a chain operating retail bagel stores in the Chicago, Illinois area.  The assets acquired included 8 retail locations and a central commissary facility paid for with $950,000 in cash and issuance of warrants to acquire 333,332 shares of the Company’s common stock.  The warrants provide for the purchase of 183,332 and 150,000 shares of common stock at an exercise price of $1.88 and $2.25 per share, respectively.  The warrants were first exercisable on February 1, 2000 and expired on January 31, 2006.  None of the warrants were exercised.

Note 7 - Commitments

The Company rents its Corporate Office and the Company-owned store under leases which require it to pay real estate taxes, insurance and general repairs and maintenance.  Rent expense for the years ended November 30, 2007 and November 30, 2006 was $119,449 and $122,128, net of sublease income of $127,666 and $123,950, respectively.  Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2007, future minimum annual rental commitments under leases, net of sublease income of $133,031 in 2008, $138,944 in 2009, and $11,661 in 2010 are as follows:

Year Ending November 30:
2008	$120,946
2009	$130,010
2010	$149,314
Thereafter	$76,708

Total	$476,978

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions.  Company contributions are discretionary.  The Company contributed $15,000 in 2007 and 2006.

Note 9 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems, so as to reflect a truer segment income stream and asset relationship, as the business is focused on the franchise division.

The following tables present segment information for the years ended November 30, 2007 and 2006:

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2007 and 2006

Note 9 - Segment Information (Continued)

	Net Revenues		Operating Income (Loss)
	2007	2006	2007	2006
Company Store Operations	$890,972	$759,490	$(141,544)	$(246,238)
Franchise Operations and Licensing Fees	3,103,927	3,157,901	1,800,333	1,783,954
	$3,994,899	$3,917,391	$1,658,789	$1,537,716
Corporate Expenses			(967,082)	(848,215)
Interest Income, Net of Interest Expense			52,006	27,106
Net Income before provision for taxes			$743,713	$716,607
Income tax expense benefit			500,000	-
Net Income			$1,243,713	$716,607

Operating Segment Data
	Identifiable	Capital	Depreciation and
	Assets	Expenditures	Amortization
Year Ended November 30, 2007:
Company Store Operations	$74,891	$848	$20,237
Franchise Operations (other than goodwill)	2,189,741	56,389	24,575
Goodwill and Other Intangible Assets	2,848,872
	$5,113,504	$57,237	$44,812

Year Ended November 30, 2006:
Company Store Operations	$95,910	$7,464	$48,080
Franchise Operations (other than goodwill)	189,194	6,863	21,573
Goodwill and Other Indefinite Lived Intangible Assets	4,306,439
	$4,591,543	$14,327	$69,653

Reconciliation to Total Assets as Reported	2007	2006

Assets-Total reportable segments - Identifiable assets	$5,113,504	$4,591,543

Unallocated Amounts
Cash	1,782,262	2,026,780
Prepaid expenses and other current assets	129,575	100,439

Total Consolidated Assets	$7,025,341	$6,718,762

There were no sales to any individual customer during either year in the two-year period ended November 30, 2007 that represented 10% or more of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Index

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of November 30, 2007.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the year ended November 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2007.

Index

CODE OF ETHICS

BAB, Inc.
Code of Ethics
November 30, 2007

BAB, Inc. (the Company) is formally establishing, although it believes it has complied with the tenants of such a document during its existence, a Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act, which is designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission, and in other public communications made by the Company;

•	Compliance with applicable government laws, rules and regulations;
•	The prompt internal reporting of violations of the Code to the appropriate person or persons identified in the Code; and
•	Accountability for adherence to the Code.

The Code of Ethics promulgated by Sarbanes-Oxley, expects the highest standard of ethical conduct and fair dealing of its Senior Financial Officers (SFO), defined as the Chief Executive Officer and Chief Financial Officer.  While, per Sarbanes-Oxley, this policy is intended to only cover the actions of the SFO, the Company expects it’s Controller, other officers, directors and employees will also review this Code and abide by its provisions.  The Company's reputation is a valuable asset and as such must continually be guarded by all associated with the Company so as to earn the trust, confidence and respect of our suppliers, customers and shareholders.

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

Index

CODE OF ETHICS (Continued)

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

Index

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation earned by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2007, 2006 and 2005 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

		Annual Compensation			Long Term Compensation
					Awards		Payouts
					Restricted	Securities
					Stock	Underlying	LTIP	All Other
Name and	Year	Salary	Bonus	Other	Awards	Options/SARS(#)	Payouts	Compensation
Principal Position	End	($)	($)	($)	($)		($)	($)

Michael W. Evans, President and CEO	2007	253,290	64,761	--	--	--	--	--
	2006	245,571	72,178	--	--	70,000	--	--
	2005	233,492	35,851	--	--	20,000	--	--

Michael K. Murtaugh, Vice President and General Counsel	2007	188,746	48,572	--	--	--	--	--
	2006	184,033	54,135	--	--	70,000	--	--
	2005	175,902	26,888	--	--	20,000	--	--

Jeffrey M. Gorden, Chief Financial Officer	2007	137,210	11,000	--	--	--	--	--
	2006	132,957	9,500	--	--	30,000	--	--
	2005	126,430	--	--	--	6,000	--	--

Stock options were issued at fair market value on the issue date to officers owning less than 10% of the Company stock and 110% of fair market value at issue date to those officers having a 10% or greater ownership of Company stock.  All options expire 10 years after date of grant.  No options were issued in 2007.  Options issued during 2006 were as follows:  (1) 75,000 on December 7, 2005 with a fair market issue price of $1.15 and vests 1/3 in 12 months, 1/3 in 24 months, and 1/3 in 36 months from the issue date; (2) 20,000 issued November 15, 2006 with a fair market value of $.97 with immediate vesting; (3) 100,000 issued November 15, 2006 with a fair market value of $1.25 that vest after 5 years; and (4) 95,000 issued November 28, 2006 with a fair market value of $1.25 that vest after 5 years.  Options issued to the above officers totaled 170,000 shares or 58.6% of total options issued.  During 2005, 75,000 options were issued on January 25, 2005 with a fair market issue price of $0.88 and vests as follows: 1/3 in 12 months, 1/3 in 24 months and 1/3 in 36 months from issue date and 20,000 options issued June 1, 2005 with a fair market issue price of $0.86 and vests immediately.  Options issued to the above officers totaled 52,000 shares or 54.7% of total options issued.

Options and percentages issued to officers, as discussed above, include amounts issued to John J. Bracken (former Vice President Operations), who retired in November, 2005.

Index

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 4, 2008 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 4, 2008 includes the number of shares, which such person has the right to acquire within sixty (60) days after such date.   All shares have been adjusted for a 4:1 stock dividend as of January 20, 2003.

Index

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,833,279 (1)(2)(3)(4)	38.33

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,729,966 (1)(2)(4)(5)	36.93

Holdings Investment, LLC 220 DeWindt Road Winnetka, IL 60093	2,096,195 (1)	28.36

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	90,833 (6)	1.23

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000 (7)	.54

James A. Lentz 1415 College Lane South Wheaton, IL 60187	34,932 (8)	.47

All executive officers and directors as a group (5 persons)	3,632,815 (1)(2)(3)(4)(5)(6)(7)(8)	49.15

(1) Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
(2) Includes 33,333 stock options fully exercisable as of 2/04/08.
(3) Includes 3,500 shares inherited by spouse.
(4) Includes 22,222 shares held by children.
(5) Includes 5,004 shares held in an IRA.
(6) Includes 11,166 stock options fully exercisable as of 2/04/08.
(7) Includes 30,000 stock options fully exercisable as of 2/04/08.
(8) Includes 20,000 stock options fully exercisable as of 2/04/08.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Index

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

See Index to Exhibits

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On May 23, 2007, BAB, Inc. (“Company”) dismissed McGladrey & Pullen, LLP as its independent registered public accounting firm.  This action was approved by the Company’s Board of Directors.  On May 23, 2007, the Company engaged Frank L. Sassetti & Co. to be its independent registered public accounting firm.  The Company’s engagement of Frank L. Sassetti & Co. was recommended by the Audit Committee and approved by the Company’s Board of Directors.

The audit reports of McGladrey & Pullen, LLP on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the year ended November 30, 2006 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

McGladrey & Pullen, LLP was appointed as the Company’s auditor on November 29, 2006.  This occurred after BAB, Inc. (“Company”) was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G), including the lead audit partner for the Company, had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G was compelled to resign and would no longer be the auditor for the Company.

The decision to engage McGladrey & Pullen, LLP was approved by the Board of Directors.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2006 and 2005, and through the date of this Current Report, there were: (1) no disagreements between the Company and McGladrey & Pullen, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused McGladrey & Pullen, LLP to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by McGladrey and Pullen, LLP in fiscal 2007 amounted to $14,000, with fees earned by Frank L. Sassetti & Co. for audit services for the year ended November 30, 2007 amounting to $52,000.  Fees for audit services provided by AM&G for the year ended November 30, 2006 amounted to $17,000, and fees for audit services provided by McGladrey and Pullen, LLP amounted to $62,000 for the year ended November 30, 2006.

Index

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES (Continued)

Tax compliance services were provided by RSM McGladrey for 2007 and 2006 and fees billed amounted to $18,250 and $20,000, respectively.

During the year ended November 30, 2007 and 2006, Frank L. Sassetti & Co, McGladrey & Pullen, LLP, AM&G, and American Express Tax and Business Services, Inc. did not perform any management consulting services for the Company.

Preapproval of Policies and Procedures by Audit Committee
The accountants provide a quote for services to the Audit Committee before work begins for the fiscal year.  After discussion, the Audit Committee then makes a recommendation to the Board of Directors on whether to accept the proposal.

Percentage of Services Approved by Audit Committee
All services were approved by the Audit Committee.

Index

INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Small business issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 27, 2008
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 27, 2008
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 27, 2008
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 27, 2008
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 27, 2008
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 27, 2008
By /s/ James A. Lentz
James A. Lentz, Director

Index

EXHIBIT 3.1 - Certificate of Incorporation

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 3.2 - Bylaws of BAB, Inc.

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 21.1 – List of Subsidiaries of the Company

BAB Systems, Inc., an Illinois corporation
BAB Operations, Inc., an Illinois corporation
Brewster's Franchise Corporation, an Illinois corporation
My Favorite Muffin Too, Inc., a New Jersey corporation