Form 10QSB
period 2008-02-29
BAB, INC.
filed 2008-04-09
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 29, 2008
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015
(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of April 9, 2008,  BAB, Inc. had : 7,263,508 shares of Common Stock outstanding.

PART I
ITEM 1.  FINANCIAL INFORMATION

BAB,  Inc.
Condensed Consolidated Balance Sheet (Unaudited)
As of February 29, 2008

ASSETS
Current Assets
Cash	$1,294,702
Restricted cash	270,323
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $5,142)	98,146
Marketing fund contributions receivable from franchisees and stores	13,180
Notes receivable (net of allowance for doubtful accounts of $8,206)	2,910
Inventories	45,138
Prepaid expenses and other current assets	113,641
Total Current Assets	1,838,040

Property, plant and equipment (net of accumulated depreciation of $533,294)	73,174
Notes receivable (net of allowance of $2,174)	3,296
Trademarks	763,667
Goodwill	3,542,772
Definite lived intangible assets (net of accumulated amortization of $308,240)	46,610
Deferred tax asset	500,000
Total Noncurrent Assets	4,929,519
Total Assets	$6,767,559

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$23,051
Accounts payable	45,172
Accrued expenses and other current liabilities	372,508
Unexpended marketing fund contributions	220,762
Deferred franchise fee revenue	135,000
Deferred licensing revenue	59,218
Total Current Liabilities	855,711

Long-term debt (net of current portion)	228,516
Deferred revenue (net of current portion)	(3,911)
Total Noncurrent Liabilities	224,605
Total Liabilities	1,080,316

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;8,466,953 shares issued, and 7,263,508 shares outstanding)	13,508,257
Additional paid-in capital	940,056
Treasury stock	(222,781)
Accumulated deficit	(8,538,289)
Total Stockholders' Equity	5,687,243
Total Liabilities and Stockholders' Equity	$6,767,559

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Operations
For the Quarters Ended February 29, 2008 and February 28, 2007
(Unaudited)

	February 29, 2008	February 28, 2007
REVENUES
Royalty fees from franchised stores	$514,216	$527,477
Net sales by Company-owned stores	116,186	115,273
Franchise fees	105,000	77,500
Licensing fees and other income	236,045	230,928
Total Revenues	971,447	951,178

OPERATING EXPENSES
Store food, beverage and paper costs	39,681	33,807
Store payroll and other operating expenses	118,623	115,340
Selling, general and administrative expenses:
Payroll and payroll-related expenses	391,327	392,865
Occupancy	35,422	34,419
Advertising and promotion	29,908	24,875
Professional service fees	84,681	86,174
Depreciation and amortization	8,647	15,155
Other	129,481	140,717
Total Operating Expenses	837,770	843,352
Income from operations	133,677	107,826
Interest income	12,490	17,778
Interest expense	(2,987)	(5,024)
Income before provision for income taxes	143,180	120,580
Provision (benefit) for income taxes
Current tax (benefit)	-	-
Deferred tax (benefit)	-	-
	-	-
Net Income	$143,180	$120,580
Net Income per share - Basic	$0.02	$0.02
Net Income per share - Diluted	$0.02	$0.02

Weighted average shares outstanding - Basic	7,263,508	7,256,855
Weighted average shares outstanding - Diluted	7,273,781	7,273,812
Cash dividends paid per share	$0.04	$0.04

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended February 29, 2008 and February 28, 2007
(Unaudited)

	February 29, 2008	February 28, 2007
Operating activities
Net income	$143,180	$120,580
Depreciation and amortization	8,647	15,155
Loss on sale of equipment	-	-
Provision for uncollectible accounts, net of recoveries	(3,928)	(6,360)
Share-based compensation	8,018	8,630
Changes in:
Trade accounts receivable	7,876	2,211
Restricted cash	1,647	4,492
Marketing fund contributions receivable	23,576	9,583
Notes receivable	1,981	3,805
Inventories	(1,192)	(625)
Prepaid expenses and other	15,933	(12,958)
Accounts payable	4,702	61,790
Accrued liabilities	1,049	(69,287)
Unexpended marketing fund contributions	(32,854)	(13,939)
Deferred revenue	(91,335)	(59,666)
Net Cash Provided by Operating Activities	87,300	63,411

Investing activities
Purchase of equipment	(991)	(858)
Capitalization of trademark renewals	(11,359)	-
Net Cash Used In Investing Activities	(12,350)	(858)

Financing activities
Repayment of borrowings	-	(63,601)
Proceeds from exercise of stock options	-	20,477
Payment of dividends	(290,540)	(290,524)
Net Cash Used In Financing Activities	(290,540)	(333,648)

Net Increase (Decrease) in Cash
	(215,590)	(271,095)

Cash, Beginning of Period	1,510,292	1,792,666
Cash, End of Period	$1,294,702	$1,521,571

Supplemental disclosure of cash flow information:
Interest paid	$-	$2,099
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Quarters Ended February 29, 2008 and February 28, 2007
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At February 29, 2008, the Company had 126 units in operation in 26 states, including 2 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2007 which was filed February 27, 2008.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which are open or under development at February 29, 2008 are as follows:

Stores open:
Company-owned	1
Franchisees	126
Licensed	3
Under development	6

Total	136

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended
	February 29, 2008	February 28, 2007
Net income available to common shareholders	$143,180	$120,580

Weighted average outstanding shares - Basic	7,263,508	7,256,855

Earnings per Share - Basic	$0.02	$0.02

Effect of dilutive common stock	10,273	16,958

Weighted average outstanding shares - Diluted	7,273,781	7,273,812

Earnings per share - Diluted	$0.02	$0.02

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	3 months ended
	February 29, 2008	February 28, 2007

Shares excluded from calculation of diluted EPS	327,500	267,500

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

The current total debt balance of $251,567 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserved 1,400,000 shares of common stock for grant.  As of February 29, 2008, 1,400,000 stock options were granted to directors, officers and employees.  As of February 29, 2008, there were 1,007,627 stock options exercised or forfeited under the Plan.

	3 months ended
	February 29, 2008	February 28, 2007

Options outstanding - beginning of period	392,373	432,949

Granted	-	-

Forfeited	-	-

Exercised	-	(40,167)

Options outstanding - end of period	392,373	392,782

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $8,000 for the three months ended February 29, 2008 and $9,000 for the three months ended February 28, 2007.

As of February 29, 2008, there was approximately $47,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 3.75 years.

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

The Company’s stock options expire in 10 years and vary in vesting from immediate to a vesting period over five years.

The following table summarizes the stock options outstanding and exercisable at February 29, 2008:

Options Outstanding				Options Exercisable
Outstanding at 2/29/08	Wghtd. Avg.Remaining Life	Wghtd. Avg.Exercise Price	Aggregate Intrinsic Value	Exercisable at 2/29/08	Wghtd. Avg.Exercise Price	Aggregate Intrinsic Value
392,373	8.04	$1.12	$-	173,206	$0.96	$-

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $.93 as of the last business day of the period ended February 29, 2008.  No options were exercised during the quarter ended February 29, 2008.

 6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.  The Company completed its annual goodwill impairment assessment during the first quarter ended February 29, 2008, and it indicated no impairment of goodwill.

7. Commitments and Contingencies

None

8. Segment Information

The following table presents segment information for the three months ended February 29, 2008 and February 28, 2007:

	Net Revenues		Operating Income (Loss)
	3 Months Ended		3 Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Company Store Operations	$196,541	$214,591	$(54,353)	$(51,897)
Franchise Operations and Licensing Fees	774,906	736,587	433,219	390,006
	$971,447	$951,178	$378,866	$338,109
Corporate Expenses			(245,188)	(230,282)
Interest Income, Net of Interest Expense			9,502	12,753
Net Income			$143,180	$120,580

9.  Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Effective December 1, 2007, the Company adopted FIN 48.  The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of February 29, 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the quarter ended February 29, 2008 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax asset of $500,000, which management believes will be realized over future profitable years.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Effective December 1, 2007, the Company adopted SFAS 157.  Adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Effective December 1, 2007, the Company adopted SFAS 159.  Adoption of SFAS No. 159 had no material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS 141R will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS 160 will have a material effect on the Company’s consolidated financial statements.

10. Subsequent Event

On April 10, 2008, the Company will pay out a $0.02 per share quarterly cash dividend to shareholders of record at the close of business on March 25, 2008.  Total dividend payment will be $145,270.

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

General

The Company has 1 Company-owned store, 126 franchised and 3 licensed units at February 29, 2008.  Units in operation at February 28, 2007 included 1 Company-owned store, 133 franchised and 2 licensed units.  System-wide revenues for the three months ended February 29, 2008 and February 28, 2007 were approximately $11 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, from the operation of its Company-owned store and receipt of franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros. and Mrs. Fields Famous Brands).

At February 29, 2008, the Company had 18 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations, as compared to 19 employees at February 28, 2007.

Results of Operations

Three Months Ended February 29, 2008 versus Three Months Ended February 28, 2007

For the three months ended February 29, 2008, the Company reported net income of $143,000 versus net income of $121,000 for the same period in 2007.  Total revenue of $971,000 increased $20,000, for the three months ended February 29, 2008, as compared to total revenue of $951,000 for the three months ended February 28, 2007.

Royalty fee revenue of $514,000, for the quarter ended February 29, 2008, decreased $13,000 from the quarter ended February 28, 2007.  The Company had 126 franchise locations at February 29, 2008 as compared to 133 locations at February 28, 2007.

Franchise fee revenue of $105,000, for the quarter ended February 29, 2008, increased $28,000 from the quarter ended February 28, 2007.  Four stores opened during the quarter ended February 29, 2008, versus two in the same quarter of 2007.

Licensing fee and other income of $236,000, for the quarter ended February 29, 2008, increased $5,000 from the quarter ended February 28, 2007.

Company-owned store sales of $116,000, for the quarter ended February 29, 2008, increased $1,000 from the quarter ended February 28, 2007.

Total operating expenses of $838,000, 86% of total revenues, for the quarter ended February 29, 2008, decreased $5,000 from the $843,000, 89% of total revenues, for the quarter ended February 28, 2007.

Interest income of $12,000 decreased $5,000, for the quarter ended February 29, 2008, over the same period in 2007, as the average cash balance was lower in 2008.

Interest expense of $3,000 decreased $2,000 due to lower outstanding debt.

Net Income per share, as reported for basic and diluted outstanding shares, was $0.02 for the three months ended February 29, 2008 and February 28, 2007.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $87,000 for the three months ended February 29, 2008, versus cash provided by operating activities of $63,000 for the same period in 2007. Cash provided by operating activities principally represents net income of $143,000, plus depreciation and amortization of $9,000 and share-based compensation $8,000, less bad debt of $4,000, plus changes in trade accounts receivable of $8,000, restricted cash of $2,000, Marketing Fund contributions receivable of $24,000, notes receivable of $2,000, prepaid expenses and other of $16,000, accounts payable of $5,000 and accrued liabilities of $1,000, less changes in inventory of $1,000, unexpended Marketing Fund contributions of $33,000 and deferred revenue of $91,000.  Operating activities in 2007 provided $63,000, represented by net income of $121,000, plus depreciation and amortization of $15,000 and share-based compensation of $9,000, less bad debt of $6,000, plus changes in trade accounts receivable of $2,000, restricted cash of $4,000, Marketing Fund contributions receivable of $10,000, notes receivable of $4,000 and accounts payable of $62,000, less changes in inventory of $1,000, prepaid expenses and other of $13,000, accrued liabilities of $69,000, unexpended Marketing Fund contributions of $14,000, and deferred revenue of $60,000.

Cash used in investing activities during the three months ended February 29, 2008 totaled $12,000, for the purchase of equipment of $1,000 and trademark renewal expenditures of $11,000.  Cash used during 2007 totaled $1,000, representing equipment purchases.

Financing activities used $291,000 during the three months ended February 29, 2008, for the payment of dividends of $291,000.  In fiscal 2007 for this same period, financing activities used $334,000 due to repayment of notes payable of $64,000 and payment of cash dividends of $291,000, offset by proceeds from the exercise of stock options in the amount of $20,000.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS 141R will have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS 160 is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS 160 will have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, filed with the Securities and Exchange Commission on February 27, 2008.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 29, 2008.

ITEM 3.	CONTROLS AND PROCEDURES

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of February 29, 2008.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended February 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by November 30, 2008, the Company expects to begin, in fiscal 2008, the system and process documentation and evaluation needed to comply with Section 404.

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

BAB, Inc.

Dated: April 9, 2008	/s/ Jeffrey M. Gorden
Jeffrey M. Gorden
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith:

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