Form 10QSB
period 2008-05-31
BAB, INC.
filed 2008-07-10
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2008
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

As of July 10, 2008,  BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL INFORMATION

BAB, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
As of May 31, 2008

ASSETS
Current Assets
Cash	$1,267,362
Restricted cash	304,957
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $6,856)	91,968
Marketing fund contributions receivable from franchisees and stores	14,990
Notes receivable (net of allowance for doubtful accounts of $10,233)	3,667
Inventories	45,080
Prepaid expenses and other current assets	96,013
Total Current Assets	1,824,037

Property, plant and equipment (net of accumulated depreciation of $539,484)	64,496
Notes receivable	792
Trademarks	763,667
Goodwill	3,542,772
Definite lived intangible assets (net of accumulated amortization of $309,500)	45,350
Deferred tax asset	500,000
Total Noncurrent Assets	4,917,077
Total Assets	$6,741,114

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$23,051
Accounts payable	22,063
Accrued expenses and other current liabilities	315,837
Unexpended marketing fund contributions	257,017
Deferred franchise fee revenue	130,000
Deferred licensing revenue	36,302
Total Current Liabilities	784,270

Long-term debt (net of current portion)	228,516
Deferred revenue (net of current portion)	3,504
Total Noncurrent Liabilities	232,020
Total Liabilities	1,016,290

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;
8,466,953 shares issued, and 7,263,508 shares outstanding)	13,508,257
Additional paid-in capital	945,792
Treasury stock	(222,781)
Accumulated deficit	(8,506,444)
Total Stockholders' Equity	5,724,824
Total Liabilities and Stockholders' Equity	$6,741,114

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Operations
For the Quarter and Year to Date Periods Ended May 31, 2008 and 2007
(Unaudited)

	3 Months Ended		6 Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
REVENUES
Royalty fees from franchised stores	$558,487	$571,419	$1,072,703	$1,098,895
Net sales by Company-owned stores	137,655	118,088	253,841	233,362
Franchise fees	35,000	47,500	140,000	125,000
Licensing fees and other income	213,951	300,291	449,997	531,219
Total Revenues	945,093	1,037,298	1,916,541	1,988,476

OPERATING EXPENSES
Store food, beverage and paper costs	45,110	38,141	84,791	71,948
Store payroll and other operating expenses	107,528	108,704	226,152	224,044
Selling, general and administrative expenses:
Payroll and payroll-related expenses	342,307	348,608	733,634	741,473
Occupancy	35,347	38,811	70,769	73,230
Advertising and promotion	53,678	29,929	83,586	54,803
Professional service fees	23,571	25,948	108,253	112,122
Depreciation and amortization	9,937	11,641	18,584	26,795
Other	154,938	208,005	284,417	348,723
Total Operating Expenses	772,416	809,787	1,610,186	1,653,138
Income from operations	172,677	227,511	306,355	335,338
Interest income	7,425	16,942	19,915	34,719
Interest expense	(2,987)	(4,150)	(5,975)	(9,174)
Income before provision for income taxes	177,115	240,303	320,295	360,883
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income	$177,115	$240,303	$320,295	$360,883
Net Income per share - Basic	$0.02	$0.03	$0.04	$0.05
Net Income per share - Diluted	$0.02	$0.03	$0.04	$0.05

Weighted average shares outstanding - Basic	7,263,508	7,263,099	7,263,508	7,260,011
Weighted average shares outstanding - Diluted	7,273,305	7,278,712	7,273,579	7,276,332
Cash dividends paid per share	$0.02	$0.02	$0.06	$0.06

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Cash Flows
For the Year to Date Periods Ended May 31, 2008 and 2007
(Unaudited)

	6 Months Ended
	May 31, 2008	May 31, 2007
Operating activities
Net income	$320,295	$360,883
Depreciation and amortization	18,584	26,795
Provision for uncollectible accounts, net of recoveries	(2,362)	(4,848)
Share-based compensation	13,754	17,225
Changes in:
Trade accounts receivable	12,342	(7,069)
Restricted cash	(32,987)	(12,374)
Marketing fund contributions receivable	21,766	12,420
Notes receivable	3,872	6,407
Inventories	(1,133)	(8,146)
Prepaid expenses and other	33,562	(2,981)
Accounts payable	(18,407)	(12,494)
Accrued liabilities	(55,621)	(113,461)
Unexpended marketing fund contributions	3,402	(1,226)
Deferred revenue	(111,837)	(99,334)
Net Cash Provided by Operating Activities	205,230	161,797

Investing activities
Purchase of equipment	(990)	(1,316)
Capitalization of trademark renewals	(11,359)	-
Net Cash Used In Investing Activities	(12,349)	(1,316)

Financing activities
Repayment of borrowings	-	(128,143)
Proceeds from exercise of stock options	-	20,477
Payment of dividends	(435,811)	(435,786)
Net Cash Used In Financing Activities	(435,811)	(543,452)

Net Increase (Decrease) in Cash	(242,930)	(382,971)

Cash, Beginning of Period	1,510,292	1,792,666
Cash, End of Period	$1,267,362	$1,409,695

Supplemental disclosure of cash flow information:
Interest paid	$-	$3,258
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Quarter and Year to Date Periods Ended May 31, 2008 and May 31, 2007

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At May 31, 2008, the Company had 122 units in operation in 26 states, including 3 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Stores Open and Under Development

Stores which are open or under development at May 31, 2008 are as follows:

Stores open:
Company-owned	1
Franchisees	122
Licensed	3
Under development	5

Total	131

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended		6 months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Numerator:
Net income available to common shareholders	$177,115	$240,303	$320,295	$360,883

Denominator:
Weighted average outstanding shares - Basic	7,263,508	7,263,099	7,263,508	7,260,011

Earnings per Share - Basic	$0.02	$0.03	$0.04	$0.05

Effect of dilutive common stock	9,797	15,613	10,071	16,321

Weighted average outstanding shares - Diluted	7,273,305	7,278,712	7,273,579	7,276,332

Earnings per share - Diluted	$0.02	$0.03	$0.04	$0.05

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	3 months ended		6 months ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007

Shares excluded from calculation of diluted EPS	327,500	267,500	327,500	267,500

4.  Long-Term Debt

The current total debt balance of $251,567 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of May 31, 2008, 1,400,000 stock options were granted to directors, officers and employees.  As of May 31, 2008, there were 1,007,627 stock options exercised or forfeited under the Plan.

	6 Months Ended
	May 31, 2008	May 31, 2007
	Options	Options
Options Outstanding at beginning of period	392,373	432,949
Granted	0	0
Forfeited	0	0
Exercised	0	(40,167)
Options Outstanding at end of period	392,373	392,782

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  Prior to December 1, 2006, the Company accounted for its share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $14,000 for the six months ended May 31, 2008 and $17,000 for the six months ended May 31, 2007.

As of May 31, 2008, there was approximately $41,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 3.5 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2008:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/08	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/08	Exercise Price	Intrinsic Value
392,373	7.79	$1.12	$-	173,206	$0.96	$-

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $.88 as of the last business day of the period ended May 31, 2008.  No options were exercised during the quarter ended May 31, 2008.

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

7. Segment Information

The following table presents segment information for the six months ended May 31, 2008 and 2007:

	Net Revenues		Operating Income (Loss)
	6 Months Ended		6 Months Ended
	May 31, 2008	May 31, 2007	May 31, 2008	May 31, 2007
Company Store Operations	412,582	$452,837	$(74,222)	$(80,803)
Franchise Operations and Licensing Fees	1,503,959	1,535,639	845,145	868,126
	$1,916,541	$1,988,476	$770,923	$787,323
Corporate Expenses			(464,568)	(451,985)
Interest Income, Net of Interest Expense			13,940	25,545
Net Income			$320,295	$360,883

There has not been a substantial change in total assets of either segment since November 30, 2007.

8.  Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Effective December 1, 2007, the Company adopted FIN 48.  The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of May 31, 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the quarter ended May 31, 2008 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax asset of $500,000, which management believes will be realized over future profitable years.

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

In May 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversite Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe adoption of SFAS 162 will have a material effect on the Company’s consolidated financial statements.

9. Subsequent Event

On June 13, 2008, the Company declared a $0.02 per share cash dividend payable July 8, 2008 to shareholders of record at the close of business on June 23, 2008.

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

General

The Company has 1 Company-owned store, 122 franchised and 3 licensed units at May 31, 2008.  Units in operation at May 31, 2007 included 1 Company-owned store, 131 franchised and 2 licensed units.  System-wide revenues for the six months ended May 31, 2008 were $22.3 million as compared to May 31, 2007 which were $22.9 million.

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

The Company had 19 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations at May 31, 2008 and May 31, 2007.

Results of Operations

Three Months Ended May 31, 2008 versus Three Months Ended May 31, 2007

For the three months ended May 31, 2008, the Company reported net income of $177,000 versus net income of $240,000 for the same period in 2007.  Total revenue of $945,000 decreased $92,000, for the three months ended May 31, 2008, as compared to total revenue of $1,037,000 for the three months ended May 31, 2007.

Royalty fee revenue of $558,000, for the quarter ended May 31, 2008, decreased $13,000 from the quarter ended May 31, 2007.  The Company had 122 franchise locations at May 31, 2008 as compared to 131 locations at May 31, 2007.

Franchise fee revenue of $35,000, for the quarter ended May 31, 2008, decreased $13,000 from the quarter ended May 31, 2007.  Two stores opened during the quarter ended May 31, 2008, a Big Apple Bagels Xpress and a satellite location with franchisee fees of $5,000 each versus one store location with a $25,000 franchise fee in the same quarter of 2007.

Licensing fee and other income of $214,000, for the quarter ended May 31, 2008, decreased $86,000 from the quarter ended May 31, 2007.  In the 2nd quarter 2008, Sign Shop revenue decreased $41,000 primarily due to 2007 sales being higher than normal as a result work done for franchisees in conjunction with programs initiated at the 2006 franchise convention.    Other income in Systems was higher in 2007 by $45,000 because of $25,000 in unexecuted development fees and $20,000 for a franchisee settlement.

Company-owned store sales of $138,000, for the quarter ended May 31, 2008, increased $20,000 from the quarter ended May 31, 2007.

Total operating expenses of $772,000, decreased $38,000, for the quarter ended May 31, 2008, versus $810,000 in 2007.  Sign Shop expenses decreased $30,000.

Interest income of $7,000 decreased $10,000, for the quarter ended May 31, 2008, over the same period in 2007, due to lower interest rates and cash balances in 2008.

Interest expense of $3,000 in 2008 decreased $1,000 due to lower outstanding debt.

Net Income per share, as reported for basic and diluted outstanding shares, was $0.02 for the three months ended May 31, 2008 and $0.03 per share for the three months ended May 31, 2007.

Six Months Ended May 31, 2008 versus Six Months Ended May 31, 2007

For the six months ended May 31, 2008, the Company reported net income of $320,000 versus net income of $361,000 for the same period in 2007.  Total revenue of $1,917,000 decreased $72,000, for the six months ended May 31, 2008, as compared to the six months ended May 31, 2007.

Royalty fee revenue of $1,073,000, for the six months ended May 31, 2008, decreased $26,000 from the six months ended May 31, 2007.  The Company had 122 franchise locations at May 31, 2008 as compared to 131 locations at May 31, 2007.

Franchise fee revenue of $140,000, for the six months ended May 31, 2008, increased $15,000 from the six months ended May 31, 2007.  There were 6 new store openings ($95,000), which included 1 Big Apple Bagels Xpress and 1 satellite store which have lower franchise fees and 9 transfers during the six months ended May 31, 2008, versus 3 full service new store openings ($75,000) and 8 transfers in the same period of 2007.

Licensing fee and other income of $450,000, for the six months ended May 31, 2008, decreased $81,000 from the six months ended May 31, 2007.  In 2008, Sign Shop revenue decreased $61,000 primarily due to 2007 sales being higher than normal as a result work done for franchisees in conjunction with programs initiated at the 2006 franchise convention.  Other income in Systems was higher in 2007 by $20,000 because of a franchisee settlement.

Company-owned store sales of $254,000, for the six months ended May 31, 2008, increased $20,000 from the six months ended May 31, 2007.

Total operating expenses of $1,610,000 decreased $43,000 for the six months ended May 31, 2008, versus $1,653,000 in 2007.  Sign Shop expenses decreased $47,000 in 2008.

Interest income of $20,000 decreased $15,000, for the six months ended May 31, 2008, over the same period in 2007, due to of lower interest rates and cash balances in 2008.

Interest expense of $6,000 in 2008 decreased $3,000 due to lower outstanding debt.

Net Income per share, for the six months ended May 31, 2008, was $0.04 on a basic and fully diluted basis versus $0.05 on a basic and fully diluted basis for the six months ended May 31, 2007.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $205,000 for the six months ended May 31, 2008, versus cash provided by operating activities of $162,000 for the same period in 2007. Cash provided by operating activities principally represents net income of $320,000, plus depreciation and amortization of $19,000 and share-based compensation of $14,000, less a reduction in the provision for uncollectible accounts of $2,000, restricted cash of $33,000, inventories of $1,000, accounts payable of $18,000, accrued liabilities of $56,000 and deferred revenue of $112,000 plus changes in trade accounts receivable of $12,000, Marketing Fund contributions receivable of $22,000, notes receivable of $4,000, prepaid expenses and other assets of $34,000 and unexpended Marketing Fund contributions of $3,000.  Operating activities in 2007 provided $162,000, represented by net income of $361,000, plus depreciation and amortization of $27,000 and share-based compensation of $17,000, less a reduction in the provision for uncollectible accounts of $5,000, less trade receivables of $7,000, restricted cash of $12,000, inventories of $8,000, prepaid expenses of $3,000, accounts payable of $12,000, accrued liabilities of $113,000, deferred revenue of $99,000 and unexpended Marketing Fund contributions of $1,000, plus Marketing Fund contributions receivable of $12,000 and notes receivable of $6,000.

Cash used in investing activities during the six months ended May 31, 2008 totaled $12,000, for the purchase of equipment of $1,000 and $11,000 for capitalized trademark renewals.  Cash used during 2007 totaled $1,000, representing equipment purchases.

Financing activities used $436,000 during the six months ended May 31, 2008 for the payment of cash dividends.  In fiscal 2007 for this same period, financing activities used $543,000 due to repayment of notes payable of $128,000 and payment of cash dividends of $436,000, offset by proceeds from the exercise of stock options in the amount of $21,000.

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

In May 2008 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversite Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe adoption of SFAS 162 will have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, filed with the Securities and Exchange Commission on February 27, 2008.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2008.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of May 31, 2008.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

In order to achieve compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) by November 30, 2008, the Company has begun the system and process documentation and evaluation needed to comply with Section 404.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

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

BAB, Inc.

Dated: July 10, 2008	/s/ Jeffrey M. Gorden
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