Form 10QSB
period 2008-08-31
BAB, INC.
filed 2008-10-10
CIK 1123596

FORM 10-QSB

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2008

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

As of October 10, 2008, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I
ITEM 1.	FINANCIAL INFORMATION

BAB, Inc.
Condensed Consolidated Balance Sheet (Unaudited)
As of August 31, 2008

ASSETS
Current Assets
Cash	$1,204,642
Restricted cash	322,223
Receivables
Trade accounts receivable (net of allowance for doubtful accounts of $5,320)	118,340
Marketing fund contributions receivable from franchisees and stores	17,298
Notes receivable (net of allowance for doubtful accounts of $2,463)	3,873
Inventories	46,198
Prepaid expenses and other current assets	110,612
Total Current Assets	1,823,186

Property, plant and equipment (net of accumulated depreciation of $546,945)	57,035
Trademarks	763,667
Goodwill	3,542,772
Definite lived intangible assets (net of accumulated amortization of $311,248)	70,183
Deferred tax asset	500,000
Total Noncurrent Assets	4,933,657
Total Assets	$6,756,843

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$23,051
Accounts payable	28,505
Accrued expenses and other current liabilities	322,307
Unexpended marketing fund contributions	276,003
Deferred franchise fee revenue	110,000
Deferred licensing revenue	20,831
Total Current Liabilities	780,697

Long-term debt (net of current portion)	228,516
Total Noncurrent Liabilities	228,516
Total Liabilities	1,009,213

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued, and 7,263,508 shares outstanding)	13,508,257
Additional paid-in capital	951,528
Treasury stock	(222,781)
Accumulated deficit	(8,489,374)
Total Stockholders' Equity	5,747,630
Total Liabilities and Stockholders' Equity	$6,756,843

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Operations
For the Quarter and Year to Date Periods Ended August 31, 2008 and 2007
(Unaudited)

	3 Months Ended		9 Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
REVENUES
Royalty fees from franchised stores	$531,908	$557,467	$1,604,611	$1,656,363
Net sales by Company-owned store	136,056	124,408	389,896	357,770
Franchise fees	20,000	70,000	160,000	195,000
Licensing fees and other income	244,421	230,147	694,418	761,365
Total Revenues	932,385	982,022	2,848,925	2,970,498

OPERATING EXPENSES
Store food, beverage and paper costs	44,046	41,120	128,836	113,069
Store payroll and other operating expenses	123,711	111,481	349,863	335,525
Selling, general and administrative expenses:
Payroll and payroll-related expenses	331,031	338,338	1,064,664	1,079,812
Occupancy	38,038	35,552	108,808	108,781
Advertising and promotion	31,384	30,949	114,971	85,752
Professional service fees	60,924	40,986	169,176	153,109
Depreciation and amortization	9,209	8,432	27,793	35,227
Other	134,322	151,516	418,739	500,237
Total Operating Expenses	772,665	758,374	2,382,850	2,411,512
Income from operations	159,720	223,648	466,075	558,986
Interest income	5,607	16,618	25,522	51,337
Interest expense	(2,987)	(3,357)	(8,962)	(12,531)
Income before provision for income taxes	162,340	236,909	482,635	597,792
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income	$162,340	$236,909	$482,635	$597,792
Net Income per share - Basic	$0.02	$0.03	$0.07	$0.08
Net Income per share - Diluted	$0.02	$0.03	$0.07	$0.08

Weighted average shares outstanding - Basic	7,263,508	7,263,099	7,263,508	7,261,048
Weighted average shares outstanding - Diluted	7,271,548	7,282,574	7,272,847	7,278,535
Cash dividends paid per share	$0.02	$0.02	$0.08	$0.08

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Statements of Cash Flows
For the Year to Date Periods Ended August 31, 2008 and 2007
(Unaudited)

	9 Months Ended
	August 31, 2008	August 31, 2007
Operating activities
Net income	$482,635	$597,792
Depreciation and amortization	27,793	35,227
Provision for uncollectible accounts, net of recoveries	(1,777)	(6,076)
Share-based compensation	19,490	25,820
Changes in:
Trade accounts receivable	(14,031)	(3,511)
Restricted cash	(50,253)	(38,415)
Marketing fund contributions receivable	19,458	14,637
Notes receivable	3,875	9,191
Inventories	(2,252)	(7,616)
Prepaid expenses and other	18,963	(17,013)
Accounts payable	(11,966)	(18,549)
Accrued liabilities	(49,150)	(91,300)
Unexpended marketing fund contributions	22,387	20,804
Deferred revenue	(150,812)	(99,002)
Net Cash Provided by Operating Activities	314,360	421,989

Investing activities
Purchase of equipment	(990)	(3,636)
Capitalization of trademark renewals	(37,939)	-
Net Cash Used In Investing Activities	(38,929)	(3,636)

Financing activities
Repayment of borrowings	-	(170,735)
Proceeds from exercise of stock options	-	20,477
Payment of dividends	(581,081)	(581,048)
Net Cash Used In Financing Activities	(581,081)	(731,306)

Net Increase (Decrease) in Cash	(305,650)	(312,953)

Cash, Beginning of Period	1,510,292	1,792,666
Cash, End of Period	$1,204,642	$1,479,713

Supplemental disclosure of cash flow information:
Interest paid	$-	$3,460
Income taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Quarter and Year to Date Periods Ended August 31, 2008 and August 31, 2007

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At August 31, 2008, the Company had 122 units in operation in 26 states, including 3 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Stores Open and Under Development

Stores which are open or under development at August 31, 2008 are as follows:

Stores open:
Company-owned	1
Franchisees	118
Licensed	3
Under development	5

Total	127

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended		9 months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Numerator:
Net income available to common shareholders	$162,340	$236,909	$482,635	$597,792

Denominator:
Weighted average outstanding shares - Basic	7,263,508	7,263,099	7,263,508	7,261,048

Earnings per Share - Basic	$0.02	$0.03	$0.07	$0.08

Effect of dilutive common stock	8,040	19,475	9,339	17,487

Weighted average outstanding shares - Diluted	7,271,548	7,282,574	7,272,847	7,278,535

Earnings per share - Diluted	$0.02	$0.03	$0.07	$0.08

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

	3 months ended		9 months ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Shares excluded from calculation of diluted EPS	352,900	267,500	327,500	267,500

4. Long-Term Debt

The current total debt balance of $251,567 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5. Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of August 31, 2008, 1,400,000 stock options were granted to directors, officers and employees.  As of August 31, 2008, there were 1,007,627 stock options exercised or forfeited under the Plan.

	9 Months Ended
	August 31, 2008	August 31, 2007
	Options	Options
Options Outstanding at beginning of period	392,373	432,949
Granted	0	0
Forfeited	0	0
Exercised	0	(40,167)
Options Outstanding at end of period	392,373	392,782

Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, prior periods are not revised for comparative purposes and the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $19,000 for the nine months ended August 31, 2008 and $26,000 for the nine months ended August 31, 2007.

As of August 31, 2008, there was approximately $36,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 3.25 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2008:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 8/31/08	Remaining Life	Exercise Price	Intrinsic Value	at 8/31/08	Exercise Price	Intrinsic Value
392,373	7.54	$1.12	$-	173,206	$0.96	$-

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $.90 as of the last business day of the period ended August 31, 2008.  No options were exercised during the quarter ended August 31, 2008.

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

7. Segment Information

The following table presents segment information for the nine months ended August 31, 2008 and 2007:

	Net Revenues		Operating Income (Loss)
	9 Months Ended		9 Months Ended
	August 31, 2008	August 31, 2007	August 31, 2008	August 31, 2007
Company Store Operations	619,056	$663,944	$(112,390)	$(112,254)
Franchise Operations and Licensing Fees	2,229,869	2,306,554	1,245,797	1,335,141
	$2,848,925	$2,970,498	$1,133,407	$1,222,887
Corporate Expenses			(667,332)	(663,901)
Interest Income, Net of Interest Expense			16,560	38,806
Net Income			$482,635	$597,792

There has not been a substantial change in total assets of either segment since November 30, 2007.

8. Recent Accounting Pronouncements

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Effective December 1, 2007, the Company adopted FIN 48.  The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of August 31, 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the quarter ended August 31, 2008 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax asset of $500,000, which management believes will be realized over future profitable years.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations, which replaces FASB Statement No. 141.  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS 141R is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS 141R will have a material effect on the Company’s current consolidated financial statements, but would impact any future business combinations after the adoption of the pronouncement.

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

9. Subsequent Event

On September 10, 2008, the Company declared a $0.02 per share cash dividend payable October 6, 2008 to shareholders of record at the close of business on September 22, 2008.

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

General

The Company has 1 Company-owned store, 118 franchised and 3 licensed units at August 31, 2008.  Units in operation at August 31, 2007 included 1 Company-owned store, 128 franchised and 2 licensed units.  System-wide revenues for the nine months ended August 31, 2008 were $33.3 million as compared to August 31, 2007 which were $34.4 million.

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

The Company had 18 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations at August 31, 2008 as compared to 17 employees at August 31, 2007.

Results of Operations

Three Months Ended August 31, 2008 versus Three Months Ended August 31, 2007

For the three months ended August 31, 2008, the Company reported net income of $162,000 versus net income of $237,000 for the same period in 2007.  Total revenue of $932,000 decreased $50,000, for the three months ended August 31, 2008, as compared to total revenue of $982,000 for the three months ended August 31, 2007.

Royalty fee revenue of $532,000, for the quarter ended August 31, 2008, decreased $25,000 from the quarter ended August 31, 2007.  The Company had 118 franchise locations at August 31, 2008 as compared to 128 locations at August 31, 2007.

Franchise fee revenue of $20,000, for the quarter ended August 31, 2008, decreased $50,000 from the quarter ended August 31, 2007.  One store opened during the quarter ended August 31, 2008, versus two store locations in the same quarter of 2007.

Licensing fee and other income of $244,000, for the quarter ended August 31, 2008, increased $14,000 from the quarter ended August 31, 2007.  In the 3rd quarter 2008, terminated franchisee fee revenue was $45,000, offset by a decrease in Sign Shop revenue of $17,000 and nontraditional revenue of $14,000.

Company-owned store sales of $136,000, for the quarter ended August 31, 2008, increased $12,000 from the quarter ended August 31, 2007.

Total operating expenses of $773,000, increased $15,000, for the quarter ended August 31, 2008, versus $758,000 in 2007.  Legal expenses increased $35,000, offset by a decrease in Sign Shop expenses of $14,000 for 3rd quarter 2008 and corporate payroll related expenses of $7,000 compared to same period 2007.

Interest income of $6,000 decreased $11,000, for the quarter ended August 31, 2008, over the same period in 2007, due to lower interest rates and cash balances in 2008.

Interest expense for the 3rd quarter 2008 and 2007 was $3,000.

Net Income per share, as reported for basic and diluted outstanding shares for three months ended August 31, 2008 was $0.02 versus $0.03 for the three months ended August 31, 2007.

Nine Months Ended August 31, 2008 versus Nine Months Ended August 31, 2007

For the nine months ended August 31, 2008, the Company reported net income of $483,000 versus net income of $598,000 for the same period in 2007.  Total revenue of $2,849,000 decreased $121,000, for the nine months ended August 31, 2008, as compared to total revenue of $2,970,000 for the nine months ended August 31, 2007.

Royalty fee revenue of $1,605,000, for the nine months ended August 31, 2008, decreased $51,000 from the nine months ended August 31, 2007.  The Company had 118 franchise locations at August 31, 2008 as compared to 128 locations at August 31, 2007.

Franchise fee revenue of $160,000, for the nine months ended August 31, 2008, decreased $35,000 from the nine months ended August 31, 2007.  There were 7 new store openings, (which included a Big Apple Bagels Xpress and 2 satellite stores which are at reduced franchise fees) and 9 transfers during the nine months ended August 31, 2008, versus 5 new store openings and 14 transfers in the same period of 2007.

Licensing fee and other income of $694,000, for the nine months ended August 31, 2008, decreased $67,000 from the nine months ended August 31, 2007.  In 2008, Sign Shop revenue decreased $77,000 primarily due to 2007 sales being higher than normal as a result of work done for franchisees in conjunction with programs initiated at the 2006 franchise convention.  Nontraditional income decreased $14,000 in 2008 due to fewer franchised store locations as compared to the same period in 2007.  Other income in Systems was higher in 2008 by $25,000 because of terminated franchise contracts.

Company-owned store sales of $390,000, for the nine months ended August 31, 2008, increased $32,000 from the nine months ended August 31, 2007.

Total operating expenses of $2,383,000 decreased $29,000 for the nine months ended August 31, 2008, versus $2,412,000 in 2007.  Sign Shop expenses decreased $59,000, accounting fees decreased $21,000 and corporate payroll related expenses decreased $15,000, offset by an increase in advertising of $29,000 and legal fees of $35,000 in 2008 as compared to same period 2007.

Interest income of $26,000 decreased $25,000, for the nine months ended August 31, 2008, over the same period in 2007, due to of lower interest rates and cash balances in 2008.

Interest expense of $9,000 in 2008 decreased $4,000 due to lower outstanding debt.

Net Income per share, for the nine months ended August 31, 2008, was $0.07 on a basic and fully diluted basis versus $0.08 on a basic and fully diluted basis for the nine months ended August 31, 2007.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $314,000 for the nine months ended August 31, 2008, versus cash provided by operating activities of $422,000 for the same period in 2007. Cash provided by operating activities principally represents net income of $483,000, plus depreciation and amortization of $28,000 and share-based compensation of $19,000, less a reduction in the provision for uncollectible accounts of $2,000, plus changes in Marketing Fund contributions receivable of $19,000, notes receivable of $4,000, prepaid expenses and other assets of $19,000 and unexpended Marketing Fund contributions of $22,000, less changes in trade accounts receivable of $14,000, restricted cash of $50,000, inventories of $2,000, accounts payable of $12,000, accrued liabilities of $49,000, and deferred revenue of $151,000.  Operating activities in 2007 provided $422,000, represented by net income of $598,000, plus depreciation and amortization of $35,000 and share-based compensation of $26,000, less a reduction in the provision for uncollectible accounts of $6,000, plus Marketing Fund contributions receivable of $15,000, notes receivable of $9,000 and unexpended Marketing Fund contributions of $21,000, less trade accounts receivable of $4,000, restricted cash of $38,000, inventories of $8,000, prepaid expenses of $17,000, accounts payable of $19,000, accrued liabilities of $91,000 and deferred revenue of $99,000.

Financing activities used $581,000 during the nine months ended August 31, 2008 for the payment of cash dividends.  In fiscal 2007 for this same period, financing activities used $731,000 due to repayment of notes payable of $171,000 and payment of cash dividends of $581,000, offset by proceeds from the exercise of stock options in the amount of $21,000.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2007, filed with the Securities and Exchange Commission on February 27, 2008.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2008.

ITEM 3.	CONTROLS AND PROCEDURES

Disclosure controls

The Chief Executive Officer and the Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended) as of August 31, 2008.  Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based on that evaluation, Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal control over financial reporting

The Chief Executive Officer and the Chief Financial Officer confirm that there was no change in the Company’s internal control over financial reporting during the quarter ended August 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

BAB, Inc.

Dated: October 10, 2008	/s/ Jeffrey M. Gorden
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