Form 10KSB
period 2008-11-30
BAB, INC.
filed 2009-02-20
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

 (Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended: November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015
(Address of principal executive offices) (Zip Code)
Issuer's telephone number: (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock	NASDAQ/OTC

Securities registered pursuant to Section 12(g) of the Act:

None
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes ☐ No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $3,777,810

The aggregate market value of the voting common equity held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days: $2,594,192 based on 3,653,792 shares held by nonaffiliates as of February 5, 2009; Closing price ($.71) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 5, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
See index to exhibits

Transitional Small Business Disclosure Format (check one):    ☐ Yes ☒ No

FORM 10-KSB INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS OVERVIEW

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At November 30, 2008, the Company had 118 units in operation in 26 states, including 3 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

Operating Income

The Company reported net income of $623,000 for the year ended November 30, 2008, and net income of $1,244,000 for the year ended November 30, 2007.  The Company believes that with its continued focus on franchising and licensing operations it will continue to be profitable.  The Company will also continue to review and institute cost controls where deemed necessary.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods,   Hawkeye Foodservice and Coca-Cola.  The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are available from other sources.

LOCATIONS

The Company has 114 franchised locations, 3 licensees and 1 Company-owned store.   Of the 114 locations, 111 are located in 26 states and 3 International units are located in the United Arab Emirates.

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

BREWSTER'S COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in the Company-owned store and most of the franchised units.

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

The Company's current Franchise Disclosure Document (“FDD”) provides for, among other things, the opportunity for prospective franchisees to enter into a preliminary agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this preliminary agreement is $10,000. If a site is not located and approved by the franchiser within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-KSB.

The Company's franchise agreement provides a franchisee with the right to develop one store at a specific location. Each franchise agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the franchise agreement.

The Company currently advertises its franchising opportunities in directories, newspapers, the internet and business opportunity magazines worldwide.  In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

COMPETITION

The quick service restaurant industry is intensely competitive with respect to product quality, concept, location, service and price. There are a number of national, regional and local chains operating both owned and franchised stores which compete with the Company on a national level or solely in a specific market or region. The Company believes that because the industry is extremely fragmented, there is a significant opportunity for expansion in the bagel, muffin and coffee concept chains.

The Company believes the primary direct competitors of its bagel concept units are Bruegger's Bagel Bakery and New World Coffee-Manhattan Bagel Inc., which operates under Einstein Bros. Bagels, Noah's NY Bagel and Manhattan Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may compete with the Company. There is not a major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

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

TRADEMARKS AND SERVICE MARKS

The trademarks, trade names and service marks used by the Company contain common descriptive English words and thus may be subject to challenge by users of these words, alone or in combination with other words, to describe other services or products. Some persons or entities may have prior rights to these names or marks in their respective localities. Accordingly, there is no assurance that such names and marks are available in all locations. Any challenge, if successful, in whole or in part, could restrict the Company's use of the names and marks in areas in which the challenger is found to have used the name or mark prior to the Company's use. Any such restriction could limit the expansion of the Company's use of the names or marks into that region, and the Company and its franchisees may be materially and adversely affected.

The trademarks and service marks "Big Apple Bagels," "Brewster's Coffee" and "My Favorite Muffin" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to franchise agreements.   In February 1999, the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

The Company is aware of the use by other persons and entities in certain geographic areas of names and marks which are the same as or similar to the Company's names and marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities. Therefore, there is no assurance that the names and marks are available in all locations. It is the Company's policy to pursue registration of its names and marks whenever possible and to vigorously oppose any infringement of its names and marks.

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

The Company's franchising operations are subject to regulation by the FTC under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a FDD in connection with the sale and operation of its franchises. In addition, some states require a franchiser to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its FDD, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchiser-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 30, 2008, the Company employed 28 persons, consisting of 10 working in the Company-owned store, of which 8 are part-time employees.  The remaining employees are responsible for corporate management and oversight, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased pursuant to a lease expiring February 28, 2011.  Additionally, the Company leases space for its Company-owned store. The first option to renew the Company-owned store lease was executed on January 1, 2007 for a term of five years with one additional five year renewal option available.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The following table sets forth the quarterly high and low sale prices for the Company's Common Stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2008.  The Company's Common Stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2008	Low	High
First quarter	0.76	1.00
Second quarter	0.80	1.00
Third quarter	0.78	0.95
Fourth quarter	0.62	1.10

Year Ended: November 30, 2007	Low	High
First quarter	0.85	1.01
Second quarter	0.88	1.02
Third quarter	0.98	1.15
Fourth quarter	0.90	1.02

As of February 5, 2009, the Company's Common Stock was held by 176 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 5, 2009, is approximately 1,450 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.   A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2008 and 2007, no options were granted.  As of February 4, 2009, there were 1,030,627 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

DIVIDEND POLICY

The Board of Directors of the Company declared quarterly cash dividends of $.02 per share on March 5, 2008, June 13, 2008 and September 10, 2008.  These dividends were payable on April 10, 2008, July 8, 2008 and October 6, 2008, respectively, in the amount of $145,270 each.  On December 4, 2008, the Board of Directors authorized a $0.02 per share quarterly cash dividend.  The dividend was paid January 2, 2009 to shareholders of record as of December 18, 2008.

The Board of Directors of the Company declared quarterly cash dividends of $.02 per share on March 9, 2007, June 5, 2007, September 5, 2007, and November 26, 2007.  A $.02 per share special dividend was also declared on November 26, 2007.  These dividends were payable on April 10, 2007, July 2, 2007, October 2, 2007, and January 4, 2008, respectively, in the amounts of $145,262, $145,262, $145,270, and $290,540.

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

GENERAL

The Company has 114 franchised, 3 licensed units, and 1 Company-owned store as of the end of 2008. Units in operation at the end of 2007 included 126 franchised, 2 licensed and 1 Company-owned store.  System-wide revenues in 2008 were $44 million compared to $46 million in 2007.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros. and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop which provides the majority of signage to franchisees and the Company-owned store, including but not limited to, posters, menu panels, build charts, outside window and counter signs for franchisee consistency and convenience.

YEAR 2008 COMPARED TO YEAR 2007

Total revenues from all sources decreased $217,000, or 5.4%, to $3,778,000 in 2008 from $3,995,000 in the prior year primarily due to a decrease in royalty and franchise revenue and other non-traditional sources of income.

Royalty revenue from franchise stores was down $102,000, or 4.6%, to $2,116,000 in 2008 as compared to $2,218,000 in 2007.  Franchise fee revenue decreased $70,000, or 29.8%, to $165,000 in 2008 versus $235,000 in 2007.  The Company opened 8 stores with 5 opened at reduced fees and there were 10 transfers in 2008 versus 6 opened stores and 15 transfers in 2007.  At November 30, 2008, the Company had 5 units under development, versus 7 at November 30, 2007.  More new franchises are opening in developing centers which leads to longer timeframes between execution of franchise agreements and occupancy.  Company-owned store revenues increased $36,000, or 7.4% to $520,000 from $484,000 in 2007.  Licensing fees and other income decreased $82,000, or 7.8%, to $976,000 in 2008 as compared to $1,058,000 in 2007.  The decline was due to Sign Shop revenue which decreased $106,000 and nontraditional revenue decreased $59,000, offset by an increase in defaulted and terminated franchise contract fees of $77,000 in 2008.

Total operating expenses of $3,173,000, were 84.0% of total revenues for 2008 versus $3,303,000, or 82.7%, for 2007. Total operating expenses decreased $130,000 in 2008 compared to 2007.

Corporate office payroll and payroll related expenses decreased $38,000, or 2.5% in 2008, to $1,491,000, from $1,529,000, in 2007. Advertising and promotion expense increased $16,000, or 13.0% in 2008, to $139,000, from $123,000 in 2007 primarily due to updated menu panels paid for by BAB Systems and provided to the franchisees.  Professional fees increased $37,000, or 24.3%, to $189,000 in 2008, from $152,000 in 2007, and Other expenses decreased $126,000, or 21.5%, to $460,000 in 2008 from $586,000 in 2007, primarily due to a decrease of $79,000 related to Sign Shop revenues which, as noted above, decreased $106,000, a decrease of $15,000 in 2008 because there was no 401(k) match and a decrease in franchise development expenses in 2008 of $19,000.  There was a reduction in depreciation and amortization expense of $6,000, or 13.3% in 2008, to $39,000, from $45,000, in 2007.

Income from operations for the period ended November 30, 2008 was $605,000 as compared to $692,000 in 2007.

Interest income decreased $37,000, to $31,000, in 2008, compared to $68,000, in 2007, as a result of lower interest rates and lower cash balances to invest.

Interest expense decreased $4,000 to $12,000 in 2008, compared to $16,000 in 2007, primarily due to a decrease in outstanding debt.  The Company paid off its outstanding bank debt in July, 2007.

Net income totaled $623,000, or 16.5% of revenue in 2008 as compared to $1,244,000, or 31.1% of revenue in the prior year.  Included in 2007 net income was a non-cash $500,000 deferred tax benefit recognized for a reduction in the valuation reserve associated with the tax benefit of net operating loss carryforwards for income tax purposes.  The 2007 percentage of net income to revenue without the $500,000 tax adjustment was 18.6%

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $503,000 during 2008. Cash provided from operating activities is comprised of net income of $623,000, plus depreciation and amortization of $39,000 and share-based compensation of $25,000 and bad debt of $2,000, plus changes in trade accounts receivable of $2,000, marketing fund contributions receivable of $24,000, notes receivable of $2,000, accounts payable of $9,000 and unexpended Marketing Fund contributions of $1,000, less changes in restricted cash of $22,000, inventory of $7,000, prepaid expenses and other of $16,000, accrued liabilities of $57,000 and deferred revenue of $120,000.  Cash provided from operating activities in 2007 totaled $673,000, comprised of net income of $1,244,000, plus depreciation and amortization of $45,000 and share-based compensation of $34,000, less bad debt of $5,000 and deferred tax benefit of $500,000, plus changes in notes receivable of $12,000, inventory of $2,000 and unexpended Marketing Fund contributions of $67,000, less changes in trade accounts receivable of $11,000, restricted cash of $38,000, Marketing Fund contributions receivable of $7,000, prepaid expenses and other of $29,000, accounts payable of $15,000, accrued liabilities of $74,000 and deferred revenue of $51,000.

Cash used for investing activities during 2008 totaled $57,000, consisting of purchase of equipment of $1,000 and trademark renewal expenditures of $56,000.  Cash used for investing activities during 2007 totaled $57,000, consisting of the purchase of equipment of $19,000 and trademark renewal expenditures of $38,000.

Financing activities used $750,000 during 2008, due to the repayment of notes payable of $23,000 and the payment of dividends equal to $727,000.  Financing activities used $898,000 during 2007, due to the repayment of notes payable of $193,000 and the payment of dividends equal to $726,000, offset by proceeds of $21,000 from the exercise of options.

Although there can be no assurances that the Company will be able to pay dividends in the future, it is the Company’s intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash dividends on a quarterly basis.  On December 4, 2008, the Board of Directors authorized a $0.02 per share quarterly cash dividend.  The dividend was paid January 2, 2009 to shareholders of record as of December 18, 2008.

The Company believes execution of its dividend policy will not have any material adverse effects on its cash or its ability to fund current operations or future capital investments.

The Company has no financial covenants on its outstanding debt.

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

Revenue Recognition

Royalty fees represent a 5% charge on franchised stores’ net retail and wholesale sales. Royalty revenues are recognized on the accrual basis using estimates based on past history and seasonality.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

The Company earns a licensing fee from the sale of BAB branded products, which include coffee, cream cheese, muffin mix and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

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

The Company's intangible assets consist primarily of trademarks and goodwill.  SFAS 142, "Goodwill and Other Intangible Assets" requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company no longer amortizes goodwill or trademarks.  No impairment was recorded for the years ended November 30, 2008 and 2007.  (See Note 2 of the audited consolidated financial statements included herein.)

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   Amounts due from franchisees represented approximately 67% and 61% of the receivable balance at November 30, 2008 and 2007, respectively.  The Company believes it has maintained adequate reserves for doubtful accounts.  The Company reviews the collectibility of receivables periodically taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2008, the Company has cumulative net operating loss carryforwards expiring between 2012 and 2021 for U.S. federal income tax purposes of approximately $6,049,000.   A valuation allowance has been established for $1,489,000 at November 30, 2008 for the deferred tax benefit related to those loss carryforwards and other deferred tax assets for which it is considered more likely than not that the benefit will not be realized.   (See Note 3 of the audited consolidated financial statements included herein.)

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Effective December 1, 2007, the Company adopted FIN No. 48.  The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of November 30, 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2008 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax asset of $500,000, which management believes will be realized over future profitable years.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Effective December 1, 2007, the Company adopted SFAS No. 157.  Adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective December 1, 2007, the Company adopted SFAS No. 159.  Adoption of SFAS No. 159 had no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces FASB Statement No. 141.  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS No. 141R will have a material effect on the Company’s current consolidated financial statements, but would impact any future business combinations entered into after adoption of the pronouncement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin 51, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS No. 160 will have a material effect on the Company’s consolidated financial statements.

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversite Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe adoption of SFAS No. 162 will have a material effect on the Company’s consolidated financial statements.

ITEM 7. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.
Years Ended November 30, 2008 and November 30, 2007

C o n t e n t s

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 30, 2008 and 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2008 and 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Frank L. Sassetti & Co.

Oak Park, Illinois
February 10, 2009

BAB, Inc
Consolidated Balance Sheets
November 30, 2008 and 2007

	2008	2007
ASSETS
Current Assets
Cash	$1,207,108	$1,510,292
Restricted cash	293,994	271,970
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $3,841 in 2008 and $19,451 in 2007)	104,153	110,280
Marketing fund contributions receivable from franchisees and stores	13,245	36,756
Inventories	51,331	43,946
Prepaid expenses and other current assets	145,953	129,575
Total Current Assets	1,815,784	2,102,819

Property, plant and equipment (net of accumulated depreciation of $554,111 in 2008 and $526,661 in 2007)	47,980	79,879
Trademarks	763,667	763,667
Goodwill	3,542,772	3,542,772
Definite lived intangible assets (net of accumulated amortization of $313,560 in 2008 and $307,288 in 2007)	86,324	36,204
Deferred tax asset	500,000	500,000
Total Noncurrent Assets	4,940,743	4,922,522
Total Assets	$6,756,527	$7,025,341

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$24,145	$23,051
Accounts payable	49,353	40,470
Accrued expenses and other current liabilities	313,329	371,458
Dividends payable	-	290,540
Unexpended marketing fund contributions	254,493	253,616
Deferred franchise fee revenue	125,000	190,000
Deferred licensing revenue	36,996	82,135
Total Current Liabilities	803,316	1,251,270

Long-term debt (net of current portion)	204,371	228,516
Deferred revenue (net of current portion)	-	9,508
Total Noncurrent Liabilities	204,371	238,024
Total Liabilities	1,007,687	1,489,294

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2008 and 2007	13,508,257	13,508,257
Additional paid-in capital	957,264	932,038
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(8,493,900)	(8,681,467)
Total Stockholders' Equity	5,748,840	5,536,047
Total Liabilities and Stockholders' Equity	$6,756,527	$7,025,341

See accompanying notes

BAB, Inc
Consolidated Statements of Income
November 30, 2008 and 2007

	2008	2007
REVENUES
Royalty fees from franchised stores	$2,116,285	$2,217,820
Net sales by Company-owned stores	520,466	484,399
Franchise fees	165,000	235,000
Licensing fees and other income	976,059	1,057,680
Total Revenues	3,777,810	3,994,899

OPERATING EXPENSES
Store food, beverage and paper costs	167,991	155,800
Store payroll and other operating expenses	458,066	437,024
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,490,938	1,528,656
Occupancy	140,198	141,109
Advertising and promotion	139,127	122,937
Professional service fees	189,082	151,781
Travel expenses	88,533	134,886
Depreciation and amortization	38,960	44,812
Other	460,290	586,187
Total Operating Expenses	3,173,185	3,303,192
Income from operations	604,625	691,707
Interest income	30,520	67,612
Interest expense	(11,767)	(15,606)
Income before provision for income taxes	623,378	743,713
Provision (benefit) for income taxes
Current tax (benefit)	-	-
Deferred tax (benefit)	-	(500,000)
	-	(500,000)
Net Income	$623,378	$1,243,713
Net Income per share - Basic	$0.09	$0.17
Net Income per share - Diluted	$0.09	$0.17

Weighted average shares outstanding - Basic	7,263,508	7,261,651
Weighted average shares outstanding - Diluted	7,271,732	7,278,066
Cash dividends declared per share	$0.06	$0.10

See accompanying notes

BAB, Inc
Consolidated Statements of Stockholders’ Equity
November 30, 2008 and 2007

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2006	8,426,377	$13,508,216	$876,999	(1,203,445)	$(222,781)	$(9,198,846)	$4,963,588

Stock Options Exercised	40,576	41	20,624				20,665

SFAS No. 123(R)			34,415				34,415

Dividends Declared						(726,334)	(726,334)

Net Income						1,243,713	1,243,713

November 30, 2007	8,466,953	13,508,257	932,038	(1,203,445)	(222,781)	(8,681,467)	5,536,047

SFAS No. 123(R)			25,226				25,226

Dividends Declared						(435,811)	(435,811)

Net Income						623,378	623,378

November 30, 2008	8,466,953	$13,508,257	$957,264	(1,203,445)	$(222,781)	$(8,493,900)	$5,748,840

See accompanying notes

BAB, Inc
Consolidated Statements of Cash Flow
November 30, 2008 and 2007

	2008	2007
Operating activities
Net income	$623,378	$1,243,713
Depreciation and amortization	38,960	44,812
Provision for uncollectible accounts, net of recoveries	2,072	(4,840)
Share-based compensation	25,226	34,415
Provision for deferred taxes	-	(500,000)
Changes in:
Trade accounts receivable and notes receivable	4,055	480
Restricted cash	(22,024)	(37,856)
Marketing fund contributions receivable	23,511	(7,278)
Inventories	(7,385)	2,102
Prepaid expenses and other	(16,377)	(29,137)
Accounts payable	8,883	(15,491)
Accrued liabilities	(57,201)	(74,048)
Unexpended marketing fund contributions	877	67,137
Deferred revenue	(119,647)	(50,754)
Net Cash Provided by Operating Activities	504,328	673,255

Investing activities
Purchase of equipment	(991)	(19,127)
Proceeds from sale of equipment	200	-
Capitalization of trademark renewals	(56,392)	(38,109)
Net Cash Used In Investing Activities	(57,183)	(57,236)

Financing activities
Repayment of borrowings	(23,051)	(192,740)
Proceeds from exercise of stock options	-	20,665
Payment of dividends	(727,278)	(726,318)
Net Cash Used In Financing Activities	(750,329)	(898,393)

Net Decrease in Cash	(303,184)	(282,374)

Cash, Beginning of Period	1,510,292	1,792,666
Cash, End of Period	$1,207,108	$1,510,292

Supplemental disclosure of cash flow information:
Interest paid	$11,949	$16,454
Income taxes paid	$-	$-

Supplemental disclosure of noncash investing and financing activities:

On November 26, 2007, a quarterly $0.02 per share cash dividend and a $0.02 per share special dividend was declared, payable January 4, 2008, and recorded as a dividend payable in the amount of $290,540 at November 30, 2007.

See accompanying notes

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 1 - Nature of Operations

BAB, Inc. the (“Company”) was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels (“BAB”), My Favorite Muffin (“MFM”) and Brewster’s Coffee trade names.  The Company additionally derives income from the sale of its trademark bagels, muffin mix, cream cheese and coffee through nontraditional channels of distribution, including under license agreements and through direct home delivery of specialty muffin baskets and coffee.

The Company has four wholly owned subsidiaries: BAB Systems, Inc. (Systems); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.    Systems was incorporated on December 2, 1992, and was primarily established to franchise BAB specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises (“MFM”) concept muffin stores.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

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

Revenue Recognition
Systems royalty fees represent a 5% charge on franchised stores’ net retail and wholesale sales.  Royalty revenues are recognized on the accrual basis using estimates based on past history and seasonality.

The Company recognizes franchise fee revenue upon the opening of a franchise store.  Direct costs associated with franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (Continued)

The Company earns a licensing fee from the sale of par-baked bagels from a third-party commercial bakery and from the sale of coffee from a coffee bean roaster for the sale of BAB branded product to the franchised and licensed units noted in the table below.  Stores which have been opened, and unopened stores for which a Franchise Agreement has been executed at November 30, 2008 and 2007 are as follows:

	2008	2007
Stores opened
Company-owned	1	1
Franchisee-owned	114	126
Licensed	3	2
	118	129
Unopened stores
Franchise Agreement	5	7
	123	136

Segments
In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations are confined to two reportable segments operating in the United States; Company-owned stores and franchise operations.

Marketing Fund
Systems established a Marketing Fund during 1994.  Franchisees and the Company-owned store are required to contribute to the Marketing Fund based on their retail sales. The Marketing Fund also earns revenues from commissions paid by certain vendors on the sale of BAB licensed products to franchisees.

Cash
Bank deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000.  Deposits may from time to time exceed federally insured limits.  As of November 30, 2008 and 2007, the Marketing Fund cash balances, which are accounted for separately as mandated by the FDD, were $240,993 and $208,513, respectively.  Also included in restricted cash at November 30, 2008 and 2007 is a $53,001 and $63,457 certificate of deposit, respectively, that serves as collateral for a Letter of Credit for the Corporate Office facility, as required by the lease.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (Continued)

Accounts and Notes Receivable
Receivables are carried at original invoice amount less estimates made for doubtful accounts.  Certain receivables have been converted to unsecured interest-bearing notes.  Management determines the allowances for doubtful accounts by reviewing and identifying troubled accounts on a periodic basis by using historical experience applied to an aging of accounts.  A receivable is considered to be past due if any portion of the receivable balance is outstanding 90 days past the due date.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received

Inventories
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

Goodwill and Other Intangible Assets
The Company’s intangible assets consist primarily of trademarks and goodwill.  SFAS No. 142, ”Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests using a discounted cash flow model to determine the assets’ fair value. The Company no longer amortizes goodwill but instead, the Company’s intangible assets are tested annually for impairment. No impairment was recorded for the years ended November 30, 2008 and 2007.

The net book value of intangible assets with definite lives totaled $86,324 and $36,204 at November 30, 2008 and 2007, respectively.  The gross value of definite lived intangible assets and their respective accumulated amortization are as follows:

	Accumulated Amortization
Definite Lived Intangible Assets	Original Cost	As of November 30, 2008
Trademark Renewals	$94,502	$8,178

	Accumulated Amortization
Definite Lived Intangible Assets	Original Cost	As of November 30, 2007
Master Lease Origination Fees	$95,382	$95,382
Trademark Renewals	38,110	1,906

Definitive lived intangible assets are being amortized over their useful lives.  Trademark renewal expenditures of $56,392 and $38,110 were capitalized in 2008 and 2007, respectively and will be amortized over a 10 year life.  The Company recorded amortization expense for definitive lived intangible assets of $6,272 and $4,802 for the years ended November 30, 2008 and 2007, respectively, and will record approximately $10,000 per year over the next five years.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs
The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense was $139,127 and $122,937 in 2008 and 2007, respectively.  Included in advertising expense was $96,760 and $74,564 in 2008 and 2007, respectively, related to the Company’s franchise operations.

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

In July 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of the Financial Accounting Standards Board (“FASB”) Statement No. 109.  FIN No. 48 clarifies the accounting and reporting for uncertainties in income tax law.  FIN No. 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation, and disclosure of uncertain tax positions taken or expected to be taken in income tax returns.  Effective December 1, 2007, the Company adopted FIN No. 48.  The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of November 30, 2008 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2008 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax asset of $500,000, which management believes will be realized over future profitable years.   (See Note 3.)

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share
The Company computes earnings per share (“EPS”) under SFAS No. 128, “Earnings per Share.”  Basic net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.  Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

	2008	2007
Numerator:
Net income available to common shareholders	$623,378	$1,243,713

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,261,651

Earnings per Share - Basic	$0.09	$0.17

Effect of dilutive common stock	8,224	16,415

Weighted average outstanding shares
Diluted	7,271,732	7,278,066

Earnings per share - Diluted	$0.09	$0.17

At November 30, 2008 and 2007, there are 309,500 and 267,500, respectively of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive based on current market prices.

Stock-Based Compensation
Effective December 1, 2006, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”) using the modified prospective transition method.  Under this method, the Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  The Company recorded compensation expense arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of $25,000 and $34,000 for the year ended November 30, 2008 and 2007, respectively.

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

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  Where applicable, SFAS No. 157 simplifies and codifies related guidance within GAAP and does not require any new fair value measurements.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Effective December 1, 2007, the Company adopted SFAS No. 157.  Adoption of SFAS No. 157 had no material impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS No. 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective December 1, 2007, the Company adopted SFAS No. 159.  Adoption of SFAS No. 159 had no material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces FASB Statement No. 141.  SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired.  The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is effective for fiscal years beginning after December 15, 2008 (Company’s Fiscal 2010).  The Company does not believe adoption of SFAS No. 141R will have a material effect on the Company’s current consolidated financial statements, but would impact any future business combinations entered into after adoption of the pronouncement.

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

In May 2008 the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States (the GAAP hierarchy).  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversite Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  The Company does not believe adoption of SFAS No. 162 will have a material effect on the Company’s consolidated financial statements.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 3 - Income Taxes

The components of the income tax expense (benefit) provision are as follows:
	2008	2007
Federal income tax provision computed at federal statutory rate	$211,949	$252,862
State income taxes net of federal tax provision	30,034	35,832
Other adjustments	2,763	10,879
Change in valuation allowance	(194,555)	(644,530)
Utilization of net operating losses	(50,191)	(155,043)

Income Tax Expense (Benefit)	$-	$(500,000)

Deferred income tax assets (liabilities) are as follows:
	2008	2007
Deferred revenue	$62,884	$109,328
Deferred rent revenue	15,215	15,912
Marketing Fund net contributions	93,549	80,940
Allowance for doubtful accounts	535	2,395
Allowance for doubtful accounts-notes receivable	956	5,155
Accrued expenses	20,706	20,707
Net operating loss carryforwards	2,348,092	2,398,332
Valuation allowance	(988,730)	(1,232,302)

Total Deferred Income Tax Assets	1,553,207	1,400,467

Depreciation and amortization	(1,044,931)	(895,694)
Franchise Costs	(8,276)	(4,773)
Total Deferred Income Tax Liabilities	(1,053,207)	(900,467)

Total Net Deferred Tax Assets/Liabilities	$500,000	$500,000

As of November 30, 2008, the Company has net operating loss carryforwards expiring between 2012 and 2021 for U.S. federal income tax purposes of approximately $6,049,000.  A valuation allowance has been established for $989,000 and $1,232,000 as of November 30, 2008 and 2007, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.  The reduction in the valuation allowance of $243,000 in 2008 is a result of recognition of a portion of the net operating loss carryforwards, a reduction of certain other deferred tax assets and an increase in deferred tax liabilities relating to depreciation and amortization.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531.  The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder.  The balance of this note payable was $228,516 and $251,567 as of November 30, 2008 and 2007, respectively.

As of November 30, 2008, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2009	$24,145
2010	$25,292
2011	$26,494
2012	$27,752
2013	$29,070
Thereafter	$95,763

Total	$228,516

Note 5 - Stockholders’ Equity

On March 5, 2008, June 13, 2008, and September 10, 2008, a $.02 per share dividend was declared, and was paid on April 10, 2008, July 8, 2008, and October 6, 2008, respectively.  On December 4, 2008, a $0.02 per share quarterly cash dividend was declared and paid January 2, 2009 to shareholders of record as of December 18, 2008.  On March 9, 2007, June 5, 2007, and September 5, 2007, a $.02 per share dividend was declared, and was paid on April 10, 2007, July 2, 2007, and October 2, 2007, respectively.  On November 26, 2007, a $.02 quarterly dividend and a $.02 special dividend was declared, payable January 4, 2008. A dividend payable, in the amount of $290,540, was recorded at November 30, 2007.

Note 6 - Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant, all of which have been granted as of November 30, 2008.  The Plan will terminate on May 25, 2011.  The Plan permits granting of awards to employees and non-employee Directors and agents of the Company in the form of stock appreciation rights, stock awards and stock options.  The Plan is currently administered by a Committee of the Board of Directors appointed by the Board.  The Plan gives broad powers to the Board and Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights, and to prescribe the particular form and conditions of each option or right granted.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 6 - Stock Options (Cont’d)

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over five years.  The options granted are exercisable within a 10 year period from the date of grant.  All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through November 28, 2016.  Range of exercise prices of options outstanding as of November 30, 2008 are $0.46 to $1.27.

Activity under the Plan during the two years ended November 30 is as follows:

	2008		2007
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	392,373	$1.121	432,949	$1.064
Granted	0	$0.00	0	$0.00
Forfeited	(23,000)	$1.129	0	$0.00
Exercised	0	$0.00	(40,576)	$0.509

Outstanding at end of year	369,373	$1.121	392,373	$1.121

Options Outstanding				Options Exercisable
Range of exercise price	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price

$0.46	7,973	5.0	$0.460	7,973	$0.460
$0.60	10,000	5.6	$0.600	10,000	$0.600
$0.88 - $0.97	61,900	6.2	$0.938	61,900	$0.938
$0.86	20,000	6.5	$0.860	20,000	$0.860
$1.15 - $1.27	69,500	7.0	$1.219	46,334	$1.219
$0.97	20,000	8.0	$0.970	20,000	$0.970
$1.25	180,000	8.0	$1.250	--	--
	369,373		$1.121	166,207	$0.968

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $.66 as of the last business day of the period ended November 30, 2008.  There were no options exercised in 2008 and total intrinsic value of those options exercised during the year ended November 30, 2007 was $200.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 6 - Stock Options and (Continued)

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/08	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/08	Exercise Price	Intrinsic Value
369,373	7.30	$1.12	$-	166,207	$0.97	$-

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of $25,000 and $34,000 for the years ended November 30, 2008 and 2007, respectively.

Note 7 - Commitments

The Company rents its Corporate Office, Company-owned store and property occupied by two tenants located in Lincoln, NE under leases which require it to pay real estate taxes, insurance and general repairs and maintenance.  Rent expense for the years ended November 30, 2008 and 2007 was $123,898 and $119,449, net of sublease income of $130,420 and $127,666, respectively.  Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2008, future minimum annual rental commitments under leases, net of sublease income of $134,259 in 2009 and $11,245 in 2010 are as follows:

Year Ending November 30:
2009	$138,011
2010	$150,177
2011	$72,859
2012	$3,849

Total	$364,896

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions.  Company contributions are discretionary.  The Company did not make a contribution in 2008 but contributed $15,000 in 2007.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2008 and 2007

Note 9 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems, so as to reflect a truer segment income stream and asset relationship, as the business is focused on the franchise division.

The following tables present segment information for the years ended November 30, 2008 and 2007:

	Net Revenues		Operating Income (Loss)
	2008	2007	2008	2007
Company Store Operations	$822,224	$890,972	$(148,007)	$(141,544)
Franchise Operations and Licensing Fees	2,955,586	3,103,927	1,719,059	1,800,333
	$3,777,810	$3,994,899	$1,571,052	$1,658,789
Corporate Expenses			(966,427)	(967,082)
Interest Income, Net of Interest Expense			18,753	52,006
Net Income before provision for taxes			$623,378	$743,713
Income tax expense benefit			-	500,000
Net Income			$623,378	$1,243,713

Operating Segment Data
	Identifiable	Capital	Depreciation and
	Assets	Expenditures	Amortization
Year Ended November 30, 2008:
Company Store Operations	$74,336	$1,091	$6,522
Franchise Operations (other than goodwill)	728,697	56,392	32,438
Goodwill and Other Intangible Assets	4,306,439
	$5,109,472	$57,483	$38,960

Year Ended November 30, 2007:
Company Store Operations	$74,891	$848	$20,237
Franchise Operations (other than goodwill)	732,174	56,389	24,575
Goodwill and Other Intangible Assets	4,306,439
	$5,113,504	$57,237	$44,812

Reconciliation to Total Assets as Reported	2008	2007

Assets-Total reportable segments - Identifiable assets	$5,109,472	$5,113,504

Unallocated Amounts
Cash	1,501,102	1,782,262
Prepaid expenses and other current assets	145,953	129,575

Total Consolidated Assets	$6,756,527	$7,025,341

There were no sales to any individual customer during either year in the two-year period ended November 30, 2008 that represented 10% or more of net sales.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 8A. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective over financial reporting as of November 30, 2008.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2008.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act.  In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2008 and 2007 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2008	249,831	57,187	-			-	29,239	336,257
President and CEO	2007	249,831	64,761	-			-	32,066	346,658

Michael K. Murtaugh	2008	187,380	42,891	-			-	23,383	253,654
Vice President and General Counsel	2007	187,380	48,572	-			-	26,299	262,251

Jeffrey M Gorden	2008	133,686	8,800	-			-	-	143,120
Chief Financial Officer	2007	133,686	11,000	-			-	634	145,320

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2008:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	20,000		-	.97	2015
President and CEO		20,000	-	1.27	2016
		50,000	-	1.25	2016

Michael K. Murtaugh	20,000		-	.97	2015
Vice President and General Counsel		20,000	-	1.27	2016
		50,000	-	1.25	2016

Jeffrey M Gorden	1,833		-	.51	2014
Chief Financial Officer	6,000		-	.88	2015
		5,000	-	1.15	2015
		25,000	-	1.25	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

Jeffrey M Gorden	-	-	-	-
Chief Financial Officer	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2008:

DIRECTOR COMPENSATION
Compensation for fiscal year ended November 30, 2008

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	2,800	-	-	-	-	-	2,800

James Lentz	2,800	-	-	-	-	-	2,800

Indemnification of Directors and Officers

The Company's Certificate of Incorporation limits personal liability for breach of fiduciary duty by its directors to the fullest extent permitted by the Delaware General Corporation Law (the "Delaware Law"). Such Certificate eliminates the personal liability of directors to the Company and its shareholders for damages occasioned by breach of fiduciary duty, except for liability based on breach of the director's duty of loyalty to the Company, liability for acts or omissions not made in good faith, liability for acts or omissions involving intentional misconduct, liability based on payments or improper dividends, liability based on violation of state securities laws, and liability for acts occurring prior to the date such provision was added. Any amendment to or repeal of such provisions in the Company's Certificate of Incorporation shall not adversely affect any right or protection of a director of the Company for with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 5, 2009 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 5, 2009 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,839,946 (1)(2)(3)(4)	38.34

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,698,533 (1)(2)(4)(5)	36.44

Holdings Investment, LLC 220 DeWindt Road Winnetka, IL 60093	2,096,195 (1)	28.30

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	92,500 (6)	1.25

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000 (7)	.54

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932 (8)	.47

All executive officers and directors as a group (5 persons)	3,609,716 (1)(2)(3)(4)(5)(6)(7)(8)	48.74

(1) Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
(2) Includes 40,000 stock options fully exercisable as of 2/05/09.
(3) Includes 3,500 shares inherited by spouse.
(4) Includes 22,222 shares held by children.
(5) Includes 5,004 shares held in an IRA.
(6) Includes 12,833 stock options fully exercisable as of 2/05/09.
(7) Includes 30,000 stock options fully exercisable as of 2/05/09.
(8) Includes 20,000 stock options fully exercisable as of 2/05/09.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

There are no transactions between the Company and related parties, including officers and directors of the Company. It is the Company's policy that it will not enter into any transactions with officers, directors or beneficial owners of more than 5% of the Company's Common Stock, or any entity controlled by or under common control with any such person, on terms less favorable to the Company than could be obtained from unaffiliated third parties and all such transactions require the consent of the majority of disinterested members of the Board of Directors.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

See Index to Exhibits

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Frank L. Sassetti & Company, certified public accountants for 2008 audit and tax services.

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

The audit reports of Frank L. Sassetti & Company on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2008 and 2007, and through the date of this Current Report, there were: (1) no disagreements between the Company and Frank L. Sassetti & Co. on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Frank L. Sassetti & Co., would have caused Frank L. Sassetti & Co. to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304(a)(1)(iv)(B) of Regulation S-B.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Frank L. Sassetti & Company in fiscal 2008 amounted to $60,600.  Fees for audit services provided by Frank L. Sassetti & Company for fiscal 2007 amounted to $54,000 and fees for audit services provided by McGladrey and Pullen, LLP amounted to $20,500 for the year ended November 30, 2007.

Tax compliance services were provided by Frank L. Sassetti & Co. for 2008 with fees billed in the amount of $11,000 and RSM McGladrey billed $1,500 for 2008.  RSM McGladrey provided tax compliance services for 2007 with fees billed amounting to $18,300.

During the years ended November 30, 2008 and 2007, Frank L. Sassetti & Co. and McGladrey & Pullen, LLP did not perform any management consulting services for the Company.

Preapproval of Policies and Procedures by Audit Committee

The accountants provide a quote for services to the Audit Committee before work begins for the fiscal year.  After discussion, the Audit Committee then makes a recommendation to the Board of Directors on whether to accept the proposal.

Percentage of Services Approved by Audit Committee
All services were approved by the Audit Committee.

INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32	Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 of the Exchange Act, the Small Business Issuer has duly caused this report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

Dated: February 20, 2009
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 20, 2009
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 20, 2009
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 20, 2009
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 20, 2009
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 20, 2009
By /s/ James A. Lentz
James A. Lentz, Director

EXHIBIT 3.1 - Certificate of Incorporation

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 3.2 - Bylaws of BAB, Inc.

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 21.1 – List of Subsidiaries of the Company

BAB Systems, Inc., an Illinois corporation
BAB Operations, Inc., an Illinois corporation
Brewster’s Franchise Corporation, an Illinois corporation
My Favorite Muffin Too, Inc., a New Jersey corporation