Form 10-Q
period 2009-02-28
BAB, INC.
filed 2009-04-13
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2009
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐     Accelerated filer ☐       Non-accelerated filer ☐  (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company.   Yes ☐      No ☒

As of April 2, 2009, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.  FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Balance Sheet

	February 28,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$1,046,153	$1,207,108
Restricted cash	250,066	293,994
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $2,661in 2009 and $3,841 in 2008 )	112,768	104,153
Marketing fund contributions receivable from franchisees and stores	11,805	13,245
Inventories	43,032	51,331
Prepaid expenses and other current assets	126,800	145,953
Total Current Assets	1,590,624	1,815,784

Property, plant and equipment (net of accumulated depreciation of $561,064in 2009 and $554,111 in 2008)	41,028	47,980
Trademarks	422,601	763,667
Goodwill	1,493,771	3,542,772
Definite lived intangible assets (net of accumulated amortization of $315,879in 2009 and $313,560 in 2008)	79,537	86,324
Deferred tax asset	500,000	500,000
Total Noncurrent Assets	2,536,937	4,940,743
Total Assets	$4,127,561	$6,756,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$24,145	$24,145
Accounts payable	36,778	49,353
Accrued expenses and other current liabilities	315,055	313,329
Unexpended marketing fund contributions	209,126	254,493
Deferred franchise fee revenue	100,000	125,000
Deferred licensing revenue	26,497	36,996
Total Current Liabilities	711,601	803,316

Long-term debt (net of current portion)	204,371	204,371
Total Liabilities	915,972	1,007,687

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2009 and November 30, 2008	13,508,257	13,508,257
Additional paid-in capital	959,980	957,264
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,033,867)	(8,493,900)
Total Stockholders' Equity	3,211,589	5,748,840
Total Liabilities and Stockholders' Equity	$4,127,561	$6,756,527

SEE ACCOMPANYING NOTES

BAB, Inc.
Condensed Consolidated Statements of Operations
For the Quarters Ended February 28, 2009 and February 29, 2008
(Unaudited)

	2009	2008
REVENUES
Royalty fees from franchised stores	$442,635	$514,216
Net sales by Company-owned stores	108,429	116,186
Franchise fees	45,000	105,000
Licensing fees and other income	181,807	236,045
Total Revenues	777,871	971,447

OPERATING EXPENSES
Store food, beverage and paper costs	33,379	39,681
Store payroll and other operating expenses	114,965	118,623
Selling, general and administrative expenses:
Payroll and payroll-related expenses	364,241	391,327
Occupancy	34,501	35,422
Advertising and promotion	15,969	29,908
Professional service fees	57,780	84,681
Depreciation and amortization	9,272	8,647
Impairment of goodwill and other intangibles	2,399,057	-
Other	143,992	129,481
Total Operating Expenses	3,173,156	837,770
(Loss)/Income from operations	(2,395,285)	133,677
Interest income	3,302	12,490
Interest expense	(2,714)	(2,987)
(Loss)/Income before provision for income taxes	(2,394,697)	143,180
Provision (benefit) for income taxes
Current tax (benefit)	-	-
Deferred tax (benefit)	-	-
	-	-
Net (Loss)/Income	$(2,394,697)	$143,180

Net (Loss)/Income per share - Basic	$(0.33)	$0.02
Net (Loss)/Income per share - Diluted	$(0.33)	$0.02

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,263,508	7,273,781
Cash dividends declared per share	$0.02	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended February 28, 2009 and February 29, 2008
 (Unaudited)

	2009	2008
Operating activities
Net (loss)/income	$(2,394,697)	$143,180
Depreciation and amortization	9,272	8,647
Goodwill and intangible impairment	2,399,057	-
Provision for uncollectible accounts, net of recoveries	1,291	(3,928)
Share-based compensation	2,716	8,018
Changes in:
Trade accounts receivable and notes receivable	(9,906)	9,857
Restricted cash	43,928	1,647
Marketing fund contributions receivable	1,440	23,576
Inventories	8,299	(1,192)
Prepaid expenses and other	19,153	15,933
Accounts payable	(12,575)	4,702
Accrued liabilities	1,726	1,049
Unexpended marketing fund contributions	(45,367)	(32,854)
Deferred revenue	(35,499)	(91,335)
Net Cash (Used in)/Provided by Operating Activities	(11,162)	87,300

Investing activities
Purchase of equipment	-	(991)
Capitalization of trademark renewals	(4,523)	(11,359)
Net Cash Used In Investing Activities	(4,523)	(12,350)

Financing activities
Payment of dividends	(145,270)	(290,540)
Net Cash Used In Financing Activities	(145,270)	(290,540)

Net Decrease in Cash	(160,955)	(215,590)

Cash, Beginning of Period	1,207,108	1,510,292
Cash, End of Period	$1,046,153	$1,294,702

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Quarter and Year to Date Periods Ended February 28, 2009 and February 29, 2008
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At February 28, 2009, the Company had 111 units in operation in 26 states, including 3 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and Company-owned stores feature daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in the Company-owned store and most franchised units.  In addition, the Company’s franchised and Company-owned store derive income from wholesale of Jacobs Bros. Bagels, also registered as a trademark of the Company.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended November 30, 2008 which was filed February 20, 2009.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which are open or under development at February 28, 2009 are as follows:

Stores open:

Company-owned	1
Franchisees	111
Licensed	3
Under development	4
Total	119

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted (loss)/earnings per share:

	3 months ended
	February 28, 2009	Febraury 29, 2008
Numerator:
Net (loss)/income available to common shareholders	$(2,394,697)	$143,180

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508

(Loss)/earnings per Share - Basic	$(0.33)	$0.02

Effect of dilutive common stock	-	10,273

Weighted average outstanding shares
Diluted	7,263,508	7,273,781

(Loss)/earnings per share - Diluted	$(0.33)	$0.02

351,400 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the quarter ended February 28, 2009 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The current total debt balance of $228,516 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of February 28, 2009, 1,400,000 stock options were granted to directors, officers and employees.  As of February 28, 2009, there were 1,030,627 stock options exercised or forfeited under the Plan.

	3 Months Ended
	February 28, 2009	February 29, 2008
	Options	Options
Options Outstanding at beginning of period	369,373	392,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	369,373	392,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $3,000 for the three months ended February 28, 2009 and $8,000 for the three months ended February 29, 2008.

As of February 28, 2009, there was approximately $27,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 2.75 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2009:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 2/28/2009	Remaining Life	Exercise Price	Intrinsic Value	at 2/28/2009	Exercise Price	Intrinsic Value
369,373	7.04	$1.12	$-	189,373	$1.00	$-

The aggregate intrinsic value in the table above is before income taxes, based on the Company’s closing stock price of $.41 as of the last business day of the period ended February 28, 2009.  No options were exercised during the quarter ended February 28, 2009.

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

Following the guidelines contained in SFAS No. 142, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2009 and it was found that the carrying value of the goodwill and intangible assets were impaired.

The impairment test was performed based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Due to current difficult economic conditions, the Company may continue to experience a significant decline in profitability as well as lower sales of new franchises.  Based on the computation of the discounted cash flows, it has been determined that the fair value of goodwill and intangible assets exceed their carrying value by $2,399,000.

A charge of $2,399,000 has been recorded against goodwill and other intangibles at February 28, 2009.

7. Segment Information

The following table presents segment information for the three months ended February 28, 2009 and February 29, 2008:

	Net Revenues		Operating Income (Loss)
	3 Months Ended		3 Months Ended
	February 28, 2009	February 29, 2008	February 28, 2009	February 29, 2008
Company Store Operations	193,852	$196,541	$(51,938)	$(54,353)
Franchise Operations and Licensing Fees	584,019	774,906	285,096	433,219
	$777,871	$971,447	$233,158	$378,866
Corporate Expenses, including impairment			(2,628,443)	(245,188)
Interest Income, Net of Interest Expense			588	9,502
Net (Loss)/Income			$(2,394,697)	$143,180

There has not been a substantial change in total assets of either segment since November 30, 2008.

8.  Recent Accounting Pronouncements

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

9. Subsequent Event

On March 9, 2009, the Board of Directors declared a $0.01 per share quarterly cash dividend payable April 13, 2009 to shareholders of record as of March 27, 2009.

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

General

The Company has 1 Company-owned store, 111 franchised and 3 licensed units at February 28, 2009.  Units in operation at February 29, 2008 included 1 Company-owned store, 126 franchised and 3 licensed units.  System-wide revenues for the three months ended February 28, 2009 were $9.2 million as compared to February 29, 2008 which were $10.7 million.

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

The Company had 18 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations at February 28, 2009 and February 29, 2008.

Results of Operations

Three Months Ended February 28, 2009 versus Three Months Ended February 29, 2008

For the three months ended February 28, 2009, the Company reported a net loss of $2,395,000 versus net income of $143,000 for the same period in 2008.  This loss was due to an impairment charge for goodwill and other intangibles in the first quarter of 2009 for $2,399,000 (See note 6).  Total revenue of $778,000 decreased $193,000, or 19.9%, for the three months ended February 28, 2009, as compared to total revenue of $971,000 for the three months ended February 29, 2008.

Royalty fee revenue of $443,000, for the quarter ended February 28, 2009, decreased $71,000, or 13.8%, from the $514,000 for quarter ended February 29, 2008.  The Company had 111 franchise locations at February 28, 2009 as compared to 126 locations at February 29, 2008.  The current general economic downturn has negatively impacted our franchise network resulting in reduced royalty revenue.

Franchise fee revenue of $45,000, for the quarter ended February 28, 2009, decreased $60,000, or 57.1%, from $105,000 for the quarter ended February 29, 2008.  Two stores opened during the quarter ended February 28, 2009, versus four stores that opened and four that transferred in the same quarter of 2008.

Licensing fee and other income of $182,000, for the quarter ended February 28, 2009, decreased $54,000, or 22.9%, from $236,000 for the quarter ended February 29, 2008.  The general economic downturn is partly responsible for the decrease.  In addition, in 2008 we recognized $25,000 of defaulted franchise revenue versus none in 2009.  Nontraditional revenue decreased $35,000 in 2009 compared to 2008 as a result of the decreased franchise network sales.

Company-owned store sales of $108,000, for the quarter ended February 28, 2009, decreased $8,000, or 6.9%, from $116,000 for the quarter ended February 29, 2008.

Total operating expenses of $3,173,000 included a noncash impairment charge of $2,399,000 for the first quarter 2009 (See note 6).  Operating expenses without the noncash impairment charge were $774,000, which decreased $64,000, or 7.6%, for the quarter ended February 28, 2009, from $838,000 in 2008.  The $64,000 decrease in 2009 total operating expenses without the impairment charge was primarily due to legal and accounting expenses decreasing $27,000, payroll expenses decreasing $31,000, due to decreased employee awards and advertising and promotional expense decreasing $14,000 in 2009 compared to 2008.

Interest income of $3,000 decreased $9,000, or 75.0% for the quarter ended February 28, 2009, from $12,000 for the same period in 2008, due to lower cash balances and interest rates in 2009.

Interest expense for the first quarters 2009 and 2008 was $3,000.

Net loss per share, as reported for basic and diluted outstanding shares for three months ended February 28, 2009 was ($0.33) versus net income of $0.02 for the three months ended February 29, 2008.

Liquidity and Capital Resources

The net cash used in operating activities totaled $11,000 for the three months ended February 28, 2009, versus cash provided by operating activities of $87,000 for the same period in 2008. Cash provided by operating activities principally represents a net loss of $2,395,000, plus depreciation and amortization of $9,000, goodwill and intangible impairment of $2,399,000, share-based compensation of $3,000 and the provision for uncollectible accounts of $1,000, plus changes in restricted cash of $44,000, Marketing Fund contributions receivable of $1,000, inventories of $8,000, prepaid expenses and other assets of $19,000 and accrued liabilities of $2,000, less changes in accounts and notes receivable of $10,000, accounts payable of $13,000, unexpended Marketing Fund contributions of $45,000 and deferred revenue of $35,000.  Operating activities in 2008 provided $87,000, represented by net income of $143,000, plus depreciation and amortization of $9,000 and share-based compensation of $8,000, less a reduction in the provision for uncollectible accounts of $4,000, plus accounts and notes receivable of $10,000, restricted cash of $2,000, Marketing Fund contributions receivable of $24,000, prepaid expenses of $16,000, accounts payable of $5,000 and accrued liabilities of $1,000, less changes in inventories of $1,000, unexpended Marketing Fund contributions of $33,000, and deferred revenue of $91,000.

Cash used in investing activities during the three months ended February 28, 2009 totaled $5,000 for trademark renewal expenditures.  Cash used during 2008 totaled $12,000 for the purchase of equipment for $1,000 and trademark renewal expenditures of $11,000.

Financing activities used $145,000 during the three months ended February 28, 2009 for the payment of cash dividends.  In fiscal 2008 for this same period, financing activities used $291,000 due for the payment of dividends.

Dividend Policy

It is the Company’s intent that future dividends will be considered after reviewing returns to shareholders, profitability expectations and financing needs and will be declared at the discretion of the Board of Directors.  Due to the general economic downturn and its impact on the Company, there can be no assurance that the Company will generate sufficient earnings to pay out future dividends.  The Company will continue to analyze its ability to pay dividends on a quarterly basis.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2008, filed with the Securities and Exchange Commission on February 20, 2009.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Disclosure controls

Management’s Quarterly Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Chief Executive Officer and the Chief Financial Officer, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective over financial reporting as of February 28, 2009.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this quarterly report.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

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

BAB, Inc.

Dated: April 13, 2009	/s/ Jeffrey M. Gorden
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