Form 10-Q
period 2009-05-31
BAB, INC.
filed 2009-07-09
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: May 31, 2009
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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐     Accelerated filer ☐       Non-accelerated filer ☐  (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company.   Yes ☐      No ☒

As of July 2, 2009, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I
ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Condensed Consolidated Balance Sheet

	May 31,	November 30,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash	$1,045,953	$1,207,108
Restricted cash	237,616	293,994
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $9,080 in 2009 and $3,841 in 2008 )	90,572	104,153
Marketing fund contributions receivable from franchisees and stores	12,712	13,245
Inventories	41,766	51,331
Prepaid expenses and other current assets	106,847	145,953
Total Current Assets	1,535,466	1,815,784

Property, plant and equipment (net of accumulated depreciation of $568,170in 2009 and $554,111 in 2008)	33,921	47,980
Trademarks	426,667	763,667
Goodwill	1,493,771	3,542,772
Definite lived intangible assets (net of accumulated amortization of $318,329 in 2009 and $313,560 in 2008)	80,872	86,324
Deferred tax asset	500,000	500,000
Total Noncurrent Assets	2,535,231	4,940,743
Total Assets	$4,070,697	$6,756,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$24,145	$24,145
Accounts payable	23,984	49,353
Accrued expenses and other current liabilities	349,359	313,329
Unexpended marketing fund contributions	197,582	254,493
Deferred franchise fee revenue	75,000	125,000
Deferred licensing revenue	15,998	36,996
Total Current Liabilities	686,068	803,316

Long-term debt (net of current portion)	204,371	204,371
Total Liabilities	890,439	1,007,687

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2009 and November 30, 2008	13,508,257	13,508,257
Additional paid-in capital	962,467	957,264
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,067,685)	(8,493,900)
Total Stockholders' Equity	3,180,258	5,748,840
Total Liabilities and Stockholders' Equity	$4,070,697	$6,756,527

SEE ACCOMPANYING NOTES

BAB, Inc.
Condensed Consolidated Statements of Operations
For the Quarters Ended May 31, 2009 and 2008
(Unaudited)

	3 Months Ended May 31,		6 Months Ended May 31,
REVENUES	2009	2008	2009	2008

Royalty fees from franchised stores	$484,037	$558,487	$926,672	$1,072,703
Net sales by Company-owned stores	118,103	137,655	226,532	253,841
Franchise fees	5,000	35,000	50,000	140,000
Licensing fees and other income	190,055	213,951	371,861	449,997
Total Revenues	797,195	945,093	1,575,065	1,916,541
OPERATING EXPENSES
Store food, beverage and paper costs	35,872	45,110	69,252	84,791
Store payroll and other operating expenses	109,958	107,528	224,923	226,152
Selling, general and administrative expenses:
Payroll and payroll-related expenses	312,503	342,307	676,743	733,634
Occupancy	38,860	35,347	73,361	70,769
Advertising and promotion	21,500	53,678	37,469	83,586
Professional service fees	31,105	23,571	88,885	108,253
Depreciation and amortization	9,556	9,937	18,828	18,584
Impairment of goodwill and other intangibles	-	-	2,399,057	-
Other	128,121	154,938	272,113	284,417
Total Operating Expenses	687,475	772,416	3,860,631	1,610,186
Income/(Loss) from operations	109,720	172,677	(2,285,566)	306,355
Interest income	4,446	7,425	7,748	19,915
Interest expense	(2,714)	(2,987)	(5,427)	(5,975)
Income/(Loss) before provision for income taxes	111,452	177,115	(2,283,245)	320,295
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income/(Loss)	$111,452	$177,115	$(2,283,245)	$320,295
Net Income/(Loss) per share - Basic	$0.02	$0.02	$(0.31)	$0.04
Net Income/(Loss) per share - Diluted	$0.02	$0.02	$(0.31)	$0.04

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,263,508	7,273,305	7,263,508	7,273,579
Cash dividends declared per share	$0.02	$0.02	$0.04	$0.06

SEE ACCOMPANYING NOTES

BAB, Inc.
Condensed Consolidated Statements of Cash Flows
For the Quarters Ended May 31, 2009 and 2008
 (Unaudited)

	2009	2008
Operating activities
Net income/(loss)	$(2,283,245)	$320,295
Depreciation and amortization	18,828	18,584
Goodwill and intangible impairment	2,399,057	-
Provision for uncollectible accounts, net of recoveries	7,486	(2,362)
Share-based compensation	5,203	13,754
Changes in:
Trade accounts receivable and notes receivable	6,096	16,214
Restricted cash	56,378	(32,987)
Marketing fund contributions receivable	533	21,766
Inventories	9,565	(1,133)
Prepaid expenses and other	39,106	33,562
Accounts payable	(25,369)	(18,407)
Accrued liabilities	(36,605)	(55,621)
Unexpended marketing fund contributions	(56,911)	3,402
Deferred revenue	(70,998)	(111,837)
Net Cash Provided by Operating Activities	69,124	205,230

Investing activities
Purchase of equipment	-	(990)
Capitalization of trademark renewals	(12,374)	(11,359)
Net Cash Used In Investing Activities	(12,374)	(12,349)

Financing activities
Payment of dividends	(217,905)	(435,811)
Net Cash Used In Financing Activities	(217,905)	(435,811)

Net Decrease in Cash	(161,155)	(242,930)

Cash, Beginning of Period	1,207,108	1,510,292
Cash, End of Period	$1,045,953	$1,267,362

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Quarter and Year to Date Periods Ended May 31, 2009 and 2008
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At May 31, 2009, the Company had 107 franchised units in operation in 26 states, including 2 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and Company-owned stores feature daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin Your All Day Bakery Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in the Company-owned store and most franchised units.

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

2. Stores Open and Under Development

Stores which are open or under development at May 31, 2009 are as follows:

Stores open:

Company-owned	1
Franchisees	107
Licensed	3
Under development	3
Total	114

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings/ (loss) per share:

	3 months ended May 31,		6 months ended May 31,
	2009	2008	2009	2008
Numerator:
Net income/(loss) available to common shareholders	$111,452	$177,115	$(2,283,245)	$320,295

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508

Earnings/loss per Share - Basic	$0.02	$0.02	$(0.31)	$0.04

Effect of dilutive common stock	-	9,797	-	10,071

Weighted average outstanding shares
Diluted	7,263,508	7,273,305	7,263,508	7,273,579

Earnings/loss per share - Diluted	$0.02	$0.02	$(0.31)	$0.04

369,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six months ended May 31, 2009 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $228,516 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of May 31, 2009, 1,400,000 stock options were granted to directors, officers and employees.  As of May 31, 2009, there were 1,030,627 stock options exercised or forfeited under the Plan.

	6 Months Ended
	May 31, 2009	May 31, 2008
	Options	Options
Options Outstanding at beginning of period	369,373	392,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	369,373	392,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $5,000 for the six months ended May 31, 2009 and $14,000 for the six months ended May 31, 2008.

As of May 31, 2009, there was approximately $25,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 2.5 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2009:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/2009	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/2009	Exercise Price	Intrinsic Value
369,373	6.79	$1.12	$-	189,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.41 as of the last business day of the period ended May 31, 2009.  No options were exercised during the quarter ended May 31, 2009.

 6. Goodwill and Other Intangible Assets

In accordance with SFAS No. 142, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  SFAS No. 142 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  SFAS No. 142 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value

Following the guidelines contained in SFAS No. 142, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2009 and it was found that the carrying value of the goodwill and intangible assets were impaired.

An impairment test was performed at February 28, 2009 based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets exceed their carrying value by $2,399,000.

A charge of $2,399,000 was recorded against goodwill and other intangibles at February 28, 2009.  Management does not believe that any further impairment exists at May 31, 2009.

7. Segment Information

The following table presents segment information for the six months ended May 31, 2009 and 2008:

	Net Revenues		Operating Income (Loss)
	6 Months Ended May 31,		6 Months Ended May 31,
	2009	2008	2009	2008
Company Store Operations	374,115	$412,582	$(95,957)	$(74,222)
Franchise Operations and Licensing Fees	1,200,950	1,503,959	657,951	845,145
	$1,575,065	$1,916,541	$561,994	$770,923
Corporate Expenses, including impairment			(2,847,560)	(464,568)
Interest Income, Net of Interest Expense			2,321	13,940
Net (Loss)/Income			$(2,283,245)	$320,295

Total segment assets changed for the six months ended May 31, 2009 as compared to November 30, 2008.  This change represented impairment of intangible assets of $2,399,057.  Trademarks and goodwill are $1,920,438 at May 31, 2009 compared to $4,306,439 at November 30, 2008.  Other changes in segment assets were not significant.

8.  Recent Accounting Pronouncements

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.

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

General

The Company has 1 Company-owned store, 107 franchised and 3 licensed units at May 31, 2009.  Units in operation at May 31, 2008 included 1 Company-owned store, 122 franchised and 3 licensed units.  System-wide revenues for the three months ended May 31, 2009 were $19.2 million as compared to May 31, 2008 which were $22.3 million.

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

The Company had 18 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations at May 31, 2009 and 19 at May 31, 2008.

Results of Operations

Three Months Ended May 31, 2009 versus Three Months Ended May 31, 2008

For the three months ended May 31, 2009, the Company reported net income of $111,000 versus net income of $177,000 for the same period in 2008.  Total revenue of $797,000 decreased $148,000, or 15.7%, for the three months ended May 31, 2009, as compared to total revenue of $945,000 for the three months ended May 31, 2008.

Royalty fee revenue of $484,000, for the quarter ended May 31, 2009, decreased $74,000, or 13.3%, from the $558,000 for quarter ended May 31, 2008.  The Company had 107 franchise locations at May 31, 2009 as compared to 122 locations at May 31, 2008.  The current general economic downturn has negatively impacted our franchise network resulting in reduced royalty revenue.

Franchise fee revenue of $5,000, for the quarter ended May 31, 2009, decreased $30,000, or 85.7%, from $35,000 for the quarter ended May 31, 2008.  One store transferred during the quarter ended May 31, 2009, versus two stores opening, which included a satellite and a BAB Xpress with franchise fees of $5,000 each, and five transferring in the same quarter of 2008.

Licensing fee and other income of $190,000, for the quarter ended May 31, 2009, decreased $24,000, or 11.2%, from $214,000 for the quarter ended May 31, 2008.  The general economic downturn is responsible for the decreased franchise network which in turn is responsible for the $33,000 decrease in nontraditional revenue in 2009 compared to 2008.  There was also a $15,000 decrease in Sign Shop revenue, offset by $25,000 revenue for a defaulted franchise agreement in 2009.

Company-owned store sales of $118,000, for the quarter ended May 31, 2009, decreased $20,000, or 14.5%, from $138,000 for the quarter ended May 31, 2008.

Total operating expenses of $687,000 decreased $85,000, or 11.0%, for the quarter ended May 31, 2009, from $772,000 in 2008.  The $85,000 decrease in total operating expenses was primarily due to a decrease in payroll expenses of $30,000 due to one less employee, advertising and promotional expenses decrease of $32,000 and other SG&A decrease of $19,000, which included a decrease in annual meeting expenses, Sign Shop cost of goods sold of $6,000 and supplies of $3,000 in 2009 compared to 2008.

Interest income of $4,000 decreased $3,000, or 42.9% for the quarter ended May 31, 2009, from $7,000 for the same period in 2008, due to lower cash balances and interest rates in 2009.

Interest expense for the first quarters 2009 and 2008 was $3,000.

Net income per share, as reported for basic and diluted outstanding shares for three months ended May 31, 2009 and May 31, 2008 was $0.02 per share.

Six Months Ended May 31, 2009 versus Six Months Ended May 31, 2008

For the six months ended May 31, 2009, the Company reported a net loss of $2,283,000 versus net income of $320,000 for the same period in 2008.  This loss was due to an impairment charge for goodwill and other intangibles in the first quarter of 2009 for $2,399,000 (See Note 6).  Total revenue of $1,575,000 decreased $342,000, or 17.8%, for the six months ended May 31, 2009, as compared to total revenue of $1,917,000 for the six months ended May 31, 2008.

Royalty fee revenue of $927,000, for the six months ended May 31, 2009, decreased $146,000, or 13.6%, from the $1,073,000 for six months ended May 31, 2008.  The Company had 107 franchise locations at May 31, 2009 as compared to 122 locations at May 31, 2008.  The current general economic downturn has negatively impacted our franchise network resulting in reduced royalty revenue.

Franchise fee revenue of $50,000, for the six months ended May 31, 2009, decreased $90,000, or 64.3%, from $140,000 for the six months ended May 31, 2008.  Two stores opened and one transferred during the six months ended May 31, 2009, versus six stores opening, including one BAB Xpress and one satellite, and nine transferring in the same period of 2008.

Licensing fee and other income of $372,000, for the six months ended May 31, 2009, decreased $78,000, or 17.3%, from $450,000 for the six months ended May 31, 2008.  The general economic downturn is responsible for the decreased franchise network which in turn is responsible for the $67,000 decrease in nontraditional revenue in 2009 compared to 2008.   Sign Shop revenue decreased $10,000.

Company-owned store sales of $227,000, for the six months ended May 31, 2009, decreased $27,000, or 10.6%, from $254,000 for the same period of 2008.

Total operating expenses of $3,861,000 included a noncash impairment charge of $2,399,000 recorded in the first quarter 2009 (See Note 6).  Operating expenses excluding the noncash impairment charge were $1,462,000, which decreased $148,000, or 9.2%, for the six months ended May 31, 2009, from $1,610,000 in 2008.  The $148,000 decrease in 2009 total operating expenses excluding the impairment charge was primarily due to payroll expenses decreasing $57,000, due to decreased employee awards and one less employee, advertising and promotional expense decreasing $46,000, legal and accounting expenses decreasing $19,000, and other SG&A decreasing $17,000 which included a decrease of $8,000 for annual meeting expense, a decrease of $6,000 for business tax accrual and a decrease of $5,000 for supplies, offset by an increase in Sign Shop cost of goods sold of $4,000 in 2009 compared to 2008.

Interest income of $8,000 decreased $12,000, or 60.0% for the six months ended May 31, 2009, from $20,000 for the same period in 2008, due to lower cash balances and interest rates in 2009.

Interest expense of $5,000 decreased $1,000, or 16.7% for the six months ended May 31, 2009, $6,000 for the same period 2008.

Net loss per share, as reported for outstanding shares for six months ended May 31, 2009 was ($0.31) versus net income per share for basic and diluted of $0.04 for the six months ended May 31, 2008.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $69,000 for the six months ended May 31, 2009, versus cash provided by operating activities of $205,000 for the same period in 2008. Cash provided by operating activities principally represents a net loss of $2,283,000, plus depreciation and amortization of $19,000, goodwill and intangible impairment of $2,399,000, share-based compensation of $5,000 and the provision for uncollectible accounts of $7,000, plus changes in trade accounts and notes receivable of $6,000, restricted cash of $56,000, Marketing Fund contributions receivable of $1,000, inventories of $10,000, prepaid expenses and other assets of $39,000, less changes in unexpended Marketing Fund contributions of $57,000, deferred revenue of $71,000,  accrued liabilities of $37,000 and accounts payable of $25,000.  Operating activities in 2008 provided $205,000, represented by net income of $320,000, plus depreciation and amortization of $19,000 and share-based compensation of $14,000, less a reduction in the provision for uncollectible accounts of $2,000, plus changes in trade and notes receivable of $16,000, Marketing Fund contributions receivable of $22,000, prepaid expenses of $34,000 and unexpended Marketing Fund contributions of $3,000, less changes in restricted cash of $33,000, inventories of $1,000, accounts payable of $18,000, accrued liabilities of $56,000 and deferred revenue of $112,000.

Cash used in investing activities during the six months ended May 31, 2009 totaled $12,000 for trademark renewal expenditures.  Cash used during 2008 totaled $12,000 and included the purchase of equipment of $1,000 and trademark renewal expenditures of $11,000.

Financing activities used $218,000 and $436,000 during the six months ended May 31, 2009 and 2008, respectively for the payment of cash dividends.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived assets, concentrations of credit risks, valuation allowance and deferred taxes.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2008, filed with the Securities and Exchange Commission on February 20, 2009.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the effectiveness of disclosure controls and procedures, our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) have concluded that as of the six months ended May 31, 2009 our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Exchange Act) were effective to provide reasonable assurance that information required to be disclosed in our Exchange Act report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the SEC and is accumulated and communicated to management, including the CEO and CFO, as appropriate to allow timely decisions regarding disclosure.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable assurance regarding management’s control objectives.  In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events.  Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective over financial reporting as of May 31, 2009.

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

BAB, Inc.

Dated: July 09, 2009	/s/ Jeffrey M. Gorden
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