Form 10-Q
period 2009-08-31
BAB, INC.
filed 2009-10-14
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2009
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

Indicate by checkmark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐ Yes  ☐ No

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company.   Yes  ☐      No ☒

As of  September 21, 2009, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	August 31, 2009 (Unaudited)	November 30, 2008
ASSETS
Current Assets
Cash	$1,050,064	$1,207,108
Restricted cash	230,417	293,994
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $18,452 in 2009 and $3,841 in 2008 )	96,057	104,153
Marketing fund contributions receivable from franchisees and stores	14,939	13,245
Inventories	38,849	51,331
Prepaid expenses and other current assets	132,014	145,953
Total Current Assets	1,562,340	1,815,784

Property, plant and equipment (net of accumulated depreciation of $571,884in 2009 and $554,111 in 2008)	31,357	47,980
Trademarks	431,224	763,667
Goodwill	1,493,771	3,542,772
Definite lived intangible assets (net of accumulated amortization of $320,880in 2009 and $313,560 in 2008)	80,316	86,324
Deferred tax asset	500,000	500,000
Total Noncurrent Assets	2,536,668	4,940,743
Total Assets	$4,099,008	$6,756,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$24,145	$24,145
Accounts payable	35,296	49,353
Accrued expenses and other current liabilities	293,437	313,329
Unexpended marketing fund contributions	192,610	254,493
Deferred franchise fee revenue	26,500	125,000
Deferred licensing revenue	25,082	36,996
Total Current Liabilities	597,070	803,316

Long-term debt (net of current portion)	204,371	204,371
Total Liabilities	801,441	1,007,687

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2009 and November 30, 2008	13,508,257	13,508,257
Additional paid-in capital	964,954	957,264
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,952,863)	(8,493,900)
Total Stockholders' Equity	3,297,567	5,748,840
Total Liabilities and Stockholders' Equity	$4,099,008	$6,756,527

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended August 31, 2009 and 2008
(Unaudited)

	3 Months Ended August 31,		9 Months Ended August 31,
REVENUES	2009	2008	2009	2008

Royalty fees from franchised stores	$460,889	$531,908	$1,387,561	$1,604,611
Net sales by Company-owned stores	121,014	136,056	347,546	389,896
Franchise fees	25,000	20,000	75,000	160,000
Licensing fees and other income	216,880	244,421	588,742	694,418
Total Revenues	823,783	932,385	2,398,849	2,848,925
OPERATING EXPENSES
Store food, beverage and paper costs	35,954	44,046	105,205	128,836
Store payroll and other operating expenses	115,865	123,711	340,788	349,863
Selling, general and administrative expenses:
Payroll and payroll-related expenses	311,139	331,031	987,882	1,064,664
Occupancy	34,076	38,038	107,437	108,808
Advertising and promotion	20,289	31,384	57,758	114,971
Professional service fees	58,647	60,924	147,532	169,176
Depreciation and amortization	6,265	9,209	25,093	27,793
Impairment of goodwill and other intangibles	-	-	2,399,057	-
Other	127,128	134,322	399,242	418,739
Total Operating Expenses	709,363	772,665	4,569,994	2,382,850
Income/(Loss) from operations	114,420	159,720	(2,171,145)	466,075
Interest income	3,116	5,607	10,863	25,522
Interest expense	(2,714)	(2,987)	(8,141)	(8,962)
Income/(Loss) before provision for income taxes	114,822	162,340	(2,168,423)	482,635
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income/(Loss)	$114,822	$162,340	$(2,168,423)	$482,635
Net Income/(Loss) per share - Basic	$0.02	$0.02	$(0.30)	$0.07
Net Income/(Loss) per share - Diluted	$0.02	$0.02	$(0.30)	$0.07

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,263,508	7,271,548	7,263,508	7,272,847
Cash dividends declared per share	$-	$0.02	$0.04	$0.08

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended August 31, 2009 and 2008
(Unaudited)

	2009	2008
Operating activities
Net income/(loss)	$(2,168,423)	$482,635
Depreciation and amortization	25,093	27,793
Goodwill and intangible impairment	2,399,057	-
Provision for uncollectible accounts, net of recoveries	7,486	(1,777)
Share-based compensation	7,690	19,490
Changes in:
Trade accounts receivable and notes receivable	610	(10,156)
Restricted cash	63,577	(50,253)
Marketing fund contributions receivable	(1,694)	19,458
Inventories	12,482	(2,252)
Prepaid expenses and other	13,938	18,963
Accounts payable	(14,056)	(11,966)
Accrued liabilities	(19,892)	(49,150)
Unexpended marketing fund contributions	(61,883)	22,387
Deferred revenue	(110,413)	(150,812)
Net Cash Provided by Operating Activities	153,572	314,360

Investing activities
Purchase of equipment	(1,150)	(990)
Capitalization of trademark renewals	(18,926)	(37,939)
Net Cash Used In Investing Activities	(20,076)	(38,929)

Financing activities
Payment of dividends	(290,540)	(581,081)
Net Cash Used In Financing Activities	(290,540)	(581,081)

Net Decrease in Cash	(157,044)	(305,650)

Cash, Beginning of Period	1,207,108	1,510,292
Cash, End of Period	$1,050,064	$1,204,642

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$9,706	$576

SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended August 31, 2009 and 2008
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB"), My Favorite Muffin ("MFM") and Brewster's Coffee trade names. At August 31, 2009, the Company had 106 franchised units in operation in 26 states, including 2 International units in United Arab Emirates. The Company additionally derives licensing fee income from the sale of its trademark bagels, muffins and coffee through licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Stores Open and Under Development

Stores which are open or under development at August 31, 2009 are as follows:

Stores open:

Company-owned	1
Franchisees	106
Licensed	3
Under development	2
Total	112

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings/ (loss) per share:

	3 months ended August 31,		9 months ended August 31,
	2009	2008	2009	2008
Numerator:
Net income/(loss) available to common shareholders	$114,822	$162,340	$(2,168,423)	$482,635

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508

Earnings/loss per Share - Basic	$0.02	$0.02	$(0.30)	$0.07

Effect of dilutive common stock	-	8,040	-	9,339

Weighted average outstanding shares
Diluted	7,263,508	7,271,548	7,263,508	7,272,847

Earnings/loss per share - Diluted	$0.02	$0.02	$(0.30)	$0.07

368,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended August 31, 2009 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $228,516 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of August 31, 2009, 1,400,000 stock options were granted to directors, officers and employees.  As of August 31, 2009, there were 1,031,627 stock options exercised or forfeited under the Plan.

	9 Months Ended
	August 31, 2009	August 31, 2008
	Options	Options
Options Outstanding at beginning of period	369,373	392,373
Granted	0	0
Forfeited	1,000	0
Exercised	0	0
Options Outstanding at end of period	368,373	392,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $8,000 for the nine months ended August 31, 2009 and $19,000 for the nine months ended August 31, 2008.

As of August 31, 2009, there was approximately $22,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 2.3 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2009:

Options Outstanding				Options Exercisable
Outstanding at 8/31/2009	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 8/31/2009	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	6.54	$1.12	$-	189,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.46 as of the last business day of the period ended August 31, 2009.  No options were exercised during the quarter ended August 31, 2009.

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

A charge of $2,399,000 was recorded against goodwill and other intangibles at February 28, 2009.  Management does not believe that any further impairment exists at August 31, 2009.

7. Segment Information

The following table presents segment information for the nine months ended August 31, 2009 and 2008:

	Net Revenues		Operating Income (Loss)
	9 Months Ended August 31,		9 Months Ended August 31,
	2009	2008	2009	2008
Company Store Operations	569,258	$619,056	$(135,461)	$(112,390)
Franchise Operations and Licensing Fees	1,829,591	2,229,869	1,028,369	1,245,797
	$2,398,849	$2,848,925	$892,908	$1,133,407
Corporate Expenses, including impairment			(3,064,053)	(667,332)
Interest Income, Net of Interest Expense			2,722	16,560
Net (Loss)/Income			$(2,168,423)	$482,635

Total segment assets changed for the nine months ended August 31, 2009 as compared to November 30, 2008.  This change represented impairment of intangible assets of $2,399,057.  Trademarks and goodwill are $1,924,995 at August 31, 2009 compared to $4,306,439 at November 30, 2008.  Other changes in segment assets were not significant.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events from September 1, 2009 through October 14, 2009 and has included all required disclosures as of the date it filed this quarterly report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which is effective for financial statements for periods ended after September 15, 2009.  SFAS 168 does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance.  As a result of the integration, SFAS 168 will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance.  The Company does not believe adoption of SFAS No. 168 will have a material effect on the Company’s consolidated financial statements.

9.  Subsequent Event

On September 10, 2009, the Company declared a $0.01 dividend per share cash dividend payable on October 5, 2009 to stock holders of record at the close of business on September 21, 2009.  There are no other significant or reportable subsequent events as of the date of this filing.

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

General

The Company has 1 Company-owned store, 106 franchised and 3 licensed units at August 31, 2009.  Units in operation at August 31, 2008 included 1 Company-owned store, 118 franchised and 3 licensed units.  System-wide revenues for the nine months ended August 31, 2009 were $28.8 million as compared to August 31, 2008 which were $33.3 million.

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

The Company had 17 employees at the Corporate level to oversee operations of the franchise, licensed and Company-owned store operations at August 31, 2009 and 18 at August 31, 2008.

Results of Operations

Three Months Ended August 31, 2009 versus Three Months Ended August 31, 2008

For the three months ended August 31, 2009, the Company reported net income of $115,000 versus net income of $162,000 for the same period in 2008.  Total revenue of $824,000 decreased $108,000, or 11.6%, for the three months ended August 31, 2009, as compared to total revenue of $932,000 for the three months ended August 31, 2008.

Royalty fee revenue of $461,000, for the quarter ended August 31, 2009, decreased $71,000, or 13.3%, from the $532,000 for quarter ended August 31, 2008.  The Company had 106 franchise locations at August 31, 2009 as compared to 118 locations at August 31, 2008.  The current general economic downturn has negatively impacted our franchise network resulting in reduced royalty revenue.

Franchise fee revenue of $25,000, for the quarter ended August 31, 2009, increased $5,000, or 25.0%, from $20,000 for the quarter ended August 31, 2008.  One store opened and one transferred during the quarter ended August 31, 2009, versus one store opening in the same quarter of 2008.

Licensing fee and other income of $217,000, for the quarter ended August 31, 2009, decreased $27,000, or 11.1%, from $244,000 for the quarter ended August 31, 2008.  The general economic downturn is responsible for the decreased franchise network which in turn is responsible for the $25,000 decrease in license fee revenue in 2009 compared to 2008.

Company-owned store sales of $121,000, for the quarter ended August 31, 2009, decreased $15,000, or 11.0%, from $136,000 for the quarter ended August 31, 2008.

Total operating expenses of $709,000 decreased $64,000, or 8.3%, for the quarter ended August 31, 2009, from $773,000 in 2008.  The $64,000 decrease in total operating expenses was primarily due to payroll expenses decreasing $20,000, due to one less employee, Company-owned store expenses, including cost of goods sold, decreasing $16,000, travel expenses decreasing $15,000 and advertising and promotional expenses decreasing  $11,000 in 2009 compared to 2008.

Interest income of $3,000 decreased $3,000, or 50.0% for the quarter ended August 31, 2009, from $6,000 for the same period in 2008, due to lower cash balances and interest rates in 2009.

Interest expense for the third quarters 2009 and 2008 was $3,000.

Net income per share, as reported for basic and diluted outstanding shares for three months ended August 31, 2009 and August 31, 2008 was $0.02 per share.

Nine Months Ended August 31, 2009 versus Nine Months Ended August 31, 2008

For the nine months ended August 31, 2009, the Company reported a net loss of $2,168,000 versus net income of $483,000 for the same period in 2008.  This loss was due to an impairment charge for goodwill and other intangibles in the first quarter 2009 of $2,399,000 (See Note 6).  Total revenue of $2,399,000 decreased $450,000, or 15.8%, for the nine months ended August 31, 2009, as compared to total revenue of $2,849,000 for the nine months ended August 31, 2008.

Royalty fee revenue of $1,388,000, for the nine months ended August 31, 2009, decreased $217,000, or 13.5%, from the $1,605,000 for the nine months ended August 31, 2008.  The Company had 106 franchise locations at August 31, 2009 as compared to 118 locations at August 31, 2008.  The current general economic downturn has negatively impacted our franchise network resulting in reduced royalty revenue.

Franchise fee revenue of $75,000, for the nine months ended August 31, 2009, decreased $85,000, or 53.1%, from $160,000 for the nine months ended August 31, 2008.  Three stores opened and two transferred during the nine months ended August 31, 2009, versus seven stores opening, including one BAB Xpress and one satellite, and nine transferring in the same period of 2008.

Licensing fee and other income of $589,000, for the nine months ended August 31, 2009, decreased $105,000, or 15.1%, from $694,000 for the nine months ended August 31, 2008.  The general economic downturn is responsible for the decreased franchise network which in turn is responsible for a $92,000 decrease in license fee revenue in 2009 compared to 2008.

Company-owned store sales of $348,000, for the nine months ended August 31, 2009, decreased $42,000, or 10.8%, from $390,000 for the same period of 2008.

Total operating expenses of $4,570,000 included a noncash impairment charge of $2,399,000 recorded in the first quarter 2009 (See Note 6).  Operating expenses excluding the noncash impairment charge were $2,171,000, which decreased $212,000, or 8.9%, for the nine months ended August 31, 2009, from $2,383,000 in 2008.  The $212,000 decrease in 2009 total operating expenses excluding the impairment charge was primarily due to payroll expenses decreasing $77,000, due to decreased employee awards and one less employee, advertising and promotional expense decreasing $57,000, Company-owned store expenses, including cost of goods sold decreasing $33,000 and legal and accounting expenses decreasing $21,000 in 2009 compared to 2008.

Interest income of $11,000 decreased $15,000, or 57.7% for the nine months ended August 31, 2009, from $26,000 for the same period in 2008, due to lower cash balances and interest rates in 2009.

Interest expense of $8,000 decreased $1,000, or 11.1% for the nine months ended August 31, 2009, $9,000 for the same period 2008.

Net loss per share, as reported for outstanding shares for nine months ended August 31, 2009 was ($0.30) versus net income per share for basic and diluted of $0.07 for the nine months ended August 31, 2008.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $154,000 for the nine months ended August 31, 2009, versus cash provided by operating activities of $314,000 for the same period in 2008. Cash provided by operating activities principally represents a net loss of $2,168,000, plus depreciation and amortization of $25,000, goodwill and intangible impairment of $2,399,000, share-based compensation of $8,000 and the provision for uncollectible accounts of $7,000, plus changes in trade accounts and notes receivable of $1,000, restricted cash of $64,000, inventories of $12,000, prepaid expenses and other assets of $14,000, less changes in Marketing Fund contributions receivable of $2,000, accounts payable of $14,000, accrued liabilities of $20,000, unexpended Marketing Fund contributions of $62,000 and deferred revenue of $110,000.  Operating activities in 2008 provided $314,000, represented by net income of $483,000, plus depreciation and amortization of $28,000 and share-based compensation of $19,000, plus changes in Marketing Fund contributions receivable of $19,000, prepaid expenses and other assets of $19,000 and unexpended Marketing Fund contributions of $22,000, less changes in trade and notes receivable of $10,000, restricted cash of $50,000, inventories of $2,000, accounts payable of $12,000, accrued liabilities of $49,000 and deferred revenue of $151,000.

Cash used in investing activities during the nine months ended August 31, 2009 totaled $20,000 with $19,000 for trademark renewal expenditures and $1,000 for purchase of equipment.  Cash used during 2008 totaled $39,000 and included the purchase of equipment of $1,000 and trademark renewal expenditures of $38,000.

Financing activities used $291,000 and $581,000 during the nine months ended August 31, 2009 and 2008, respectively for the payment of cash dividends.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events.   SFAS No. 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued.  SFAS No. 165 is effective for interim and annual periods ending after June 15, 2009 and shall be applied prospectively. As the requirements under SFAS 165 are consistent with its current practice, the implementation of this standard did not have an impact on the Company’s consolidated financial statements. The Company has evaluated subsequent events from September 1, 2009 through October 14, 2009 and has included all required disclosures as of the date it filed this quarterly report on Form 10-Q.

In June 2009, the FASB issued SFAS No. 168, “The ‘FASB Accounting Standards Codification’ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the “FASB Accounting Standards Codification” (“Codification”), which is effective for financial statements for periods ended after September 15, 2009.  SFAS 168 does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance.  As a result of the integration, SFAS 168 will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance.  The Company does not believe adoption of SFAS No. 168 will have a material effect on the Company’s consolidated financial statements.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-KSB for the fiscal year ended November 30, 2008, filed with the Securities and Exchange Commission on February 20, 2009.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2009 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the third fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

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

BAB, Inc.

Dated: October 14, 2009	/s/ Jeffrey M. Gorden
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