Form 10-K/A
period 2008-11-30
BAB, INC.
filed 2010-01-13
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended: November 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission file number: 0-31555
BAB, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number: (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock	NASDAQ/OTC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐  Yes  ☒  No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐  Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer  ☐, Accelerated Filer  ☐, Non-Accelerated Filer  ☐, Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☐

State issuer's revenues for its most recent fiscal year: $3,777,810

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,562,766 based on 3,811,625 shares held by nonaffiliates as of May 31, 2009; Closing price ($.41) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of January 4, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
See index to exhibits

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-KSB for the year ended November 30, 2008, originally filed with the Securities and Exchange Commission (the “SEC”) on February 20, 2009 (the “Original Filing”), is being filed to reflect changes to Item 9A (formerly Item 8A on form 10-KSB), Controls and Procedures of Part II of the Original Filing and changes in Exhibit 31.1, Certification of the Chief Executive Officer and Exhibit 31.2, Certification of the Chief Financial Officer as detailed below.

The Original Filing for Item 9A (formerly Item 8A on 10-QSB) “Controls and Procedures” has been amended to include disclosure controls and procedures and a statement that there were no changes in internal control that could materially affect controls over financial reporting.  The Original Filing for Exhibits 31.1 and 31.2 did not include the word “and” at the end of (4).

Except as described above, this Form 10K/A does not revise, update or in any way affect any information or disclosures contained in the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

FORM 10-K/A INDEX

PART II

Item 9A.	Controls and Procedures	5

	(formerly Item 8A in 10-KSB)

PART III
	Exhibits	6

Index

ITEM 9A. CONTROLS AND PROCEDURES
(formerly Item 8A. in 10-KSB filed February 20, 2009)

BAB, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Item 308T(a) of Regulation S-B of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could materially affect these controls over financial reporting during the last fiscal quarter. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Dated: January 13, 2010
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-KSB has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: January 13, 2010
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: January 13, 2010
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: January 13, 2010
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: January 13, 2010
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: January 13, 2010
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