Form 10-K
period 2009-11-30
BAB, INC.
filed 2010-02-23
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer  ☐, Accelerated Filer  ☐, Non-Accelerated Filer  ☐, Smaller Reporting Company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

 State issuer's revenues for its most recent fiscal year: $3,172,905

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,562,766 based on 3,811,625 shares held by nonaffiliates as of May 31, 2009; Closing price ($.41) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 12, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
See index to exhibits

FORM 10-K INDEX

Index

PART I

ITEM 1. DESCRIPTION OF BUSINESS

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

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB") and My Favorite Muffin ("MFM") trade names. At November 30, 2009, the Company had 108 units in operation in 26 states, including 2 International units in United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

Operating Loss

The Company reported a net loss of $2,066,000 for the year ended November 30, 2009, and net income of $623,000 for the year ended November 30, 2008.  The 2009 net loss was due to a goodwill impairment of $2,399,000 recorded in the first quarter of 2009 (see Note 2, Goodwill and Other Intangible Assets). Excluding the goodwill impairment, the Company had net income of $333,000.  The Company believes that with its continued focus on franchising and licensing operations and cost control it will be profitable.

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

LOCATIONS

The Company has 105 franchised locations, 2 licensees and 1 Company-owned store.   Of the 105 locations, 103 are located in 25 states and 2 International units are located in the United Arab Emirates.

STORE OPERATIONS

BIG APPLE BAGELS--BAB franchised and the Company-owned store daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons, and includes 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 600 to 1,000 square feet. Although franchise stores may vary in size from the Company-owned store and from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN--MFM franchised stores bake 20 to 25 varieties of muffins daily, from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. While some MFM units are located in shopping malls with minimal square footage of 400 to 800 square feet, the typical retail center prototype unit is approximately 1,800 square feet with seating for 20 to 30 persons.

BREWSTER'S COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in the Company-owned store and most of the franchised units.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB and MFM franchisees are members of a marketing fund requiring an ongoing 3% contribution, consisting of 1% for general system-wide marketing, and 2% for the local advertising and marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first full production BAB or MFM store. The fee for subsequent production stores is $20,000.

The Company's current Franchise Disclosure Document (“FDD”) provides for, among other things, the opportunity for prospective franchisees to enter into a Preliminary Agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this Preliminary Agreement is $10,000. If a site is not located and approved by the franchisor within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-K.

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

The Company believes the primary direct competitors of its bagel concept units are Bruegger's Bagel Bakery and New World Coffee-Manhattan Bagel Inc., which operates under Einstein Bros. Bagels, Noah's NY Bagel and Manhattan Bagel Bakery brands.  There are several other regional bagel chains with fewer than 50 stores, all of which may compete with the Company. There is no major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company also competes against numerous small, independently owned bagel bakeries and national fast food restaurants, such as Dunkin' Donuts, McDonald's, Panera and Starbucks that offer bagels, muffins, coffee and related products as part of their product offerings.  In the supermarket bakery sections, the Company's bagels compete against Thomas' Bagels and other brands of fresh and frozen bagels. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of food quality and taste, convenience and customer service and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer tastes, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control and such factors could cause the Company and some, or all, of its franchisees to be adversely affected.

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by New World Coffee-Manhattan Bagel Inc.  The Company's continued success is dependent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation may be affected not only by the performance of the Company-owned store but also by the performance of its franchise stores, over which the Company has limited control.

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

GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures'' (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with this broad federal, state and local regulatory network is essential and costly; the failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

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

Index

The Company's franchising operations are subject to regulation by the FTC under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a FDD in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its FDD, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 30, 2009, the Company employed 24 persons, consisting of 9 working in the Company-owned store, of which 8 are part-time employees.  The remaining employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Index

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low sale prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2009 and 2008.  The Company's common stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2009	Low	High
First quarter	0.41	0.92
Second quarter	0.36	0.59
Third quarter	0.35	0.51
Fourth quarter	0.36	0.50

Year Ended: November 30, 2008	Low	High
First quarter	0.76	1.00
Second quarter	0.80	1.00
Third quarter	0.78	0.95
Fourth quarter	0.62	1.10

As of February 12, 2010, the Company's Common Stock was held by 171 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 12, 2010, is approximately 1,300 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.   A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2009 and 2008, no options were granted.  As of February 12, 2010, there were 1,031,627 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

DIVIDEND POLICY

The Board of Directors of the Company declared a quarterly cash dividend of $.02 per share on December 4, 2008, to be paid on January 2, 2009 in the amount of $145,270 to stockholders of record as of December 18, 2008.  The Board of Directors of the Company declared a quarterly cash dividend of $.01 per share on March 9, May 22 and September 7, 2009.  These dividends were payable on April 13, July 8, and October 5, 2009, respectively, in the amount of $72,635 each.  On December 7, 2009, the Board of Directors authorized a $.01 per share quarterly cash dividend in the amount of $72,635.  The dividend was paid January 4, 2010 to shareholders of record as of December 21, 2009.

The Board of Directors of the Company declared quarterly cash dividends of $.02 per share on March 5, June 13, and September 10, 2008.  These dividends were payable on April 10, July 8, and October 6, 2008, respectively, in the amount of $145,270 each.

Although there can be no assurances that the Company will be able to pay dividends in the future, it is the Company’s intent that future dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash dividends on a quarterly basis if warranted.

Index

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting companies.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein has been derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements and notes thereto.  Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements and disclosures contained herein and throughout this Annual Report regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In such cases, we may use words such as "believe," "intend," "expect," "anticipate" and the like.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts.  Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Company has 105 franchised, 2 licensed units, and 1 Company-owned store as of the end of 2009. Units in operation at the end of 2008 included 114 franchised, 3 licensed and 1 Company-owned store.  System-wide revenues in 2009 were $38 million compared to $44 million in 2008.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros. and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop which provides for franchise consistency and convenience the majority of signage to franchisees and the Company-owned store, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

Index

YEAR 2009 COMPARED TO YEAR 2008

Total revenues from all sources decreased $605,000, or 16.0%, to $3,173,000 in 2009 from $3,778,000 in the prior year primarily due to a decrease in all sources of income.

Royalty revenue from franchise stores was down $274,000, or 12.9%, to $1,842,000 in 2009 as compared to $2,116,000 in 2008.  Franchise fee revenue decreased $83,000, or 50.3%, to $82,000 in 2009 versus $165,000 in 2008.  The Company opened 4 stores with 1 opened at reduced fees and there were 3 transfers in 2009 versus 8 opened stores, 5 at reduced fees and 10 transfers in 2008.  At November 30, 2009 the Company had 2 units under development versus 5 at November 30, 2008.  Company-owned store revenues decreased $52,000 or 10.0%, to $468,000 from $520,000 in 2008.  Licensing fees and other income decreased $195,000, or 20.0%, to $781,000 in 2009 as compared to $976,000 in 2008.  The decline was primarily due to decreases in 2009 license fee revenues of $95,000, defaulted and terminated franchise contract fees of $42,000 and non-redeemed gift certificate revenue of $36,000 compared to 2008.

Total operating expenses excluding goodwill impairment were $2,844,000, or 89.6%, of total revenues for 2009 versus $3,173,000, or 84.0%, for 2008. Total operating expenses excluding goodwill impairment decreased $329,000 in 2009 compared to 2008.  Including the goodwill impairment of $2,399,000 the total 2009 expenses were $5,243,000 or an increase of $2,070,000 compared to 2008.

Expenses for Company-owned stores decreased $34,000, or 5.4%, in 2009, to $592,000, from $626,000 in 2008.  Cost of goods sold 2009 decreased $27,000, or 16.1%, to $141,000 in 2009 compared to $168,000 in 2008.  Cost of goods sold percentage to sales decreased 2.1% in 2009 to 30.2% compared to 32.3% in 2008.

Corporate office payroll and payroll related expenses decreased $202,000, or 13.5%, in 2009, to $1,289,000, from $1,491,000, in 2008. Advertising and promotion expense decreased $65,000, or 46.8%, in 2009, to $74,000, from $139,000 in 2008 primarily due to reducing advertising, negotiating lower prices and placing advertisements in less expensive publications.  Travel decreased $16,000, or 18.0%, to $73,000 in 2009, from $89,000 in 2008 due to better cost control and operational efficiencies.  There was a reduction in depreciation and amortization expense of $8,000, or 20.5%, in 2009, to $31,000, from $39,000, in 2008.  Goodwill impairment was $2,399,000 in 2009 versus no impairment in 2008.

Income from operations, excluding goodwill impairment, for the period ended November 30, 2009 was $329,000 as compared to $605,000 in 2008.  Loss from operations including goodwill impairment for 2009 was $2,070,000.

Interest income decreased $16,000, to $15,000, in 2009, compared to $31,000, in 2008, as a result of lower interest rates and lower cash balances to invest.

Interest expense decreased $1,000 to $11,000 in 2009, compared to $12,000 in 2008, primarily due to a decrease in outstanding debt.

Net income before tax, excluding goodwill impairment totaled $333,000, or 10.5%, of revenue in 2009 as compared to $623,000, or 16.5%, of revenue in the prior year.  Income tax expense for 2009 was $252,000, which relates to increasing the valuation allowance for deferred tax assets which are more likely than not to be realized.  There were no taxes for 2008.  The net loss for 2009 including goodwill impairment and tax expense was $2,318,000.  The 2009 goodwill impairment of $2,399,000 was a non-cash expense and no further impairment of goodwill is anticipated at this time.

Index

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $279,000 during 2009. Cash provided from operating activities is comprised of a net loss of $2,318,000, plus depreciation and amortization of $31,000, goodwill impairment of $2,399,000, tax valuation expense of $252,000, share-based compensation of $10,000 and bad debt of $36,000, plus changes in restricted cash of $82,000, inventories of $13,000 and prepaid expenses and other of $40,000, less changes in trade accounts and notes receivable of $35,000, marketing fund contributions receivable of $1,000, accounts payable of $12,000, accrued liabilities of $45,000, unexpended Marketing Fund contributions of $81,000 and deferred revenue of $92,000.  Cash provided from operating activities in 2008 totaled $504,000, comprised of net income of $623,000, plus depreciation and amortization of $39,000, share-based compensation of $25,000 and bad debt of $2,000, plus changes in trade accounts and notes receivable of $4,000, marketing fund contributions receivable of $24,000, accounts payable of $9,000 and unexpended Marketing Fund contributions of $1,000, less changes in restricted cash of $22,000, inventory of $7,000, prepaid expenses and other of $16,000, accrued liabilities of $57,000 and deferred revenue of $120,000.

Cash used for investing activities during 2009 totaled $26,000, consisting of purchase of equipment of $1,000 and trademark renewal expenditures of $25,000.  Cash used for investing activities during 2008 totaled $57,000, consisting of the purchase of equipment of $1,000 and trademark renewal expenditures of $56,000.

Financing activities used $387,000 during 2009, due to the repayment of notes payable of $24,000 and the payment of dividends equal to $363,000.  Financing activities used $750,000 during 2008, due to the repayment of notes payable of $23,000 and the payment of dividends equal to $727,000.

Although there can be no assurances that the Company will be able to pay dividends in the future, it is the Company’s intent that future dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash dividends on a quarterly basis if warranted.  On December 7, 2009, the Board of Directors authorized a $0.01 per share quarterly cash dividend.  The dividend was paid January 4, 2010 to shareholders of record as of December 21, 2009.

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

Index

Revenue Recognition

Royalty fees from franchised stores represent a fee of 5% on net retail and wholesale sales of franchised units.  Royalty revenues are recognized on an accrual basis using actual franchise receipts.  Generally, franchisees report and remit royalties on a weekly basis.  The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the month-end.  Estimates are utilized in certain instances where actual numbers have not been received and such estimates are based on the last 10 weeks’ average.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2009 and it was found that the carrying value of goodwill and intangible assets were impaired.

An impairment test was performed at February 28, 2009 based on a discounted cash flow model using management’s business plan projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets exceeded their carrying value by $2,399,000.

A charge of $2,399,000 was recorded for the year ended November 30, 2009 after the impairment testing was completed during the first quarter 2009.  Management does not believe that any further impairment exists at November 30, 2009.  There was no impairment charge recorded in 2008. (See Note 2 of the consolidated financial statements included herein.)

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

As of November 30, 2009, the Company has cumulative net operating loss carryforwards expiring between 2012 and 2029 for U.S. federal income tax purposes of approximately $6,209,000.   A valuation allowance has been established for $2,025,000 at November 30, 2009 for the deferred tax benefit related to those loss carryforwards and other net deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.)

Index

Recent Accounting Pronouncements

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be adopted beginning in the first quarter of fiscal 2010.  The adoption of this guidance is not expected to have any impact on our consolidated financial position, cash flows or results of operations.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.   This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance as of November 30, 2009.  The adoption of this additional guidance did not have any impact on our consolidated financial position, cash flows or results of operations.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. We adopted the new standards during fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on our consolidated financial position, cash flows or results of operations.  We have evaluated subsequent events through February 23, 2010, the date that these consolidated financial statements were issued.

In June 2009, the FASB issued the FASB Accounting Standards Codification   (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Financial Statements. The Codification does not affect our consolidated financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency, and commodity price risk the Company does not believe that these are significant risk factors.

Index

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.
Years Ended November 30, 2009 and 2008

C o n t e n t s

Index

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. as of November 30, 2009 and 2008 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BAB, Inc. as of November 30, 2009 and 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Frank L. Sassetti & Company

Oak Park, Illinois
February 23, 2010

Index

BAB, Inc
Consolidated Balance Sheets
November 30, 2009 and 2008

	2009	2008
ASSETS
Current Assets
Cash	$1,072,526	$1,207,108
Restricted cash	211,748	293,994
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $8,712 in 2009 and $3,841 in 2008)	103,346	104,153
Marketing fund contributions receivable from franchisees and stores	14,209	13,245
Inventories	37,946	51,331
Prepaid expenses and other current assets	105,981	145,953
Total Current Assets	1,545,756	1,815,784

Property, plant and equipment (net of accumulated depreciation of $575,407 in 2009 and $554,111 in 2008)	27,834	47,980
Trademarks	434,960	763,667
Goodwill	1,493,771	3,542,772
Definite lived intangible assets (net of accumulated amortization of $113,494 in 2009 and $103,560 in 2008)	79,794	86,324
Deferred tax asset	248,000	500,000
Total Noncurrent Assets	2,284,359	4,940,743
Total Assets	$3,830,115	$6,756,527

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$25,292	$24,145
Accounts payable	36,975	49,353
Accrued expenses and other current liabilities	268,077	313,329
Unexpended marketing fund contributions	173,211	254,493
Deferred franchise fee revenue	30,000	125,000
Deferred licensing revenue	39,583	36,996
Total Current Liabilities	573,138	803,316

Long-term debt (net of current portion)	179,078	204,371
Total Noncurrent Liabilities	179,078	204,371
Total Liabilities	752,216	1,007,687

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2009 and 2008	13,508,257	13,508,257
Additional paid-in capital	967,441	957,264
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,175,018)	(8,493,900)
Total Stockholders' Equity	3,077,899	5,748,840
Total Liabilities and Stockholders' Equity	$3,830,115	$6,756,527
See accompanying notes

Index

BAB, Inc
Consolidated Statements of Income
November 30, 2009 and 2008

	2009	2008
REVENUES
Royalty fees from franchised stores	$1,842,382	$2,116,285
Net sales by Company-owned stores	468,072	520,466
Franchise fees	81,500	165,000
Licensing fees and other income	780,951	976,059
Total Revenues	3,172,905	3,777,810

OPERATING EXPENSES
Store food, beverage and paper costs	141,435	167,991
Store payroll and other operating expenses	450,651	458,066
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,288,947	1,490,938
Occupancy	142,386	140,198
Advertising and promotion	73,549	139,127
Professional service fees	186,076	189,082
Travel expenses	73,168	88,533
Depreciation and amortization	31,231	38,960
Other	456,424	460,290
Goodwill Impairment	2,399,057	-
Total Operating Expenses	5,242,924	3,173,185
Income (Loss) from operations	(2,070,019)	604,625
Interest income	14,739	30,520
Interest expense	(10,663)	(11,767)
Income (Loss) before provision for income taxes	(2,065,943)	623,378
Provision for income taxes
Current tax expense	-	-
Deferred tax expense	252,000	-
	252,000	-
Net Income (Loss)	$(2,317,943)	$623,378

Net Income (Loss) per share - Basic and Diluted	$(0.32)	$0.09

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,263,508	7,271,732
Cash dividends declared per share	$0.05	$0.06

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Stockholders’ Equity
November 30, 2009 and 2008

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2007	8,466,953	$13,508,257	$932,038	(1,203,445)	$(222,781)	$(8,681,467)	$5,536,047

Stock Compensation Expense			25,226				25,226

Dividends Declared						(435,811)	(435,811)

Net Income						623,378	623,378

November 30, 2008	8,466,953	13,508,257	957,264	(1,203,445)	(222,781)	(8,493,900)	5,748,840

Stock Compensation Expense			10,177				10,177

Dividends Declared						(363,175)	(363,175)

Net Loss						(2,317,943)	(2,317,943)

November 30, 2009	8,466,953	$13,508,257	$967,441	(1,203,445)	$(222,781)	$(11,175,018)	$3,077,899

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Cash Flow
November 30, 2009 and 2008

	2009	2008
Operating activities
Net (loss) income	$(2,317,943)	$623,378
Depreciation and amortization	31,231	38,960
Impairment -other intangibles	2,399,057	-
Deferred tax expense	252,000
Provision for uncollectible accounts, net of recoveries	36,021	2,072
Share-based compensation	10,177	25,226
Changes in:
Trade accounts receivable and notes receivable	(35,214)	4,055
Restricted cash	82,246	(22,024)
Marketing fund contributions receivable	(964)	23,511
Inventories	13,385	(7,385)
Prepaid expenses and other	39,972	(16,377)
Accounts payable	(12,378)	8,883
Accrued liabilities	(45,252)	(57,201)
Unexpended marketing fund contributions	(81,282)	877
Deferred revenue	(92,413)	(119,647)
Net Cash Provided by Operating Activities	278,643	504,328

Investing activities
Purchase of equipment	(1,150)	(991)
Proceeds from sale of equipment	-	200
Capitalization of trademark renewals	(24,754)	(56,392)
Net Cash Used In Investing Activities	(25,904)	(57,183)

Financing activities
Repayment of borrowings	(24,146)	(23,051)
Payment of dividends	(363,175)	(727,278)
Net Cash Used In Financing Activities	(387,321)	(750,329)

Net Decrease in Cash	(134,582)	(303,184)

Cash, Beginning of Period	1,207,108	1,510,292
Cash, End of Period	$1,072,526	$1,207,108

Supplemental disclosure of cash flow information:
Interest paid	$10,855	$11,949
Income taxes paid	$9,797	$-

See accompanying notes

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 1 - Nature of Operations

BAB, Inc. the (“Company”) was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates, franchises and licenses bagel, muffin and coffee retail units under the Big Apple Bagels (“BAB”) and My Favorite Muffin (“MFM”) trade names.  The Company additionally derives income from the sale of its trademark bagels, muffin mix, cream cheese and coffee through nontraditional channels of distribution, including under license agreements and through direct home delivery of specialty muffin baskets and coffee.

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

Revenue Recognition

Royalty fees from franchised stores represent a fee of 5% on net retail and wholesale sales of franchised units.  Royalty revenues are recognized on an accrual basis using actual franchise receipts.  Generally, franchisees report and remit royalties on a weekly basis.  The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the month-end.  Estimates are utilized in certain instances where actual numbers have not been received and such estimates are based on the last 10 weeks’ average.

The Company recognizes franchise fee revenue upon the opening of a franchise store.  Direct costs associated with franchise sales are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company earns a licensing fee from the sale of par-baked bagels, from the sale of coffee and from the sale of BAB and MFM branded product to the franchised and licensed units noted in the table below.  The licensing fees received are derived from these proprietary or recommended products sold primarily to the franchise network.  The Company records revenues on an accrual basis based on actual and estimated sales to the franchise units.

Stores which have been opened, and unopened stores for which a Franchise Agreement has been executed at November 30, 2009 and 2008 are as follows:

	2009	2008
Stores opened
Company-owned	1	1
Franchisee-owned	105	114
Licensed	2	3
	108	118
Unopened stores
Franchise Agreement	2	5
	110	123

License fees and other income primarily consist of license fees, Sign Shop revenues, and defaulted and terminated franchise contract revenues.  Revenue is recorded on an accrual basis.  Actual amounts are used to record the majority of license fees although at times it is necessary to use estimates. Revenues recorded for Sign Shop and defaulted and terminated franchise contract revenue are actual amounts.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations are confined to two reportable segments operating in the United States; Company-owned stores and franchise operations.

Marketing Fund

The Company established a Marketing Fund during 1994.  Domestic franchise-operated units and the Company-owned store are required to contribute a fixed percentage based on net retail sales to the Marketing Fund.  Liabilities for unexpended funds received from franchisees are included as a separate line item in accrued expenses and Marketing Fund cash accounts are included in restricted funds in the accompanying Balance Sheet.  The Marketing Fund also derives revenues from rebates paid by certain vendors on the sale of BAB licensed products to franchisees.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash

As of November 30, 2009 and 2008, the Marketing Fund cash balances, which are restricted, were $158,747 and $240,993, respectively.  Also included in restricted cash at both November 30, 2009 and 2008 is $53,001 for a certificate of deposit that serves as collateral for a Letter of Credit that is required for the Company’s office lease.

Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for interest bearing accounts.  Non-interest bearing business checking accounts are insured to an unlimited amount through June 30, 2010.  If the Federal Reserve Bank does not extend the unlimited insured amount past June 30, 2010 the deposits may from time to time exceed federally insured limits.

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

Goodwill and Other Intangible Assets

The Company’s intangible assets consist of trademarks and goodwill. Accounting Standard Codification (“ASC”) 350 (formerly SFAS No. 142) “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company no longer amortizes goodwill and other intangible assets, but instead on an annual basis the Company’s intangible assets are tested for impairment.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2009 and it was found that the carrying value of goodwill and intangible assets were impaired.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets (Cont’d)

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.

Goodwill and intangible assets were tested at the end of the first quarter, February 28, 2009 and it was found that the carrying value of goodwill and intangible assets were impaired based on a discounted cash flow model using management’s business plan projected for expected cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets exceeded their carrying value by $2,399,057.

A charge of $2,399,057 was recorded for the year ended November 30, 2009 after the impairment testing was completed during the first quarter 2009.  Management does not believe that any further impairment exists at November 30, 2009.  There was no impairment charge recorded in 2008.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2007	$3,542,772	$763,667	$36,204	$4,342,643
Additions	-	-	56,392	56,392
Amortization expense			(6,272)	(6,272)
Net Balance as of November 30, 2008	3,542,772	763,667	86,324	4,392,763
Additions		21,349	3,405	24,754
Impairment charges	(2,049,001)	(350,056)	-	(2,399,057)
Amortization expense			(9,935)	(9,935)
Net Balance as of November 30, 2009	$1,493,771	$434,960	$79,794	$2,008,525

Definitive lived intangible assets are being amortized over their useful lives.  The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Fiscal Period	Definite Lived Intangibles

2010	$10,639
2011	10,639
2012	10,639
2013	10,639
2014	10,639
thereafter	26,599
Total	$79,794

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense was $73,549 and $139,127 in 2009 and 2008, respectively.  Included in advertising expense was $36,535 and $96,760 in 2009 and 2008, respectively, related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of November 30, 2009 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2009 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  This review included the Company’s net deferred income tax asset of $248,000, which management believes will be realized over future profitable years.  (See Note 3.)

Earnings Per Share

The Company computes earnings per share (“EPS”) under ACS 260 “Earnings per Share.”  Basic net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share.  Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

	2009	2008
Numerator:
Net income (loss) available to common shareholders	$(2,317,943)	$623,378

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings (Loss) per Share - Basic	$(0.32)	$0.09

Effect of dilutive common stock	-	8,224
Weighted average outstanding shares
Diluted	7,263,508	7,271,732
Earnings (Loss) per share - Diluted	$(0.32)	$0.09

At November 30, 2009 and 2008, there are 368,373 and 309,500, respectively of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the loss in 2009 and the market price of the common stock was higher than the option prices for 2008.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  The Company recorded compensation expense arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan of $10,177 and $25,226 for the years ended November 30, 2009 and 2008, respectively.

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

Recent Accounting Pronouncements

In April 2008, the FASB issued new standards which provided guidance on how to determine the useful life of intangible assets by amending the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. These standards are effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and will be adopted beginning in the first quarter of fiscal 2010.  The adoption of this guidance is not expected to have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In April 2009, the FASB issued additional guidance under the “Financial Instruments Topic” of the ASC.   This topic requires disclosure of the carrying amount and the fair value of all financial instruments for interim and annual financial statements of SEC-reporting entities (even if the financial instrument is not recognized in the balance sheet), including the methods and significant assumptions used to estimate the fair values and any changes in such methods and assumptions.  This topic also requires disclosures in summarized financial information in interim financial statements.  The Company adopted this additional guidance as of November 30, 2009.  The adoption of this additional guidance did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In May 2009, the FASB issued new standards for subsequent events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new standards are effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the new standards during fiscal 2009 and, as the pronouncement only requires additional disclosures, the adoption did not have an impact on the Company’s consolidated financial position, cash flows or results of operations.  The Company has evaluated subsequent events through February 23, 2010, the date that these consolidated financial statements were issued.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 2 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements (Continued)

In June 2009, the FASB issued the FASB Accounting Standards Codification   (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for the Company beginning in the fourth quarter of fiscal 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in the Company’s disclosures, including these Notes to the Financial Statements. The Codification does not affect the Company’s consolidated financial position, cash flows or results of operations.

Note 3 – Income Taxes

The effective tax rate used to compute income tax expense (benefit) and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 4.8%, net of the federal tax effect.

The components of the Company’s current provision (benefit) for income taxes are as follows:

	2009	2008
Current
Federal	$-	$-
State	-	-
Deferred	252,000	-
Total	$252,000	$-

A reconciliation of the expected income tax expense (benefit) to the recorded income tax expense (benefit) is as follows:

	2009	2008

Federal income tax (benefit) provision computed at federal statutory rate	$(702,421)	$211,949
State income taxes net of federal tax provision	(99,537)	30,034
Other adjustments	17,869	1,589
Change in valuation allowance	1,036,089	(243,572)
Income Tax Provision (Benefit)	$252,000	$-

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 3 – Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2009	2008
Deferred revenue	$27,011	$62,884
Deferred rent revenue	9,279	15,215
Marketing Fund net contributions	61,623	93,549
Allowance for doubtful accounts	3,382	535
Allowance for doubtful accounts-notes receivable	-	956
Accrued expenses	17,967	20,706
Net operating loss carryforwards	2,410,188	2,348,092
Valuation allowance	(2,024,819)	(988,730)
Total Deferred Income Tax Assets	$504,631	$1,553,207

Depreciation and amortization	$(255,178)	$(1,044,931)
Franchise Costs	(1,453)	(8,276)
Total Deferred Income Tax Liabilities	$(256,631)	$(1,053,207)

Total Net Deferred Tax Assets/Liabilities	$248,000	$500,000

As of November 30, 2009, the Company has net operating loss carryforwards expiring between 2012 and 2029 for U.S. federal income tax purposes of approximately $6,209,000.  The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.  A valuation allowance has been established for $2,024,819 and $988,730 as of November 30, 2009 and 2008, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.  The increase in the valuation allowance of $1,036,089 in 2009 is a result of the net operating loss carryforward added in 2009, a reduction of certain other deferred tax assets and a decrease in deferred tax liabilities relating primarily to reduction of book value for goodwill and intangibles related to the impairment.

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531.  The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder.  The balance of this note payable was $204,370 and $228,516 as of November 30, 2009 and 2008, respectively.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 4 - Long-Term Debt (Continued)

As of November 30, 2009, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2010	$25,292
2011	26,494
2012	27,752
2013	29,070
2014	30,451
Thereafter	65,311

Total	$204,370

Note 5 - Stockholders’ Equity

On December 4, 2008, a $.02 per share quarterly dividend was declared and was paid January 2, 2009 to stockholders of record as of December 18, 2008.  On March 9, May 22, and September 7, 2009, a $.01 per share dividend was declared, and was paid on April 13, July 8, and October 5, 2009, respectively.  On December 7, 2009, a $.01 per share quarterly cash dividend was declared and paid January 4, 2010 to shareholders of record as of December 21, 2009.  On March 5, June 13, and September 10, 2008, a $.02 per share dividend was declared, and was paid on April 10, July 8, and October 6, 2008, respectively.

Note 6 - Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”).  The Plan reserves 1,400,000 shares of common stock for grant, all of which have been granted as of November 30, 2009.  The Plan will terminate on May 25, 2011.  The Plan permits granting of awards to employees and non-employee Directors and agents of the Company in the form of stock appreciation rights, stock awards and stock options.  The Plan is currently administered by a Committee of the Board of Directors appointed by the Board.  The Plan gives broad powers to the Board and Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights, and to prescribe the particular form and conditions of each option or right granted.

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over five years.  The options granted are exercisable within a 10 year period from the date of grant.  All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through November 28, 2016.  The range of exercise prices of options outstanding at November 30, 2009 are $0.46 to $1.38.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 6 - Stock Options and (Continued)

During fiscal 2009 and 2008 there were no options granted or exercised.  Activity under the Plan during the two years ended November 30 is as follows:

	2009		2008
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	369,373	$1.156	392,373	$1.156
Forfeited	(1,000)	$1.15	(23,000)	$1.129
Outstanding at end of year	368,373	$1.156	369,373	$1.156

Options Outstanding				Options Exercisable
Range of exercise price	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price

$0.46	7,973	4.0	$0.460	7,973	$0.460
$0.60	10,000	4.6	$0.600	10,000	$0.600
$0.88 - $0.97	61,900	5.2	$0.938	61,900	$0.938
$0.86	20,000	6.5	$0.860	20,000	$0.860
$1.15 - $1.27	68,500	6.0	$1.22	68,500	$1.220
$0.97	20,000	7.0	$0.970	20,000	$0.970
$1.25 - $1.38	180,000	7.0	$1.322	--	--
	368,373		$1.156	188,373	$0.998
The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $.50 as of the last business day of the period ended November 30, 2009.  There were no options exercised in 2009 or 2008.

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/09	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/09	Exercise Price	Intrinsic Value
368,373	6.30	$1.16	$-	188,373	$1.00	$-

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan of $10,177 and $25,226 for the years ended November 30, 2009 and 2008, respectively.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 7 - Commitments

The Company rents its Corporate Office, Company-owned store and property occupied by two tenants located in Lincoln, NE under leases which require it to pay real estate taxes, insurance and general repairs and maintenance.  Rent expense for the years ended November 30, 2009 and 2008 was $165,334 and $123,898, net of sublease income of $107,203 and $130,420, respectively.  The Lincoln NE facility that is sub-leased, expires at the end of December 2009 and will not be renewed.  Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2009, future minimum annual rental commitments under leases, net of sublease income of $5,825 in 2010 are as follows:

Year Ending November 30:
2010	$155,597
2011	72,859
2012	3,849

Total	$232,305

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions.  Company contributions are discretionary.  The Company did not make a contribution in 2009 or 2008.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2009 and 2008

Note 9 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems, so as to reflect a truer segment income stream and asset relationship, as the business is focused on the franchise division.

The following tables present segment information for the years ended November 30, 2009 and 2008:

	Net Revenues		Operating Income (Loss)
	2009	2008	2009	2008
Company Store Operations	$747,526	$822,224	$(198,093)	$(148,007)
Franchise Operations and Licensing Fees	2,425,379	2,955,586	(993,097)	1,719,059
	$3,172,905	$3,777,810	$(1,191,190)	$1,571,052
Corporate Expenses			(878,828)	(966,427)
Interest Income, Net of Interest Expense			4,075	18,753
Net Income (Loss) before provision for taxes			(2,065,943)	623,378
Deferred tax expense			252,000	-
Net Income (Loss)			$(2,317,943)	$623,378

Operating Segment Data

	Identifiable Assets	Capital and Intangible Expenditures	Depreciation and Amortization	Goodwill and Other Intangible Impairment
Year Ended November 30, 2009:
Company Store Operations	$57,424	$-	$4,246	$-
Franchise Operations (other than goodwill)	625,911	1,150	17,051
Definite Lived Intangible Assets	79,794	3,404	9,934
Goodwill and Other Intangible Assets	1,928,731	21,350		2,399,057
	$2,691,860	$25,904	$31,231	$2,399,057

Year Ended November 30, 2008:
Company Store Operations	$74,336	$1,091	$6,522	$-
Franchise Operations (other than goodwill)	642,373		26,166
Definite Lived Intangible Assets	86,324	56,392	6,272
Goodwill and Other Intangible Assets	4,306,439
	$5,109,472	$57,483	$38,960	$-

Reconciliation to Total Assets as Reported		2009	2008

Assets-Total reportable segments - Identifiable assets		$2,691,860	$5,109,472

Unallocated Amounts
Cash		1,284,274	1,501,102
Prepaid expenses and other current assets		105,981	145,953
Total Consolidated Assets		$4,082,115	$6,756,527

There were no sales to any individual customer during either year in the two-year period ended November 30, 2009 that represented 10% or more of net sales.

Index

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2009 and 2008, and through the date of this Current Report, there were: (1) no disagreements between the Company and Frank L. Sassetti & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures.

ITEM 9A. DISCLOSURE CONTROLS AND PROCEDURES

BAB, Inc.’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Item 307 of Regulation S-K of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures were effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

ITEM 9A(t). CONTROL AND PROCEDURES

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2009.

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

ITEM 9B. OTHER INFORMATION

None.

Index

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2009.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act.  In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2009 and 2008 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2009	249,831	-	-			-	26,027	275,858
President and CEO	2008	249,831	57,187	-			-	29,239	336,257

Michael K. Murtaugh	2009	187,380	-	-			-	24,189	211,569
Vice President and General Counsel	2008	187,380	42,891	-			-	23,383	253,654

Jeffrey M Gorden	2009	133,686	5,350	-			-	10,863	149,899
Chief Financial Officer	2008	133,686	8,800	-			-	10,214	152,700

Index

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2009:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	20,000		-	.97	2015
President and CEO	20,000		-	1.27	2016
		50,000	-	1.38	2016

Michael K. Murtaugh	20,000		-	.97	2015
Vice President and General	20,000		-	1.27	2016
Counsel		50,000	-	1.38	2016

Jeffrey M Gorden	1,833		-	.51	2014
Chief Financial Officer	6,000		-	.88	2015
	5,000		-	1.15	2015
		25,000	-	1.25	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

Jeffrey M Gorden	-	-	-	-
Chief Financial Officer	-	-	-	-

Index

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2009:

DIRECTOR COMPENSATION
Compensation for fiscal year ended November 30, 2009

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	2,500	-	-	-	-	-	2,500

James Lentz	2,500	-	-	-	-	-	2,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 12, 2010 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 12, 2010 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Index

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,839,946 (1)(2)(3)(5)	38.34

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	2,613,533 (1)(2)(4)(6)	35.29

Holdings Investment, LLC 220 DeWindt Road Winnetka, IL 60093	2,096,195 (1)	28.30

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	92,500 (7)	1.25

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000 (8)	.54

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932 (9)	.48

All executive officers and directors as a group (5 persons)	3,524,716 (1)(2)(3)(4)(5)(6)(7)(8) (9)	48.53

(1) Includes all shares held of record by Holdings Investments, LLC. Messrs. Evans and Murtaugh are members and managers of the LLC and together control all voting power of the stock owned by the LLC.
(2) Includes 40,000 stock options fully exercisable as of 2/12/10.
(3) Includes 3,500 shares inherited by spouse.
(4) Includes 22,222 shares held by children.
(5) Includes 62,222 shares held by children.
(6) Includes 5,004 shares held in an IRA.
(7) Includes 12,833 stock options fully exercisable as of 2/12/10.
(8) Includes 30,000 stock options fully exercisable as of 2/12/10.
(9) Includes 20,000 stock options fully exercisable as of 2/12/10.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Index

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Frank L. Sassetti & Company, certified public accountants, for 2009 audit and tax services.

The audit reports of Frank L. Sassetti & Company on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Frank L. Sassetti & Company in fiscal 2009 amounted to $62,300.  Fees for audit services provided by Frank L. Sassetti & Company for fiscal 2008 amounted to $60,600.

Tax compliance services were provided by Frank L. Sassetti & Company for 2009 and 2008 with fees billed in the amount of $12,200 and $11,000, respectively.

During the years ended November 30, 2009 and 2008, Frank L. Sassetti & Company did not perform any other services for the Company.

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

Index

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Documents filed as part of this report:

(1)	Financial Statements

Consolidated Balance Sheets as at November 30, 2009 and 2008 and the Consolidated Statements of Income (Loss), Shareholders’ Equity and Cash Flows for the years ended November 30, 2009 and 2008 are reported on by Frank L. Sassetti and Company  These statements are prepared in accordance with United States GAAP.

(2)	Financial Statement Schedules - none

(b) INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)
Dated: February 23, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 23, 2010
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 23, 2010
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Index

Dated: February 23, 2010
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 23, 2010
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 23, 2010
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