Form 10-Q
period 2010-02-28
BAB, INC.
filed 2010-04-09
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐     (Do not check if a smaller reporting company)     Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company.   Yes ☐      No ☒

As of March 28, 2010, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I
ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	February 28,	November 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$1,116,636	$1,072,526
Restricted cash	130,604	211,748
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $9,869 in 2010 and $8,712 in 2009 )	106,329	103,346
Marketing fund contributions receivable from franchisees and stores	15,567	14,209
Inventories	34,165	37,946
Prepaid expenses and other current assets	89,464	105,981
Total Current Assets	1,492,765	1,545,756

Property, plant and equipment (net of accumulated depreciation of $578,843 in 2010 and $575,407 in 2009)	24,399	27,834
Trademarks	434,960	434,960
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $116,160 in 2010 and $113,494 in 2009)	77,638	79,794
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,278,768	2,284,359
Total Assets	$3,771,533	$3,830,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$25,292	$25,292
Accounts payable	20,898	36,975
Accrued expenses and other current liabilities	315,742	268,077
Unexpended marketing fund contributions	145,351	173,211
Deferred franchise fee revenue	25,000	30,000
Deferred licensing revenue	31,667	39,583
Total Current Liabilities	563,950	573,138

Long-term debt (net of current portion)	179,078	179,078
Total Liabilities	743,028	752,216

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2010 and November 30, 2009	13,508,257	13,508,257
Additional paid-in capital	969,928	967,441
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,226,899)	(11,175,018)
Total Stockholders' Equity	3,028,505	3,077,899
Total Liabilities and Stockholders' Equity	$3,771,533	$3,830,115

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended February 28, 2010 and 2009
(Unaudited)

	2010	2009
REVENUES
Royalty fees from franchised stores	$407,615	$442,635
Net sales by Company-owned stores	104,730	108,429
Franchise fees	25,000	45,000
Licensing fees and other income	110,236	181,807
Total Revenues	647,581	777,871

OPERATING EXPENSES
Store food, beverage and paper costs	29,742	33,379
Store payroll and other operating expenses	83,812	114,965
Selling, general and administrative expenses:
Payroll and payroll-related expenses	292,408	364,241
Occupancy	35,939	34,501
Advertising and promotion	16,350	15,969
Professional service fees	71,443	57,780
Depreciation and amortization	6,101	9,272
Impairment of goodwill and other intangibles	-	2,399,057
Other	90,184	143,992
Total Operating Expenses	625,979	3,173,156
Income/(Loss) from operations	21,602	(2,395,285)
Interest income	1,579	3,302
Interest expense	(2,427)	(2,714)
Income/(Loss) before provision for income taxes	20,754	(2,394,697)
Provision (benefit) for income taxes
Current tax (benefit)	-	-
Deferred tax (benefit)	-	-
	-	-
Net Income/(Loss)	$20,754	$(2,394,697)

Net Income/(Loss) per share - Basic and Diluted	$0.003	$(0.330)

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508
Cash dividends declared per share	$0.01	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended February 28, 2010 and 2009
(Unaudited)

	2010	2009
Operating activities
Net income/(loss)	$20,754	$(2,394,697)
Depreciation and amortization	6,101	9,272
Goodwill and intangible impairment	-	2,399,057
Provision for uncollectible accounts, net of recoveries	(3,537)	1,291
Share-based compensation	2,487	2,716
Changes in:
Trade accounts receivable and notes receivable	554	(9,906)
Restricted cash	81,144	43,928
Marketing fund contributions receivable	(1,358)	1,440
Inventories	3,781	8,299
Prepaid expenses and other	16,517	19,153
Accounts payable	(16,077)	(12,575)
Accrued liabilities	47,665	1,726
Unexpended marketing fund contributions	(27,860)	(45,367)
Deferred revenue	(12,916)	(35,499)
Net Cash Provided by/(Used in) Operating Activities	117,255	(11,162)

Investing activities
Purchase of equipment	-	-
Capitalization of trademark renewals	(510)	(4,523)
Net Cash Used In Investing Activities	(510)	(4,523)

Financing activities
Payment of dividends	(72,635)	(145,270)
Net Cash Used In Financing Activities	(72,635)	(145,270)

Net Decrease in Cash	44,110	(160,955)

Cash, Beginning of Period	1,072,526	1,207,108
Cash, End of Period	$1,116,636	$1,046,153

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended February 28, 2010 and 2009
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB") and My Favorite Muffin ("MFM") trade names. At February 28, 2010, the Company had 106 units in operation in 25 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations: nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2009 which was filed February 23, 2010.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which are open or under development at February 28, 2010 are as follows:

Stores open:

Company-owned	1
Franchisees	102
Licensed	3
Under development	1
Total	107

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings/ (loss) per share:

	3 months ended February 28,
	2010	2009
Numerator:
Net (loss)/income available to common shareholders	$20,754	$(2,394,697)

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508

(Loss)/earnings per Share - Basic and Diluted	$0.003	$(0.330)

368,373 and 369,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended February 28, 2010 and 2009, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $204,370 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of February 28, 2010, 1,400,000 stock options were granted to directors, officers and employees.  As of February 28, 2010, there were 1,031,627 stock options exercised or forfeited under the Plan.

	3 Months Ended
	February 28, 2010	February 28, 2009
	Options	Options
Options Outstanding at beginning of period	368,373	369,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	369,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $2,000 for the three months ended February 28, 2010 and $3,000 for the three months ended February 28, 2009.

As of February 28, 2010, there was approximately $17,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 1.75 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2010:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 2/28/2010	Remaining Life	Exercise Price	Intrinsic Value	at 2/28/2010	Exercise Price	Intrinsic Value
368,373	6.05	$1.16	$-	188,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.40 as of the last business day of the period ended February 28, 2010.  No options were exercised during the quarter ended February 28, 2010.

 6. Goodwill and Other Intangible Assets

In accordance with ASC 350, goodwill and indefinite-lived intangible assets are tested for impairment upon adoption of the standard and annually thereafter.  ASC 350 requires that goodwill be tested for impairment using a two-step process.  The first step is to identify a potential impairment and the second step measures the amount of the impairment loss, if any.   Goodwill is deemed to be impaired if the carrying amount of a reporting unit's net assets exceeds its estimated fair value.  ASC 350 requires that indefinite-lived intangible assets be tested for impairment using a one-step process, which consists of a comparison of the fair value to the carrying value of the intangible asset.  Intangible assets are deemed to be impaired if the net book value exceeds the estimated fair value.

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2010 and it was found that the carrying value of the goodwill and intangible assets was not impaired.

An impairment test was performed at February 28, 2010 based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets did not exceed their carrying value.

7. Segment Information

The following table presents segment information for the three months ended February 28, 2010 and 2009:

	Net Revenues		Operating Income (Loss)
	3 Months Ended February 28		3 Months Ended February 28
	2010	2009	2010	2009
Company Store Operations	128,150	$193,852	$(49,661)	$(51,938)
Franchise Operations and Licensing Fees	519,431	584,019	292,696	285,096
	$647,581	$777,871	$243,035	$233,158
Corporate Expenses, including impairment			(221,433)	(2,628,443)
Interest Income, Net of Interest Expense			(848)	588
Net (Loss)/Income			$20,754	$(2,394,697)

Total segment assets were substantially unchanged for the three months ended February 28, 2010 as compared to November 30, 2009.

8.  Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables”). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, license fees and research and development reimbursements, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple-deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We will evaluate the impact of this standard for any multiple-deliverable arrangements that are entered into in the future.

In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 became effective for us during the quarter ended February 28, 201. ASU 2009-05 provides guidance regarding valuation for liabilities which trade as an asset in an active market. The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

In May 2009, the FASB issued an accounting standard codified in ASC 855, Subsequent Events (formerly SFAS 165). This standard provides guidance on management’s assessment of subsequent events and includes existing guidance that was previously included in United States generally accepted auditing standards. In addition, the statement clarifies that management is responsible for evaluating events and transactions occurring after the balance sheet date and through the financial statement issuance date that should be disclosed as subsequent events. The evaluation and assessment must be performed for interim and annual reporting periods. ASC 855 was effective for the Company for the quarter ended August 31, 2009. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates ASC 855, Subsequent Events and removes the requirement to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 became effective immediately.  The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

Other new pronouncements issued but not yet effective until after February 28, 2010 are not expected to have a significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Subsequent Event

On March 9, 2010, the Company declared a $0.01 cash distribution per share of Company’s common stock.  The distribution will be payable on April 14, 2010 to shareholders of record as of March 26, 2010.

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

General

The Company has 1 Company-owned store, 102 franchised and 3 licensed units at February 28, 2010.  Units in operation at February 28, 2009 included 1 Company-owned store, 111 franchised and 3 licensed units.  System-wide revenues for the three months ended February 28, 2010 were $8.4 million as compared to February 28, 2009 which were $9.2 million.

The Company's revenues are derived primarily from ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store, receipt of franchise fees and from receipt of licensing fees.

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

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sale are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

In addition, the Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

As of February 28, 2010, the Company employed 23 persons, consisting of  8 working in the Company-owned store, of which 7 are part-time employees.  The remaining 15 employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2010 versus Three Months Ended February 28, 2009

For the three months ended February 28, 2010, the Company reported net income of $21,000 versus a net loss of $2,395,000, which included a $2,399,000 noncash intangible impairment for the same period in 2009.  Total revenue of $648,000 decreased $130,000, or 16.7%, for the three months ended February 28, 2010, as compared to total revenue of $778,000 for the three months ended February 28, 2009.

Royalty fee revenue of $408,000, for the quarter ended February 28, 2010, decreased $35,000, or 7.9%, from the $443,000 for quarter ended February 28, 2009.  The Company had 102 franchise locations at February 28, 2010 as compared to 111 locations at February 28, 2009.  The current general economic downturn has negatively impacted our franchise network resulting in reduced royalty revenue.

Franchise fee revenue of $25,000, for the quarter ended February 28, 2010, decreased $20,000, or 44.4%, from $45,000 for the quarter ended February 28, 2010.  One store opened in the first quarter of 2010 compared to two store openings in the same period in 2009.

Licensing fee and other income of $110,000, for the quarter ended February 28, 2010, decreased $72,000, or 39.6%, from $182,000 for the quarter ended February 28, 2009.  Rent revenue decreased $39,000 primarily due to the subleases expiring December 31, 2009.  As of December 31, 2009 BAB no longer holds the master lease in Nebraska.  Sign Shop sales decreased $23,000 and license fee revenue decreased $14,000 as compared to same period 2009.  The general economic downturn is responsible for the decreased franchise network which in turn is responsible for decreased Sign Shop and license fee revenue in 2010 compared to 2009.

Company-owned store sales of $105,000, for the quarter ended February 28, 2010, decreased $3,000, or 2.8%, from $108,000 for the quarter ended February 28, 2009.

Total operating expenses of $626,000 decreased $148,000, or 19.1%, for the quarter ended February 28, 2010, from $774,000, excluding impairment of $2,399,000, in 2009.  The $148,000 decrease in total operating expenses was primarily due to payroll expenses decreasing $72,000, due to less employees and a $30,000 bonus in the quarter ended February 28, 2009 versus none in 2010.  Sign Shop expenses, included in Other SG&A, decreased $20,000 in 2010 compared to 2009, rent expense for the Nebraska lease that ended December 31, 2009 decreased $23,000, corporate store expenses decreased $11,000 and franchise development expenses decreased $14,000 in 2010 compared to 2009.

Interest income of $2,000 decreased $1,000 for the quarter ended February 28, 2010, from $3,000 for the same period in 2009, due to lower cash balances and interest rates in 2010.

Interest expense for the first quarter 2010 was $2,000, decreasing $1,000 from $3,000 in 2009.

Net income per share, as reported for basic and diluted outstanding shares for three months ended February 28, 2010 was $0.003 compared to net loss per share of  $0.330 for February 28, 2009.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $117,000 for the three months ended February 28, 2010, versus cash used in operating activities of $11,000 for the same period in 2009. Cash provided by operating activities principally represents net income of $21,000, plus depreciation and amortization of $6,000, share-based compensation of $2,000 less the provision for uncollectible accounts of $4,000, plus changes in trade accounts and notes receivable of $1,000, restricted cash of $81,000, inventories of $4,000, prepaid expenses and other assets of $17,000 and accrued liabilities of $48,000, less changes in Marketing Fund contributions receivable of $1,000, accounts payable of $16,000, unexpended Marketing Fund contributions of $28,000 and deferred revenue of $13,000.  Operating activities in 2009 used $11,000, represented by net loss of $2,395,000, plus depreciation and amortization of $9,000, goodwill and intangible impairment of $2,399,000, share-based compensation of $3,000 and provision for uncollectible accounts of $1,000, plus changes in restricted cash of $44,000, Marketing Fund contributions receivable of $1,000, inventories of $8,000, prepaid expenses and other assets of $19,000 and accrued liabilities of $2,000, less changes in accounts and notes receivable of $10,000, accounts payable of $13,000, unexpended Marketing Fund contributions of $45,000 and deferred revenue of $35,000.

Cash used in investing activities during the three months ended February 28, 2010 totaled $1,000 for trademark renewal expenditures.  Cash used during 2009 totaled $5,000 for trademark renewal expenditures.

Financing activities used $73,000 and $145,000 during the three months ended February 28, 2010 and 2009, respectively for the payment of cash dividends.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividends will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors.  Due to the general economic downturn and its impact on the Company, there can be no assurance that the Company will generate sufficient earnings to pay out cash distributions/dividends.  The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis.

The Company believes that for tax purposes the cash distribution declared in 2010 may be treated as a return of capital to shareholders depending on each shareholder’s basis or it may be treated as a dividend or a combination of the two.  Determination of whether it is a cash distribution, cash dividend or combination of the two will not be determined until after December 31, 2010, as the classification or combination is dependent upon the Company’s earnings and profit for tax purposes for its fiscal year ending November 30, 2010.

The Company believes execution of this policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no financial covenants on any of its outstanding debt.

Recent Accounting Pronouncements

In September 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13 Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements (formerly EITF Issue No. 08-1 “Revenue Arrangements with Multiple Deliverables”). This standard modifies the revenue recognition guidance for arrangements that involve the delivery of multiple elements, such as product, license fees and research and development reimbursements, to a customer at different times as part of a single revenue generating transaction. This standard provides principles and application guidance to determine whether multiple-deliverables exist, how the individual deliverables should be separated and how to allocate the revenue in the arrangement among those separate deliverables. The standard also significantly expands the disclosure requirements for multiple-deliverable revenue arrangements. We will evaluate the impact of this standard for any multiple-deliverable arrangements that are entered into in the future.

In August 2009, the FASB issued ASU 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820, Fair Value Measurements and Disclosures. ASU 2009-05 became effective for us during the quarter ended February 28, 2010. ASU 2009-05 provides guidance regarding valuation for liabilities which trade as an asset in an active market. The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

In May 2009, the FASB issued an accounting standard codified in ASC 855, Subsequent Events (formerly SFAS 165). This standard provides guidance on management’s assessment of subsequent events and includes existing guidance that was previously included in United States generally accepted auditing standards. In addition, the statement clarifies that management is responsible for evaluating events and transactions occurring after the balance sheet date and through the financial statement issuance date that should be disclosed as subsequent events. The evaluation and assessment must be performed for interim and annual reporting periods. ASC 855 was effective for the Company for the quarter ended August 31, 2009. In February 2010, the FASB issued ASU 2010-09, Subsequent Events (“ASU 2010-09”). ASU 2010-09 updates ASC 855, Subsequent Events and removes the requirement to disclose the date through which an entity has evaluated subsequent events. ASU 2010-09 became effective immediately.  The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

Other new pronouncements issued but not yet effective until after February 28, 2010 are not expected to have a significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2009, filed with the Securities and Exchange Commission on February 23, 2010.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4T.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2010 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the first fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

See index to exhibits

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 9, 2010	/s/ Jeffrey M. Gorden
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