Form 10-Q
period 2010-05-31
BAB, INC.
filed 2010-07-12
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: May 31, 2010
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company.   Yes ☐       No ☒

As of June 23, 2010, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	May 31,	November 30,
	2010	2009
	(Unaudited)
ASSETS
Current Assets
Cash	$1,136,417	$1,072,526
Restricted cash	213,320	211,748
Receivables
Trade accounts and notes receivable (net of allowance for
doubtful accounts of $9,607 in 2010 and $8,712 in 2009 )	120,640	103,346
Marketing fund contributions receivable from franchisees and stores	16,478	14,209
Inventories	32,797	37,946
Prepaid expenses and other current assets	74,287	105,981
Total Current Assets	1,593,939	1,545,756

Property, plant and equipment (net of accumulated depreciation of $583,116 in 2010 and $575,407 in 2009)	41,362	27,834
Trademarks	435,860	434,960
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $116,160 in 2010 and $113,494 in 2009)	74,961	79,794
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,293,954	2,284,359
Total Assets	$3,887,893	$3,830,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$25,292	$25,292
Accounts payable	50,859	36,975
Accrued expenses and other current liabilities	344,562	268,077
Unexpended marketing fund contributions	192,089	173,211
Deferred franchise fee revenue	76,000	30,000
Deferred licensing revenue	23,750	39,583
Total Current Liabilities	712,552	573,138

Long-term debt (net of current portion)	179,078	179,078
Total Liabilities	891,630	752,216

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2010 and November 30, 2009	13,508,257	13,508,257
Additional paid-in capital	972,415	967,441
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,261,628)	(11,175,018)
Total Stockholders' Equity	2,996,263	3,077,899
Total Liabilities and Stockholders' Equity	$3,887,893	$3,830,115

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended May 31, 2010 and 2009
(Unaudited)

	3 months ended May 31,		6 months ended May 31,
	2010	2009	2010	2009
REVENUES
Royalty fees from franchised stores	$449,936	$484,037	$857,551	$926,672
Net sales by Company-owned stores	116,138	118,103	220,868	226,532
Franchise fees	-	5,000	25,000	50,000
Licensing fees and other income	143,715	190,055	253,951	371,861
Total Revenues	709,789	797,195	1,357,370	1,575,065

OPERATING EXPENSES
Store food, beverage and paper costs	34,321	35,872	64,063	69,252
Store payroll and other operating expenses	68,194	109,958	152,006	224,923
Selling, general and administrative expenses:
Payroll and payroll-related expenses	301,616	312,503	594,024	676,743
Occupancy	36,725	38,860	72,664	73,361
Advertising and promotion	17,912	21,500	34,262	37,469
Professional service fees	33,308	31,105	104,751	88,885
Depreciation and amortization	6,951	9,556	13,052	18,828
Impairment of goodwill and other intangibles	-	-	-	2,399,057
Other	99,208	128,121	189,392	272,113
Total Operating Expenses	598,235	687,475	1,224,214	3,860,631
Income/(Loss) from operations	111,554	109,720	133,156	(2,285,566)
Interest income	1,414	4,446	2,993	7,748
Interest expense	(2,427)	(2,714)	(4,854)	(5,427)
Income/(Loss) before provision for income taxes	110,541	111,452	131,295	(2,283,245)
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income/(Loss)	$110,541	$111,452	$131,295	$(2,283,245)

Net Income/(Loss) per share - Basic and Diluted	0.02	0.02	0.02	(0.31)

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.02	$0.02	$0.03	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended May 31, 2010 and 2009
 (Unaudited)

	2010	2009
Operating activities
Net income/(loss)	$131,295	$(2,283,245)
Depreciation and amortization	13,052	18,828
Goodwill and intangible impairment	-	2,399,057
Provision for uncollectible accounts, net of recoveries	(11,604)	7,486
Share-based compensation	4,974	5,203
Changes in:
Trade accounts receivable and notes receivable	(5,690)	6,096
Restricted cash	(1,572)	56,378
Marketing fund contributions receivable	(2,269)	533
Inventories	5,149	9,565
Prepaid expenses and other	31,694	39,106
Accounts payable	13,884	(25,369)
Accrued liabilities	3,850	(36,605)
Unexpended marketing fund contributions	18,878	(56,911)
Deferred revenue	30,167	(70,998)
Net Cash Provided by Operating Activities	231,808	69,124

Investing activities
Purchase of equipment	(21,237)	-
Capitalization of trademark renewals	(1,410)	(12,374)
Net Cash Used In Investing Activities	(22,647)	(12,374)

Financing activities
Cash distributions/dividends	(145,270)	(217,905)
Net Cash Used In Financing Activities	(145,270)	(217,905)

Net Increase/Decrease in Cash	63,891	(161,155)

Cash, Beginning of Period	1,072,526	1,207,108
Cash, End of Period	$1,136,417	$1,045,953

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended May 31, 2010 and 2009
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB") and My Favorite Muffin ("MFM") trade names. At May 31 2010, the Company had 104 units in operation in 25 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Stores Open and Under Development

Stores which are open or under development at May 31, 2010 are as follows:

Stores open:

Company-owned	1
Franchisees	99
Licensed	4
Under development	3
Total	107

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings/ (loss) per share:

	3 months ended May 31,		6 months ended May 31,
	2010	2009	2010	2009
Numerator:
Net (loss)/income available to common shareholders	$110,541	$111,452	$131,295	$(2,283,245)

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508

Earnings/(Loss) per Share - Basic and Diluted	0.02	0.02	0.02	(0.31)

368,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six months ended May 31, 2010 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $204,370 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of May 31, 2010, 1,400,000 stock options were granted to directors, officers and employees.  As of May 31, 2010, there were 1,031,627 stock options exercised or forfeited under the Plan.

	6 Months Ended
	May 31, 2010	May 31, 2009
	Options	Options
Options Outstanding at beginning of period	368,373	369,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	369,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $5,000 for the six months ended May 31, 2010 and 2009.

As of May 31, 2010, there was approximately $15,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 1.5 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2010:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/2010	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/2010	Exercise Price	Intrinsic Value
368,373	5.80	$1.16	$-	188,373	$1.00	$ -

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.42 as of the last business day of the period ended May 31, 2010.  No options were exercised during the quarter ended May 31, 2010.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2010 and it was found that the carrying value of the goodwill and intangible assets was not impaired.  No events or circumstances occurred in the second quarter of 2010 to indicate that an impairment test was necessary.

An impairment test was performed at February 28, 2010 based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets did not exceed their carrying value.

7. Segment Information

The following table presents segment information for the six months ended May 31, 2010 and 2009:

	Net Revenues		Operating Income (Loss)
	6 Months Ended May 31		6 Months Ended May 31
	2010	2009	2010	2009
Company Store Operations	263,306	$374,115	$(73,321)	$(95,957)
Franchise Operations and Licensing Fees	1,094,064	1,200,950	649,047	657,951
	$1,357,370	$1,575,065	$575,726	$561,994
Corporate Expenses, including impairment			(442,570)	(2,847,560)
Interest Income, Net of Interest Expense			(1,861)	2,321
Net (Loss)/Income			$131,295	$(2,283,245)

Total segment assets were substantially unchanged for the six months ended May 31, 2010 as compared to November 30, 2009.

8.  Recent Accounting Pronouncements

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2010 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements as is within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this report, the Company's Annual Report on Form 10-K and other reports that the Company files with the Securities and Exchange Commission. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisees and Company-owned store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

The Company has 1 Company-owned store, 99 franchised and 4 licensed units at May 31, 2010.  Units in operation at May 31, 2009 included 1 Company-owned store, 107 franchised and 3 licensed units.  System-wide revenues for the six months ended May 31, 2010 were $17.7 million as compared to May 31, 2009 which were $19.2 million.

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

As of May 31, 2010, the Company employed 25 persons, consisting of 10 working in the Company-owned store, of which 9 are part-time employees.  The remaining 15 employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

Results of Operations

Three Months Ended May 31, 2010 versus Three Months Ended May 31, 2009

For the three months ended May 31, 2010 and 2009, the Company reported net income of $111,000.  Total revenue of $710,000 decreased $87,000, or 10.9%, for the three months ended May 31, 2010, as compared to total revenue of $797,000 for the three months ended May 31, 2009.

Royalty fee revenue of $450,000, for the quarter ended May 31, 2010, decreased $34,000, or 7.0%, from the $484,000 for quarter ended May 31, 2009.  The Company had 99 franchise locations at May 31, 2010 as compared to 107 locations at May 31, 2009.  The decrease in stores and the general economic downturn has negatively impacted our franchise network and resulting royalty revenue.

There was no franchise fee revenue for quarter ended May 31, 2010 versus franchise fee revenue of $5,000 due to a store transfer for the quarter ended May 31, 2009.

Licensing fee and other income of $144,000, for the quarter ended May 31, 2010, decreased $46,000, or 24.2%, from $190,000 for the quarter ended May 31, 2009.  Rent revenue decreased $41,000 due to the termination of the Lincoln, NE sublease on December 31, 2009, Sign Shop revenues decreased $2,000 and license fee revenue decreased $8,000, offset by an increase of $5,000 in default/early termination fee revenue in 2010 compared to 2009.

Company-owned store sales of $116,000, for the quarter ended May 31, 2010, decreased $2,000, or 1.7%, from $118,000 for the quarter ended May 31, 2009.

Total operating expenses of $598,000 decreased $89,000, or 13.0%, for the quarter ended May 31, 2010, from $687,000 in 2009.  The $89,000 decrease in total operating expenses was primarily due to a $38,000 decrease in rent expense for Lincoln, NE (the lease terminated December 31, 2009), a $14,000 decrease in bad debt expense due to recovery from one customer in 2010, a $10,000 decrease in payroll expense due to one less employee, a $6,000 decrease in Company-owned store expense, which includes cost of goods sold, a $10,000 decrease in travel expense, a $5,000 decrease in Sign Shop expense which is part of SG&A and a $4,000 decrease in advertising and promotional expense in 2010 compared to 2009.

Interest income of $1,000 decreased $3,000, or 75.0% for the quarter ended May 31, 2010, from $4,000 for the same period in 2009.  Lower interest rates and a change in investment instruments in 2010 resulted in the lower interest income.  As opposed to using an outside investment sweep account, funds are now held in the bank account and earnings on the balances are used to offset bank fees.  Bank fees were approximately $1,000 less for 2010 second quarter compared to same period prior year.

Interest expense of $2,000 decreased $1,000, or 33.3% for the quarter ended May 31, 2010, from $3,000 for the same period in 2009.

Net income per share, as reported for basic and diluted outstanding shares for three months ended May 31, 2010 and May 31, 2009 was $0.02 per share.

Six Months Ended May 31, 2010 versus Six Months Ended May 31, 2009

For the six months ended May 31, 2010, the Company reported a net income of $131,000 versus a net loss of $2,283,000 for the same period in 2009.  The prior year loss was due to an impairment charge for goodwill and other intangibles in the first quarter 2009 of $2,399,000.  Total revenue of $1,357,000 decreased $218,000, or 13.8%, for the six months ended May 31, 2010, as compared to total revenue of $1,575,000 for the six months ended May 31, 2009.

Royalty fee revenue of $857,000, for the six months ended May 31, 2010, decreased $70,000, or 7.6%, from the $927,000 for the six months ended May 31, 2009.  The Company had 99 franchise locations at May 31, 2010 as compared to 107 locations at May 31, 2009.  The decrease in stores and the general economic downturn have negatively impacted our franchise network and resulting royalty revenue.

Franchise fee revenue of $25,000, for the six months ended May 31, 2010, decreased $25,000, or 50.0%, from $50,000 for the six months ended May 31, 2009.  One store opened during the six months ended May 31, 2010, versus two stores opening and one transferring in the same period of 2009.

Licensing fee and other income of $254,000, for the six months ended May 31, 2010, decreased $118,000, or 31.7%, from $372,000 for the six months ended May 31, 2009.  Rent revenue decreased $80,000 due to the termination of the Lincoln, NE sublease on December 31, 2009, Sign Shop revenue decreased $25,000 and licensing fee revenue decreased $22,000 primarily due to less stores and the general economic downturn, offset by a $9,000 default/early termination fee revenue increase in 2010 compared to 2009.

Company-owned store sales of $221,000, for the six months ended May 31, 2010, decreased $5,000, or 2.2%, from $226,000 for the same period of 2009.

Total operating expenses of $1,224,000 decreased $238,000 or 16.3%, for the six months ended May 31, 2010 from $1,462,000 excluding the impairment charge of $2,399,000, in 2009.  The $238,000 decrease in total operating expenses was primarily due to an $83,000 decrease in payroll expense, due to decreased employee awards and one less employee, a $68,000 decrease in rent expense for Lincoln, NE, (the lease terminated December 31, 2009), an $18,000 decrease in travel expense due to more in-house pre-visit analysis in 2010, a $25,000 decrease in Sign Shop expense which is part of SG&A, a $19,000 decrease in bad debt expense primarily due to recovery of 2009 bad debt in 2010, a $11,000 decrease in Company-owned store expense, which includes cost of goods sold, and a $17,000 decrease in franchise development expense, offset by a $16,000 increase in legal and accounting expense primarily due to higher legal fees for franchise related contract issues in 2010 compared to 2009.

Interest income of $3,000 decreased $5,000, or 62.5% for the six months ended May 31, 2010, from $8,000 for the same period in 2009.  Lower interest rates and a change in investment instruments in 2010 resulted in the lower interest income.  As opposed to using an outside investment sweep account, funds are now held in the bank account and earnings on the balances are used to offset bank fees.  Bank fees were approximately $1,000 less for the six months ended May 31, 2010, versus the same period 2009.

Interest expense for the six months ended May 31, 2010 and 2009 was $5,000.

Net income per share, as reported for basic and diluted outstanding shares for six months ended May 31, 2010 was $0.02 compared to net loss per share of $0.31 for May 31, 2009.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $232,000 for the six months ended May 31, 2010, versus cash provided by operating activities of $69,000 for the same period in 2009. Cash provided by operating activities principally represents net income of $131,000, plus depreciation and amortization of $13,000, share-based compensation of $5,000 less the provision for uncollectible accounts of $12,000, plus inventories of $5,000, prepaid expenses and other assets of $32,000 accounts payable of $14,000, accrued liabilities of $4,000, unexpended Marketing Fund contributions of $19,000 and deferred revenue of $30,000, less changes in trade accounts and notes receivable of $6,000, restricted cash of $2,000 and Marketing Fund contributions receivable of $2,000.  Operating activities in 2009 provided cash of $69,000, represented by a net loss of $2,283,000, plus depreciation and amortization of $19,000, goodwill and intangible impairment of $2,399,000, share-based compensation of $5,000 and provision for uncollectible accounts of $7,000, plus changes in accounts and notes receivable of $6,000, restricted cash of $56,000, Marketing Fund contributions receivable of $1,000, inventories of $10,000 and prepaid expenses and other assets of $39,000, less changes in accounts payable of $25,000, accrued liabilities of $37,000, unexpended Marketing Fund contributions of $57,000 and deferred revenue of $71,000.

Cash used in investing activities during the six months ended May 31, 2010 totaled $23,000.  Equipment was purchased for $21,000 and trademark renewal expenditures were $2,000.  Cash used during 2009 totaled $12,000 for trademark renewal expenditures.

Financing activities used $145,000 for the six months ended May 31, 2010 for payment of cash distributions.  Financing activities for 2009 was $218,000 for the payment of cash dividends.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2010 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2009, filed with the Securities and Exchange Commission on February 23, 2010.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2010 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 12, 2010	/s/ Jeffrey M. Gorden
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