Form 10-Q
period 2010-08-31
BAB, INC.
filed 2010-10-12
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2010
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

Indicate by checkmark whether the registrant is a shell company.   Yes ☐      No ☒

As of October 08, 2010, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheets

	August 31, 2010	November 30, 2009
	(Unaudited)
ASSETS
Current Assets
Cash	$1,157,989	$1,072,526
Restricted cash	246,166	211,748
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $25,045 in 2010 and $8,712 in 2009 )	141,708	103,346
Marketing fund contributions receivable from franchisees and stores	19,496	14,209
Inventories	33,210	37,946
Prepaid expenses and other current assets	112,721	105,981
Total Current Assets	1,711,290	1,545,756

Property, plant and equipment (net of accumulated depreciation of $588,010 in 2010 and $575,407 in 2009)	37,200	27,834
Trademarks	436,260	434,960
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $116,160 in 2010 and $113,494 in 2009)	72,284	79,794
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,287,515	2,284,359
Total Assets	$3,998,805	$3,830,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$25,292	$25,292
Accounts payable	24,076	36,975
Accrued expenses and other current liabilities	294,706	268,077
Unexpended marketing fund contributions	227,955	173,211
Deferred franchise fee revenue	105,000	30,000
Deferred licensing revenue	15,833	39,583
Total Current Liabilities	692,862	573,138

Long-term debt (net of current portion)	179,078	179,078
Total Liabilities	871,940	752,216

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2010 and November 30, 2009	13,508,257	13,508,257
Additional paid-in capital	974,902	967,441
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,133,513)	(11,175,018)
Total Stockholders' Equity	3,126,865	3,077,899
Total Liabilities and Stockholders' Equity	$3,998,805	$3,830,115

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended August 31, 2010 and 2009
(Unaudited)

	3 months ended August 31,		9 months ended August 31,
	2010	2009	2010	2009
REVENUES
Royalty fees from franchised stores	$434,878	$460,889	$1,292,429	$1,387,561
Net sales by Company-owned stores	113,728	121,014	334,596	347,546
Franchise fees	40,000	25,000	65,000	75,000
Licensing fees and other income	159,368	216,880	413,319	588,742
Total Revenues	747,974	823,783	2,105,344	2,398,849

OPERATING EXPENSES
Store food, beverage and paper costs	35,968	35,954	100,031	105,205
Store payroll and other operating expenses	69,972	115,865	221,978	340,788
Selling, general and administrative expenses:
Payroll and payroll-related expenses	309,308	311,139	903,332	987,882
Occupancy	36,451	34,076	109,115	107,437
Advertising and promotion	18,383	20,289	52,645	57,758
Professional service fees	35,920	58,647	140,671	147,532
Depreciation and amortization	7,571	6,265	20,623	25,093
Impairment of goodwill and other intangibles	-	-	-	2,399,057
Other	105,691	127,128	295,083	399,242
Total Operating Expenses	619,264	709,363	1,843,478	4,569,994
Income/(Loss) from operations	128,710	114,420	261,866	(2,171,145)
Interest income	1,832	3,116	4,825	10,863
Interest expense	(2,427)	(2,714)	(7,281)	(8,141)
Income/(Loss) before provision for income taxes	128,115	114,822	259,410	(2,168,423)
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income/(Loss)	$128,115	$114,822	$259,410	$(2,168,423)

Net Income/(Loss) per share - Basic and Diluted	0.02	0.02	0.04	(0.30)

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$-	$-	$0.03	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended August 31, 2010 and 2009
 (Unaudited)

	2010	2009
Operating activities
Net income/(loss)	$259,410	$(2,168,423)
Depreciation and amortization	20,623	25,093
Goodwill and intangible impairment	-	2,399,057
Provision for uncollectible accounts, net of recoveries	13,533	7,486
Share-based compensation	7,461	7,690
Changes in:
Trade accounts and notes receivable	(51,895)	610
Restricted cash	(34,418)	63,577
Marketing fund contributions receivable	(5,287)	(1,694)
Inventories	4,736	12,482
Prepaid expenses and other	(6,740)	13,938
Accounts payable	(12,899)	(14,056)
Accrued liabilities	26,629	(19,892)
Unexpended marketing fund contributions	54,744	(61,883)
Deferred revenue	51,250	(110,413)
Net Cash Provided by Operating Activities	327,147	153,572

Investing activities
Purchase of equipment	(21,969)	(1,150)
Capitalization of trademark renewals	(1,810)	(18,926)
Net Cash Used In Investing Activities	(23,779)	(20,076)

Financing activities
Cash distributions/dividends	(217,905)	(290,540)
Net Cash Used In Financing Activities	(217,905)	(290,540)

Net Increase/Decrease in Cash	85,463	(157,044)

Cash, Beginning of Period	1,072,526	1,207,108
Cash, End of Period	$1,157,989	$1,050,064

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$9,706

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended August 31, 2010 and 2009
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (the "Company") was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the Big Apple Bagels ("BAB") and My Favorite Muffin ("MFM") trade names. At August 31 2010, the Company had 103 units in operation in 26 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard and through direct home delivery of specialty muffin gift baskets and coffee.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2009 which was filed February 23, 2010.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open and Under Development

Stores which are open or under development at August 31, 2010 are as follows:

Company-owned	1
Franchisees	97
Licensed	5
Under development	6
Total	109

3. Earnings/(Loss) per Share

The following table sets forth the computation of basic and diluted earnings/ (loss) per share:

	3 months ended August 31,		9 months ended August 31,
	2010	2009	2010	2009
Numerator:
Net income/(loss) available to common shareholders	$128,115	$114,822	$259,410	$(2,168,423)

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508

Earnings/(Loss) per Share - Basic and Diluted	0.02	0.02	0.04	(0.30)

368,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended August 31, 2010 and 2009 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $204,370 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of August 31, 2010, 1,400,000 stock options were granted to directors, officers and employees.  As of August 31, 2010, there were 1,031,627 stock options exercised or forfeited under the Plan.

	9 Months Ended
	August 31, 2010	August 31, 2009
	Options	Options
Options Outstanding at beginning of period	368,373	369,373
Granted	0	0
Forfeited	0	1,000
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses in the Consolidated Statement of Operations for the Company’s stock option plan of approximately $7,000 and $8,000 for the nine months ended August 31, 2010 and 2009, respectively.

As of August 31, 2010, there was approximately $12,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 1.25 years.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2010:

Options Outstanding				Options Exercisable
Outstanding at 8/31/2010	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 8/31/2010	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	5.60	$1.16	$-	188,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.33 as of the last business day of the period ended August 31, 2010.  No options were exercised during the quarter ended August 31, 2010.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2010 and it was found that the carrying value of the goodwill and intangible assets was not impaired.  No events or circumstances occurred in the third quarter of 2010 to indicate that an impairment test was necessary.

An impairment test was performed at February 28, 2010 based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets did not exceed their carrying value.

7. Segment Information

The following table presents segment information for the nine months ended August 31, 2010 and 2009:

	Net Revenues		Operating Income (Loss)
	9 Months Ended August 31		9 Months Ended August 31
	2010	2009	2010	2009
Company Store Operations	397,198	$569,258	$(111,421)	$(135,461)
Franchise Operations and Licensing Fees	1,708,146	1,829,591	1,010,919	1,028,369
	$2,105,344	$2,398,849	$899,498	$892,908
Corporate Expenses, including impairment			(637,632)	(3,064,053)
Interest Income, Net of Interest Expense			(2,456)	2,722
Net (Loss)/Income			$259,410	$(2,168,423)

Total segment assets were substantially unchanged for the nine months ended August 31, 2010 as compared to November 30, 2009.

8.  Recent Accounting Pronouncements

In August 2009, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.”  ASU 2009-05 became effective for us during the quarter ended February 28, 2010. ASU 2009-05 provides guidance regarding valuation for liabilities which trade as an asset in an active market.  The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

In January 2010, the FASB issued ASU 2010-05, “Compensation-Stock Compensation” This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on our consolidated financial position, cash flows or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure.”  This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years.  The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2010 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Subsequent Event

On September 3, 2010, the Company declared a $0.01 cash distribution per share of Company’s common stock.  The distribution is payable on September 30, 2010 to shareholders of record as of September 16, 2010.

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

General

The Company has 1 Company-owned store, 97 franchised and 5 licensed units at August 31, 2010.  Units in operation at August 31, 2009 included 1 Company-owned store, 106 franchised and 3 licensed units.  System-wide revenues for the nine months ended August 31, 2010 were $26.7 million as compared to August 31, 2009 which were $28.8 million.

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

As of August 31, 2010, the Company employed 26 persons, consisting of 11 working in the Company-owned store, of which 10 are part-time employees, and 15 employees located at the Corporate offices are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2010 versus Three Months Ended August 31, 2009

For the three months ended August 31, 2010 and 2009, the Company reported net income of $128,000 and $115,000, respectively.  Total revenue of $748,000 decreased $76,000, or 9.2%, for the three months ended August 31, 2010, as compared to total revenue of $824,000 for the three months ended August 31, 2009.

Royalty fee revenue of $435,000, for the quarter ended August 31, 2010, decreased $26,000, or 5.6%, from $461,000 for quarter ended August 31, 2009.  The Company had 97 franchise locations at August 31, 2010 as compared to 106 locations at August 31, 2009.  The decrease in the number of franchise units have negatively impacted our royalty revenue.

Franchise fee revenue of $40,000, for the quarter ended August 31, 2010, increased $15,000, or 60.0%, from $25,000 for the quarter ended August 31, 2009.  One store opened in each of the quarters with 3 store transfers in 2010 versus 1 in 2009.

Licensing fee and other income of $159,000, for the quarter ended August 31, 2010, decreased $58,000, or 26.7%, from $217,000 for the quarter ended August 31, 2009.  Rent revenue decreased $43,000 due to the termination of the Lincoln, NE sublease on December 31, 2009, Sign Shop revenues decreased $11,000 and license fee revenue decreased $12,000, offset by an increase of $8,000 in settlement/franchise audit adjustment fee revenue in 2010 compared to 2009.

Company-owned store sales of $114,000, for the quarter ended August 31, 2010, decreased $7,000, or 5.8%, from $121,000 for the quarter ended August 31, 2009.

Total operating expenses of $619,000 decreased $90,000, or 12.7%, for the quarter ended August 31, 2010, from $709,000 in 2009.  The $90,000 decrease in total operating expenses was primarily due to a $41,000 decrease in rent expense for Lincoln, NE (the lease terminated December 31, 2009), a $23,000 decrease in legal expenses, a $5,000 decrease in payroll related expense for the Company-owned store, and a decrease in SG&A of $22,000 which included a $3,000 decrease in travel expense, a $4,000 decrease in payroll related benefits, a $9,000 decrease in Sign Shop expense, and a $5,000 decrease in franchise development expense which are all part of SG&A expense in 2010 compared to 2009.

Interest income of $2,000 decreased $1,000, or 33.3% for the quarter ended August 31, 2010, from $3,000 for the same period in 2009.  Lower interest rates resulted in the lower interest income.

Interest expense of $2,000 decreased $1,000, or 33.3% for the quarter ended August 31, 2010, from $3,000 for the same period in 2009.

Net income per share, as reported for basic and diluted outstanding shares for three months ended August 31, 2010 and 2009 was $0.02 per share.

Nine Months Ended August 31, 2010 versus Nine Months Ended August 31, 2009

For the nine months ended August 31, 2010, the Company reported a net income of $259,000 versus a net loss of $2,168,000 for the same period in 2009.  The prior year loss was due to an impairment charge for goodwill and other intangibles in the first quarter 2009 of $2,399,000.  Total revenue of $2,105,000 decreased $294,000, or 12.3%, for the nine months ended August 31, 2010, as compared to total revenue of $2,399,000 for the nine months ended August 31, 2009.

Royalty fee revenue of $1,292,000, for the nine months ended August 31, 2010, decreased $96,000, or 6.9%, from the $1,388,000 for the nine months ended August 31, 2009.  The Company had 97 franchise locations at August 31, 2010 as compared to 106 locations at August 31, 2009.  The decrease in stores and the general economic downturn have negatively impacted our franchise network and resulting royalty revenue.

Franchise fee revenue of $65,000, for the nine months ended August 31, 2010, decreased $10,000, or 13.3%, from $75,000 for the nine months ended August 31, 2009.  Two stores opened during the nine months ended August 31, 2010, and 3 stores transferred versus 3 stores opening and 2 transfers in the same period of 2009.

Licensing fee and other income of $413,000, for the nine months ended August 31, 2010, decreased $176,000, or 29.9%, from $589,000 for the nine months ended August 31, 2009.  Rent revenue decreased $123,000 due to the termination of the Lincoln, NE sublease on December 31, 2009, Sign Shop revenue decreased $37,000 and licensing fee revenue decreased $33,000 primarily due to less stores and the general economic downturn, offset by a $17,000 settlement/franchise audit adjustment fee revenue increase in 2010 compared to 2009.

Company-owned store sales of $335,000, for the nine months ended August 31, 2010, decreased $13,000, or 3.7%, from $348,000 for the same period of 2009.

Total operating expenses of $1,843,000 decreased $328,000 or 15.1%, for the nine months ended August 31, 2010 from $2,171,000, excluding the impairment charge of $2,399,000, in 2009.  The $328,000 decrease in total operating expenses was primarily due to an $85,000 decrease in payroll expense, a $109,000 decrease in rent and utility expense for Lincoln, NE, (the lease terminated December 31, 2009), a $17,000 decrease in Company-owned store expense, a $7,000 decrease in professional fees, a $5,000 decrease in advertising and promotion, and a $104,000 decrease in SG&A which includes a $21,000 decrease in travel expense due to more in-house pre-visit analysis in 2010, a $33,000 decrease in Sign Shop expense, a $19,000 decrease in bad debt expense, primarily due to recovery of 2009 bad debt in 2010, a $14,000 decrease in franchise development expenses, a $10,000 decrease in general administrative expenses and a $6,000 decrease in employee benefit expenses.

Interest income of $5,000 decreased $6,000, or 54.5% for the nine months ended August 31, 2010, from $11,000 for the same period in 2009.  Lower interest rates and a change in investment instruments in 2010 resulted in the lower interest income.  As opposed to using an outside investment sweep account, funds are now held in the bank account and earnings on the balances are used to offset bank fees.  Bank fees were approximately $1,000 less for the nine months ended August 31, 2010, versus the same period 2009.

Interest expense of $7,000 decreased $1,000, or 12.5% for the nine months ended August 31, 2010, from $8,000 in same period 2009.

Net income per share, as reported for basic and diluted outstanding shares for nine months ended August 31, 2010 was $0.04 compared to net loss per share of $0.30 for August 31, 2009.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $327,000 for the nine months ended August 31, 2010, versus cash provided by operating activities of $154,000 for the same period in 2009. Cash provided by operating activities principally represents net income of $259,000, plus depreciation and amortization of $21,000, provision for uncollectible accounts of $14,000 and share-based compensation of $7,000 plus inventories of $5,000, accrued liabilities of $27,000, unexpended Marketing Fund contributions of $55,000 and deferred revenue of $51,000, less changes in trade accounts and notes receivable of $52,000, restricted cash of $34,000, Marketing Fund contributions receivable of $5,000, prepaid expenses and other assets of $7,000 and accounts payable of $13,000.  Operating activities in 2009 provided cash of $154,000, represented by a net loss of $2,168,000, plus depreciation and amortization of $25,000, goodwill and intangible impairment of $2,399,000, provision for uncollectible accounts of $7,000 and share-based compensation of $8,000, plus changes in accounts and notes receivable of $1,000, restricted cash of $64,000, inventories of $12,000 and prepaid expenses and other assets of $14,000, less changes in Marketing Fund contributions receivable of $2,000, accounts payable of $14,000, accrued liabilities of $20,000, unexpended Marketing Fund contributions of $62,000 and deferred revenue of $110,000.

Cash used in investing activities during the nine months ended August 31, 2010 totaled $24,000.  Equipment was purchased for $22,000 and trademark renewal expenditures were $2,000.  Cash used during 2009 totaled $20,000.  Equipment purchases were $1,000 and trademark renewal expenditures were $19,000.

Financing activities used $218,000 for the nine months ended August 31, 2010 for payment of cash distributions.  Financing activities for 2009 used $291,000 for the payment of cash dividends.

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

The Company believes that for tax purposes the cash distribution declared in 2010 may be treated as a return of capital to shareholders depending on each shareholder’s basis or it may be treated as a dividend or a combination of the two.  Determination of whether it is a cash distribution, cash dividend or combination of the two will not be determined until after December 31, 2010, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2010.

The Company believes execution of this policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no financial covenants on any of its outstanding debt.

Recent Accounting Pronouncements

In August 2009, the FASB (Financial Accounting Standards Board) issued ASU (Accounting Standards Update) 2009-05 to provide guidance on measuring the fair value of liabilities under ASC 820, “Fair Value Measurements and Disclosures.”  ASU 2009-05 became effective for us during the quarter ended February 28, 2010. ASU 2009-05 provides guidance regarding valuation for liabilities which trade as an asset in an active market.  The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

In January 2010, the FASB issued ASU 2010-05, “Compensation-Stock Compensation” This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on our consolidated financial position, cash flows or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure.”  This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years.  The adoption of this guidance did not have an impact on our consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2010 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2009, filed with the Securities and Exchange Commission on February 23, 2010.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2010 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2010 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	OTHER INFORMATION

None.

ITEM 5.	EXHIBITS

See index to exhibits

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 12, 2010	/s/ Jeffrey M. Gorden
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