Form 10-K
period 2010-11-30
BAB, INC.
filed 2011-02-24
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: November 30, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer  ☐, Accelerated Filer  ☐, Non-Accelerated Filer  ☐, Smaller Reporting Company ☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒
 State issuer's revenues for its most recent fiscal year: $2,913,741.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $1,357,370 based on 3,915,625 shares held by nonaffiliates as of May 31, 2010; Closing price ($.42) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 11, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
See index to exhibits

FORM 10-K INDEX

Index

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

BAB, Inc has four wholly owned subsidiaries: BAB Systems, Inc. (Systems); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2010, the Company had 98 franchise units, 7 licensed units and 1 Company-owned store in operation in 26 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB brand franchised and the Company-owned store consists of units operating as “Big Apple Bagels,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  MFM units are primarily in the Middle Atlantic States.   Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units and the Company-owned store.

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

Net Income

The Company reported net income of $410,000 for the year ended November 30, 2010, and a net loss of $2,318,000 for the year ended November 30, 2009.  The 2009 net loss was due to a goodwill impairment charge of $2,399,000 recorded in the first quarter of 2009.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods,  Coca-Cola and Hawkeye Foodservice.  The Company is not dependent on any of these suppliers for future growth and profitability since the products purchased from these suppliers are available from other sources.

LOCATIONS

The Company has 98 franchised locations, 7 licensed units and 1 Company-owned store.   The franchised and licensed units are located in 26 states.

STORE OPERATIONS

BIG APPLE BAGELS--BAB franchised and the Company-owned store daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons, and includes approximately 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 800 to 1,200 square feet. Although franchise stores may vary in size from the Company-owned store and from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN--MFM franchised stores daily bake 20 to 25 varieties of muffins from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. The typical MFM store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons.

BREWSTER'S COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in most of the franchised units and the Company-owned store.

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

The Company currently advertises its franchising opportunities in directories, newspapers and the internet.  In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

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

The Company also competes against numerous small, independently owned bagel bakeries and national fast food restaurants, such as Dunkin' Donuts, McDonald's, Panera and Starbucks that offer bagels, muffins, coffee and related products as part of their product offerings.  Other competition includes supermarket bakery sections and prepackaged, fresh and frozen bagels. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

The Company believes that its stores compete favorably in terms of food quality and taste, convenience and customer service and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer tastes, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control, and such factors could cause the Company and some, or all, of its franchisees to be adversely affected.

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

The trademarks and service marks "Big Apple Bagels," "My Favorite Muffin" and "Brewster's Coffee" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to Franchise Agreements.   In February 1999, the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.

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

EMPLOYEES

As of November 30, 2010, the Company employed 24 persons, consisting of 9 working in the Company-owned store, of which 8 are part-time employees.  The remaining 15 employees, which 2 are part-time,  are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 1A.	RISK FACTORS

Not required for smaller reporting companies.

ITEM 2.	PROPERTIES

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased.  The lease term expires September 30, 2018.  Additionally, the Company leases space for its Company-owned store. The first option to renew the Company-owned store lease was executed on January 1, 2007 for a term of five years with one additional five year renewal option available that has not yet been exercised as the Company is exploring various options.

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Index

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low sale prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2010 and 2009.  The Company's common stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2010	Low	High
First quarter	0.37	0.51
Second quarter	0.38	0.50
Third quarter	0.25	0.64
Fourth quarter	0.33	0.50

Year Ended: November 30, 2009	Low	High
First quarter	0.41	0.92
Second quarter	0.30	0.59
Third quarter	0.35	0.51
Fourth quarter	0.36	0.50

As of February 11, 2011, the Company's Common Stock was held by 180 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 11, 2011, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2010 and 2009, no options were granted.  As of February 11, 2011, there were 1,031,627 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

The Board of Directors declared a cash distribution/dividend on December 7, 2009, March 9, 2010, May 20, 2010 and September 3, 2010 of $0.01 per share, paid January 4, 2010, April 14, 2010, July 8, 2010 and September 30, 2010.

On December 6, 2010 a $0.01 quarterly cash distribution/dividend and a $0.02 special cash distribution/dividend was declared and paid January 5, 2011.

The Board of Directors declared a quarterly cash dividend on December 4, 2008, of $.02 per share, paid January 2, 2009.  On March 9, May 22, and September 7, 2009, a $.01 per share dividend was declared, and paid on April 13, July 8, and October 5, 2009, respectively.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

GENERAL

The Company has 98 franchised, 7 licensed units, and 1 Company-owned store as of the end of 2010. Units in operation at the end of 2009 included 105 franchised, 2 licensed and 1 Company-owned store.  System-wide revenues in 2010 were $36 million compared to $38 million in 2009.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros., Braeda Café, Kaleidoscoops and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop which provides for franchise consistency and convenience the majority of signage to franchisees and the Company-owned store, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

Index

YEAR 2010 COMPARED TO YEAR 2009

Total revenues from all sources decreased $259,000, or 8.2%, to $2,914,000 in 2010 from $3,173,000 in the prior year primarily due to decreases in royalty revenue, Company-owned store revenue and licensing fees and other income, offset by an increase in franchise fee revenue.

Royalty revenue from franchise stores was down $105,000, or 5.7%, to $1,737,000 in 2010 as compared to $1,842,000 in 2009.  Franchise fee revenue increased $23,000, or 28.0%, to $105,000 in 2010 versus $82,000 in 2009.  The Company opened 4 stores and transferred 5 stores in 2010 versus opening 4 franchise stores and transferring 3 in 2009.  At November 30, 2010 the Company had 3 units under development versus 2 at November 30, 2009.  Company-owned store revenues decreased $23,000 or 4.9%, to $445,000 from $468,000 in 2009.  Licensing fees and other income decreased $155,000, or 19.8%, to $626,000 in 2010 as compared to $781,000 in 2009.  The decline was primarily due to a $154,000 decrease in rent revenue for the Lincoln NE facility, (lease ended December 2009), a $24,000 decrease in 2010 license fee revenues and a $28,000 decrease in Sign Shop revenue versus 2009.  This was offset by revenue increases in 2010 for non-redeemed gift certificates of $25,000, a franchise audit adjustment of $18,000 and an increase in settlement income of $7,000 compared to 2009.

Total operating expenses in 2010 were $2,502,000, or 85.9% of revenues, compared to total operating expenses in 2009 of $2,844,000, (excluding $2,399,000 goodwill impairment) or 89.6% of total revenues. Total operating expenses decreased $342,000 in 2010 compared to 2009 excluding goodwill impairment.

Expenses for the Company-owned store decreased $172,000, or 29.1%, in 2010, to $420,000, from $592,000 in 2009.  Cost of goods sold in 2010 decreased $6,000, or 4.3%, to $135,000 in 2010 compared to $141,000 in 2009.  Cost of goods sold as a percentage of sales increased 0.2% in 2010 to 30.3% compared to 30.1% in 2009.

Corporate office payroll and payroll related expenses decreased $26,000, or 2.0%, in 2010, to $1,263,000, from $1,289,000, in 2009.  There was a reduction in the bad debt expense of $44,000 in 2010 yielding a net recovery of $8,000 compared to bad debt expense of $36,000 in 2009, primarily due to a specific recovery of a single balance of $28,000.  Professional fees decreased $17,000, or 9.1%, in 2010, to $169,000, from $186,000 in 2009 primarily due to decreased legal expenses for franchise collection expense.  Travel decreased $30,000, or 41.1%, to $43,000 in 2010, from $73,000 in 2009 due to better cost control and operational efficiencies.  There was no goodwill impairment in 2010 versus goodwill impairment of $2,399,000 in 2009.
Interest income decreased $7,000, to $8,000, in 2010, compared to $15,000, in 2009, as a result of lower interest rates.

Interest expense decreased $1,000 to $10,000 in 2010, compared to $11,000 in 2009, primarily due to a decrease in outstanding debt.

Net income totaled $410,000, or 14.1%, of revenue in 2010 as compared to $81,000, excluding goodwill impairment of $2,399,000, or 2.6%, of revenue in the prior year.  There was no income tax expense for 2010.  Income tax expense for 2009 was $252,000, which relates to increasing the valuation allowance for deferred tax assets which are more likely than not to be realized.  The net loss for 2009 was $2,318,000.

Index

LIQUIDITY AND CAPITAL RESOURCES

The net cash provided from operating activities totaled $527,000 during 2010. Cash provided from operating activities is comprised of a net income of $410,000, plus depreciation and amortization of $28,000, share-based compensation of $10,000 less bad debt of $8,000, plus changes in inventories of $4,000, prepaid expenses and other of $16,000, accrued liabilities of $3,000, unexpended Marketing Fund contributions of $66,000 and deferred revenue of $68,000 less changes in trade accounts and notes receivable of $19,000, restricted cash of $46,000 and Marketing Fund contributions receivable of $5,000.  Cash provided from operating activities in 2009 totaled $279,000, comprised of net loss of $2,318,000, plus depreciation and amortization of $31,000, goodwill impairment of $2,399,000, tax valuation expense of $252,000,  share-based compensation of $10,000 and bad debt of $36,000, plus restricted cash of $82,000, inventory of $13,000 and prepaid expenses and other of $40,000, less changes in trade accounts and notes receivable of $35,000, Marketing Fund contributions receivable of $1,000, accounts payable of $12,000 accrued liabilities of $45,000, unexpended Marketing Fund contributions of $81,000 and deferred revenue of $92,000.

Cash used for investing activities during 2010 totaled $41,000, consisting of purchase of equipment of $22,000 and trademark renewal expenditures of $19,000.  Cash used for investing activities during 2009 totaled $26,000, consisting of the purchase of equipment of $1,000 and trademark renewal expenditures of $25,000.

Financing activities used $316,000 during 2010, due to the repayment of notes payable of $25,000 and the payment of cash distributions/dividends equal to $291,000.  Financing activities used $387,000 during 2009, due to the repayment of notes payable of $24,000 and the payment of cash dividends equal to $363,000.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.  On December 7, 2010, the Board of Directors authorized a $0.01 per share quarterly cash distribution/dividend and a $0.02 per share special cash distribution/dividend.  The cash distribution/dividend was paid January 5, 2011.
The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its cash or its ability to fund current operations or future capital investments.

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

Index

Revenue Recognition

Royalty fees from franchised stores represent a 5% fee on net retail and wholesale sales of franchised units.  Royalty revenues are recognized on an accrual basis using actual franchise receipts.  Generally, franchisees report and remit royalties on a weekly basis.  The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the month-end.  Estimates are utilized in certain instances where actual numbers have not been received and such estimates are based on the average of the last 10 weeks actual reported sales.

The Company recognizes franchise fee revenue on the store’s opening. Direct costs associated with the sale of franchises are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2010 and it was found that the carrying value of goodwill and intangible assets were not impaired.

An impairment test was performed at February 28, 2010 based on a discounted cash flow model using management’s business plan projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets were not impaired.

In 2009 a charge of $2,399,000 was recorded after the impairment testing was completed during the first quarter 2009.  (See Note 2 of the consolidated financial statements included herein.)

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

As of November 30, 2010, the Company has cumulative net operating loss carryforwards expiring between 2012 and 2029 for U.S. federal income tax purposes of approximately $5,952,000.   A valuation allowance has been established for $1,857,000 at November 30, 2010 for the deferred tax benefit related to those loss carryforwards and other net deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.)

Index

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-05, “Compensation-Stock Compensation.” This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on its consolidated financial position, cash flows or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure.”  This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2010 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

Index

ITEM 8.	FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.
Years Ended November 30, 2010 and 2009

C o n t e n t s

Index

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and subsidiaries as of November 30, 2010 and 2009 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and subsidiaries as of November 30, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Frank L. Sassetti & Co

Oak Park, Illinois
February 24, 2011

Index

BAB, Inc
Consolidated Balance Sheets
November 30, 2010 and 2009

	2010	2009
ASSETS
Current Assets
Cash	$1,242,937	$1,072,526
Restricted cash	257,395	211,748
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $26,787 in 2010 and $8,712 in 2009)	130,252	103,346
Marketing fund contributions receivable from franchisees and stores	19,184	14,209
Inventories	34,105	37,946
Prepaid expenses and other current assets	89,993	105,981
Total Current Assets	1,773,866	1,545,756

Property, plant and equipment (net of accumulated depreciation of $592,851 in 2010 and $575,407 in 2009)	32,359	27,834
Trademarks	442,285	434,960
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $124,454in 2010 and $113,494 in 2009)	80,309	79,794
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,296,724	2,284,359
Total Assets	$4,070,590	$3,830,115

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$26,494	$25,292
Accounts payable	36,949	36,975
Accrued expenses and other current liabilities	271,358	268,077
Unexpended marketing fund contributions	238,870	173,211
Deferred franchise fee revenue	100,000	30,000
Deferred licensing revenue	37,500	39,583
Total Current Liabilities	711,171	573,138

Long-term debt (net of current portion)	152,584	179,078
Total Liabilities	863,755	752,216

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2010 and 2009	13,508,257	13,508,257
Additional paid-in capital	977,389	967,441
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,056,030)	(11,175,018)
Total Stockholders' Equity	3,206,835	3,077,899
Total Liabilities and Stockholders' Equity	$4,070,590	$3,830,115

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Income
Years Ended November 30, 2010 and 2009

	2010	2009
REVENUES
Royalty fees from franchised stores	$1,737,361	$1,842,382
Net sales by Company-owned stores	445,157	468,072
Franchise fees	105,000	81,500
Licensing fees and other income	626,223	780,951
Total Revenues	2,913,741	3,172,905

OPERATING EXPENSES
Store food, beverage and paper costs	134,957	141,435
Store payroll and other operating expenses	285,436	450,651
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,263,261	1,288,947
Occupancy	145,824	142,386
Advertising and promotion	69,356	73,549
Professional service fees	168,791	186,076
Travel expenses	42,687	73,168
Depreciation and amortization	28,404	31,231
Other	363,511	456,424
Goodwill impairment	-	2,399,057
Total Operating Expenses	2,502,227	5,242,924
Income (Loss) from operations	411,514	(2,070,019)
Interest income	7,521	14,739
Interest expense	(9,507)	(10,663)
Income (Loss) before provision for income taxes	409,528	(2,065,943)
Provision for income taxes
Current tax expense	-	-
Deferred tax expense	-	252,000
Total Income Taxes	-	252,000
Net Income (Loss)	$409,528	$(2,317,943)

Net Income (Loss) per share - Basic and Diluted	$0.06	$(0.32)

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,263,508	7,263,508
Cash dividends declared per share	$0.04	$0.05

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Stockholders’ Equity
Years Ended November 30, 2010 and 2009

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2008	8,466,953	$13,508,257	$957,264	(1,203,445)	$(222,781)	$(8,493,900)	$5,748,840

Stock Compensation Expense			10,177				10,177

Dividends Declared						(363,175)	(363,175)

Net Loss						(2,317,943)	(2,317,943)

November 30, 2009	8,466,953	13,508,257	967,441	(1,203,445)	(222,781)	(11,175,018)	3,077,899

Stock Compensation Expense			9,948				9,948

Dividends Declared						(290,540)	(290,540)

Net Income						409,528	409,528

November 30, 2010	8,466,953	$13,508,257	$977,389	(1,203,445)	$(222,781)	$(11,056,030)	$3,206,835

See accompanying notes

Index

BAB, Inc
Consolidated Statements of Cash Flows
Years Ended November 30, 2010 and 2009

	2010	2009
Operating activities
Net income (loss)	$409,528	$(2,317,943)
Depreciation and amortization	28,404	31,231
Impairment -other intangibles	-	2,399,057
Deferred tax expense	-	252,000
Provision for uncollectible accounts, net of recoveries	(8,084)	36,021
Share-based compensation	9,948	10,177
Changes in:
Trade accounts receivable and notes receivable	(18,822)	(35,214)
Restricted cash	(45,647)	82,246
Marketing fund contributions receivable	(4,975)	(964)
Inventories	3,841	13,385
Prepaid expenses and other	15,988	39,972
Accounts payable	(26)	(12,378)
Accrued liabilities	3,281	(45,252)
Unexpended marketing fund contributions	65,659	(81,282)
Deferred revenue	67,917	(92,413)
Net Cash Provided by Operating Activities	527,012	278,643

Investing activities
Purchase of equipment	(21,969)	(1,150)
Capitalization of trademark renewals	(18,800)	(24,754)
Net Cash Used In Investing Activities	(40,769)	(25,904)

Financing activities
Repayment of borrowings	(25,292)	(24,146)
Payment of cash distributions	(290,540)	(363,175)
Net Cash Used In Financing Activities	(315,832)	(387,321)

Net Increase (Decrease) in Cash	170,411	(134,582)

Cash, Beginning of Period	1,072,526	1,207,108
Cash, End of Period	$1,242,937	$1,072,526

Supplemental disclosure of cash flow information:
Interest paid	$9,708	$10,855
Income taxes paid	$852	$9,797

See accompanying notes

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 1 - Nature of Operations

BAB, Inc has four wholly owned subsidiaries: BAB Systems, Inc. (Systems); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2010, the Company had 98 franchise units, 7 licensed units and one Company-owned store in operation in 26 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops and through direct home delivery of specialty muffin gift baskets and coffee.

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

Revenue Recognition

Royalty fees from franchised stores represent a 5% fee on net retail and wholesale sales of franchised units.  Royalty revenues are recognized on an accrual basis using actual franchise receipts.  Generally, franchisees report and remit royalties on a weekly basis.  The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the month-end.  Estimates are utilized in certain instances where actual numbers have not been received and such estimates are based on the average of the last 10 weeks actual reported sales.

The Company recognizes franchise fee revenue on the store’s opening. Direct costs associated with the sale of franchises are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company earns a licensing fee from the sale of par-baked bagels, from the sale of coffee and from the sale of BAB and MFM branded product to the franchised and licensed units noted in the table below.  Actual amounts are used to accrue the license fees.

Big Apple Bagels and My Favorite Muffin stores which have been opened, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2010	2009
Operating Units

BAB Operations, Inc.-owned	1	1
Franchisee-owned stores	98	105
Licensed Units	7	2
	106	108
Unopened stores with Franchise Agreements:	3	2
Total operating units with Franchise Agreements	109	110

License fees and other income primarily consist of license fees, Sign Shop revenues and defaulted and terminated franchise contract revenues.  Revenue is recorded on an accrual basis.  Actual amounts are used to record the majority of license fees although at times it is necessary to use estimates. Revenues recorded for Sign Shop and defaulted and terminated franchise contract revenue are actual amounts.  The Company-owned store is a retail establishment that accepts cash and credit cards with revenue being recognized upon receipt.

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
November 30, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash

As of November 30, 2010 and 2009, the Marketing Fund cash balances, which are restricted, were $219,432 and $158,747, respectively.  Also included in restricted cash November 30, 2010 and 2009, respectively is $37,963 and $53,001 for a certificate of deposit that serves as collateral for a Letter of Credit that is required for the Company’s office lease.

Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for interest bearing accounts.  Non-interest bearing business checking accounts are insured to an unlimited amount through December 31, 2012.  The Company maintains account balances within FDIC limits.

Accounts and Notes Receivable

Receivables are carried at original invoice amount less estimates for doubtful accounts.  Management determines the allowance for doubtful accounts by reviewing and identifying troubled accounts and by using historical collection experience.  A receivable is considered to be past due if any portion of the receivable balance is outstanding 90 days past the due date.  Receivables are written off when deemed uncollectible.  Recoveries of receivables previously written off are recorded as income when received.  Certain receivables have been converted to unsecured interest-bearing notes.

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

The Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first quarter, February 28, 2010 and it was found that the carrying value of goodwill and intangible assets was not impaired based on a discounted cash flow model using management’s business plan projected for expected cash flows.  A charge of $2,399,057 was recorded for the year ended November 30, 2009 after the impairment testing was completed during the first quarter 2009.  Management does not believe that any impairment exists at November 30, 2010.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets (Cont’d)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2008	$3,542,772	$763,667	$86,324	$4,392,763
Additions	-	21,349	3,405	24,754
Impairment charges	(2,049,001)	(350,056)	-	(2,399,057)
Amortization expense	-	-	(9,935)	(9,935)
Net Balance as of November 30, 2009	1,493,771	434,960	79,794	2,008,525
Additions	-	7,325	11,475	18,800
Amortization expense	-	-	(10,960)	(10,960)
Net Balance as of November 30, 2010	$1,493,771	$442,285	$80,309	$2,016,365

Definite lived intangible assets are being amortized over their useful lives.  The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Fiscal Period	Definite Lived Intangibles

2011	$12,355
2012	12,355
2013	12,355
2014	12,355
2015	12,355
thereafter	18,534
Total	$80,309

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense was $69,356 and $73,549 in 2010 and 2009, respectively.  Included in advertising expense was $36,707 and $36,535 in 2010 and 2009, respectively, related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of November 30, 2010 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2010 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.  (See Note 3.)

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

	2010	2009
Numerator:
Net income (loss) available to common shareholders	$409,528	$(2,317,943)

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings (Loss) per Share - Basic	$0.06	$(0.32)

Effect of dilutive common stock	-	-
Weighted average outstanding shares
Diluted	7,263,508	7,263,508
Earnings (Loss) per share - Diluted	$0.06	$(0.32)

At November 30, 2010 and 2009, there are 368,373 of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being higher than the option prices for 2010 and the loss in 2009.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 2 - Summary of Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  The Company recorded compensation expense arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan of $9,948 and $10,177 for the years ended November 30, 2010 and 2009, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-05, “Compensation-Stock Compensation” This update is a clarification of the treatment of escrowed share arrangements and provides guidance on the presumption of compensation under such arrangements. The Company has determined that the changes to the accounting standards required by this update do not have a material effect on its consolidated financial position, cash flows or results of operations.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosure.”  This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2010 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 3 – Income Taxes

The effective tax rate used to compute income tax expense (benefit) and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 4.8%, net of the federal tax effect.

The components of the Company’s current provision (benefit) for income taxes are as follows:

	2010	2009
Current
Federal	$-	$-
State	-	-
Deferred	-	252,000
Total	$-	$252,000

A reconciliation of the expected income tax expense (benefit) to the recorded income tax expense (benefit) is as follows:

	2010	2009

Federal income tax (benefit) provision computed at federal statutory rate	$139,240	$(702,421)
State income taxes net of federal tax provision	19,731	(99,537)
Other adjustments	8,382	17,869
Change in valuation allowance	(167,353)	1,036,089
Income Tax Provision (Benefit)	$-	$252,000

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 3 – Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2010	2009
Deferred revenue	$53,375	$27,011
Deferred rent	2,031	9,279
Marketing Fund net contributions	85,179	61,623
Allowance for doubtful accounts and notes receivable	10,398	3,382
Accrued expenses	17,967	17,967
Net operating loss carryforwards	2,310,363	2,410,188
Valuation allowance	(1,857,466)	(2,024,819)
Total Deferred Income Tax Assets	$621,847	$504,631

Depreciation and amortization	$(369,062)	$(255,178)
Franchise Costs	(4,785)	(1,453)
Total Deferred Income Tax Liabilities	$(373,847)	$(256,631)

Total Net Deferred Tax Assets/Liabilities	$248,000	$248,000

As of November 30, 2010, the Company has net operating loss carryforwards expiring between 2012 and 2029 for U.S. federal income tax purposes of approximately $5,952,000.  The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.  A valuation allowance has been established for $1,857,466 and $2,024,819 as of November 30, 2010 and 2009, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.  The decrease in the valuation allowance of $167,343 in 2010 is a result of the recognition of a portion of the net operating loss carryforwards and an increase in deferred tax liabilities relating primarily to depreciation and amortization.

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531.  The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder.  The balance of this note payable was $179,078 and $204,370 as of November 30, 2010 and 2009, respectively.

As of November 30, 2010, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2011	$26,494
2012	27,752
2013	29,070
2014	30,451
2015	31,898
Thereafter	33,413

Total	$179,078

Note 5 - Stockholders’ Equity

On December 7, 2009, March 9, 2010, May 20, 2010 and September 3, 2010 a $0.01 per share cash distribution/dividend was declared, paid January 4, 2010, April 14, 2010, July 8, 2010 and September 30, 2010.  On December 4, 2008, a $.02 per share quarterly dividend was declared and paid January 2, 2009.  On March 9, May 22, and September 7, 2009, a $.01 per share dividend was declared, and paid on April 13, July 8, and October 5, 2009, respectively.

On December 6, 2010 a $0.01 quarterly cash distribution and a $0.02 special distribution was declared and paid January 5, 2011.

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

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 6 - Stock Options (Continued)

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over five years.  The options granted are exercisable within a 10 year period from the date of grant.  All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through November 28, 2016.  The range of exercise prices of options outstanding at November 30, 2010 are $0.46 to $1.38.

During fiscal 2010 and 2009 there were no options granted or exercised.  Activity under the Plan during the two years ended November 30 is as follows:

	2010		2009
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	368,373	$1.156	369,373	$1.156
Forfeited	-	-	(1,000)	1.150
Outstanding at end of year	368,373	$1.156	368,373	$1.156

Options Outstanding				Options Exercisable
Range of exercise price	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price	Options exercisable	Weighted average exercise price

$0.46	7,973	3.0	$0.460	7,973	$0.460
$0.60	10,000	3.67.20	$0.600	10,000	$0.600
$0.88 - $0.97	61,900	4.2	$0.938	61,900	$0.938
$0.86	20,000	5.5	$0.860	20,000	$0.860
$1.15 - $1.27	68,500	5.0	$1.22	68,500	$1.220
$0.97	20,000	6.0	$0.970	20,000	$0.970
$1.25 - $1.38	180,000	6.0	$1.322	--	--
	368,373		$1.156	188,373	$0.998

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 6 - Stock Options (Continued)

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.46 as of the last business day of the period ended November 30, 2010.  There were no options exercised in 2010 or 2009.

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/10	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/10	Exercise Price	Intrinsic Value
368,373	5.30	$1.16	$-	188,373	$1.00	$-

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan of $9,948 and $10,177 for the years ended November 30, 2010 and 2009, respectively.

Note 7 - Commitments

The Company rents its Corporate office and Company-owned store locations under leases which require it to pay real estate taxes, insurance and general repairs and maintenance.  The Corporate office lease was extended through September 30, 2018. The first option to renew the Company-owned store lease was executed on January 1, 2007 for a term of five years with one additional five year renewal option available that has not yet been exercised as the Company is exploring various options.  On December 31, 2009 the lease and sub-leases for the Lincoln Nebraska location ended and the lease period extension was not exercised by the Company.  Rent expense for the years ended November 30, 2010 and 2009 was $156,836 and $165,334, net of sublease income of $5,825 and $107,203, respectively.  Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2010, future minimum annual rental commitments under leases are as follows:

Year Ending November 30:
2011	$149,062
2012	101,484
2013	110,434
2014	113,709
2015	116,983
Thereafter	370,297

Total	$961,969

Index

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2010 and 2009

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions.  Company contributions are discretionary.  The Company did not make a contribution in 2010 or 2009.

Note 9 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems, so as to reflect a truer segment income stream and asset relationship, as the business is focused on the franchise division.

The following table presents segment information for the years ended November 30, 2010 and 2009:

	Net Revenues		Operating Income (Loss)
	2010	2009	2010	2009
Company Store Operations	$542,285	$747,526	$(137,274)	$(198,093)
Franchise Operations and Licensing Fees	2,371,456	2,425,379	1,434,622	(993,097)
	$2,913,741	$3,172,905	$1,297,348	$(1,191,190)
Corporate Expenses			(885,834)	(878,828)
Interest Income, Net of Interest Expense			(1,986)	4,075
Net Income (Loss) before provision for taxes			409,528	(2,065,943)
Deferred tax expense			-	252,000
Net Income (Loss)			$409,528	$(2,317,943)

Operating Segment Data

	Identifiable Assets	Capital and Intangible Expenditures	Depreciation and Amortization	Goodwill and Other Intangible Impairment
Year Ended November 30, 2010:
Company Store Operations	$49,126	$4,714	$5,911	$-
Franchise Operations (other than goodwill)	672,169	17,255	11,533
Definite Lived Intangible Assets	80,309	11,475	10,960
Goodwill and Other Intangible Assets	1,936,056	7,325
	$2,737,660	$40,769	$28,404	$-

Year Ended November 30, 2009:
Company Store Operations	$57,424	$-	$4,246	$-
Franchise Operations (other than goodwill)	373,911	1,150	17,051
Definite Lived Intangible Assets	79,794	3,404	9,934
Goodwill and Other Intangible Assets	1,928,731	21,350		2,399,057
	$2,439,860	$25,904	$31,231	$2,399,057

Reconciliation to Total Assets as Reported		2010	2009
Assets-Total reportable segments - Identifiable assets		$2,737,660	$2,439,860
Unallocated Amounts
Cash		1,242,937	1,284,274
Prepaid expenses and other current assets		89,993	105,981
Total Consolidated Assets		$4,070,590	$3,830,115

There were no sales to any individual customer during either year that represented 10% or more of net sales.

Index

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2010 and 2009, and through the date of this Current Report, there were: (1) no disagreements between the Company and Frank L. Sassetti & Co. on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting
.
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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2010.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2010.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act.  In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2010 and 2009 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2010	249,831	33,898	-	-	-	-	-	283,729
President and CEO	2009	249,831	-	-	-	-	-	-	249,831

Michael K. Murtaugh	2010	187,380	25,424	-	-	-	-	-	212,804
Vice President and General Counsel	2009	187,380	-	-	-	-	-	-	187,380

Jeffrey M Gorden	2010	133,686	-	-	-	-	-	-	133,686
Chief Financial Officer	2009	133,686	5,350	-	-	-	-	-	139,036

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2010:

Index

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	20,000		-	.97	2015
President and CEO	20,000		-	1.27	2016
		50,000	-	1.38	2016

Michael K. Murtaugh	20,000		-	.97	2015
Vice President and General Counsel	20,000		-	1.27	2016
		50,000	-	1.38	2016

Jeffrey M Gorden	1,833		-	.46	2014
Chief Financial Officer	6,000		-	.88	2015
	5,000		-	1.15	2015
		25,000	-	1.25	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

Jeffrey M Gorden	-	-	-	-
Chief Financial Officer	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2010:

Index

DIRECTOR COMPENSATION
Compensation for fiscal year ended November 30, 2010

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

Index

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 11, 2011 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 11, 2011 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,534,690(1)(2)(3)	20.72

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,189,276(1)(4)(5)	16.06

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	44,945(6)	.61

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000(7)	.54

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932(8)	.47

All executive officers and directors as a group (5 persons)	2,843,843(1)(2)(3)(4)(5)(6)(7)(8)	38.40

(1) Includes 40,000 stock options fully exercisable as of 2/11/11.
(2) Includes 3,500 shares inherited by spouse.
(3) Includes 62,222 shares held by children.
(4) Includes 22,222 shares held by children.
(5) Includes 5,004 shares held in an IRA.
(6) Includes 12,833 stock options fully exercisable as of 2/11/11.
(7) Includes 30,000 stock options fully exercisable as of 2/11/11.
(8) Includes 20,000 stock options fully exercisable as of 2/11/11.

Index

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

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Frank L. Sassetti & Co., certified public accountants, for 2010 audit and tax services.

The audit reports of Frank L. Sassetti & Co. on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Frank L. Sassetti & Co. in fiscal 2010 amounted to $62,200.  Fees for audit services provided by Frank L. Sassetti & Co. for fiscal 2009 amounted to $62,300.

Tax compliance services were provided by Frank L. Sassetti & Co. for 2010 and 2009 with fees billed in the amount of $12,200.

During the years ended November 30, 2010 and 2009, Frank L. Sassetti & Co. did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2010 and 2009 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2010 and 2009 are reported on by Frank L. Sassetti and Co.  These statements are prepared in accordance with United States GAAP.
(2)	Financial Statement Schedules - none
.
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

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)
Dated: February 24, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 24, 2011
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2011
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 24, 2011
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 24, 2011
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 24, 2011
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