Form 10-Q
period 2011-02-28
BAB, INC.
filed 2011-04-12
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 28, 2011
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

As of April 01, 2011, BAB, Inc. had 7,263,508 shares of Common Stock outstanding.

PART I
ITEM 1.                      FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheets

	February 28, 2011	November 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$1,189,271	$1,242,937
Restricted cash	250,649	257,395
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $29,099 in 2011 and $26,787 in 2010 )	95,038	130,252
Marketing fund contributions receivable from franchisees and stores	21,376	19,184
Inventories	34,208	34,105
Prepaid expenses and other current assets	83,205	89,993
Total Current Assets	1,673,747	1,773,866

Property, plant and equipment (net of accumulated depreciation of $597,186 in 2011 and $592,851 in 2010)	28,024	32,359
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $32,161 in 2011 and $29,072 in 2010)	78,121	80,309
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,290,201	2,296,724
Total Assets	$3,963,948	$4,070,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$26,494	$26,494
Accounts payable	41,481	36,949
Accrued expenses and other current liabilities	359,139	271,358
Unexpended marketing fund contributions	272,280	238,870
Deferred franchise fee revenue	130,000	100,000
Deferred licensing revenue	28,333	37,500
Total Current Liabilities	857,727	711,171

Long-term debt (net of current portion)	152,584	152,584
Total Liabilities	1,010,311	863,755

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2011 and November 30, 2010	13,508,257	13,508,257
Additional paid-in capital	979,876	977,389
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,311,715)	(11,056,030)
Total Stockholders' Equity	2,953,637	3,206,835
Total Liabilities and Stockholders' Equity	$3,963,948	$4,070,590

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended February 28, 2011 and 2010
(Unaudited)

	2011	2010
REVENUES
Royalty fees from franchised stores	$399,220	$407,615
Net sales by Company-owned stores	93,733	104,730
Franchise fees	84,300	25,000
Licensing fees and other income	142,359	110,236
Total Revenues	719,612	647,581

OPERATING EXPENSES
Store food, beverage and paper costs	32,862	29,742
Store payroll and other operating expenses	67,246	83,812
Selling, general and administrative expenses:
Payroll and payroll-related expenses	348,910	292,408
Occupancy	38,210	35,939
Advertising and promotion	16,957	16,350
Professional service fees	54,905	71,443
Travel expenses	10,683	10,275
Depreciation and amortization	7,423	6,101
Other	106,524	79,909
Total Operating Expenses	683,720	625,979
Income from operations	35,892	21,602
Interest income	1,090	1,579
Interest expense	(2,127)	(2,427)
Net Income	$34,855	$20,754

Net Income per share - Basic and Diluted	$0.005	$0.003

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,264,561	7,263,508
Cash dividends declared per share	$0.04	$0.01

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended February 28, 2011 and 2010
 (Unaudited)

	2011	2010
Operating activities
Net income	$34,855	$20,754
Depreciation and amortization	7,423	6,101
Provision for uncollectible accounts, net of recoveries	3,262	(3,537)
Share-based compensation	2,487	2,487
Changes in:
Trade accounts receivable and notes receivable	31,952	554
Restricted cash	6,747	81,144
Marketing fund contributions receivable	(2,192)	(1,358)
Inventories	(103)	3,781
Prepaid expenses and other	6,788	16,517
Accounts payable	4,532	(16,077)
Accrued liabilities	15,146	47,665
Unexpended marketing fund contributions	33,410	(27,860)
Deferred revenue	20,833	(12,916)
Net Cash Provided by Operating Activities	165,140	117,255

Investing activities
Capitalization of trademark renewals	(900)	(510)
Net Cash Used In Investing Activities	(900)	(510)

Financing activities
Payment of dividends	(217,906)	(72,635)
Net Cash Used In Financing Activities	(217,906)	(72,635)

Net (Decrease)/Increase in Cash	(53,666)	44,110

Cash, Beginning of Period	1,242,937	1,072,526
Cash, End of Period	$1,189,271	$1,116,636

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended February 28, 2011 and 2010
(Unaudited)

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At February 28, 2011, the Company had 100 franchise units, 7 licensed units and one Company-owned store in operation in 25 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops and through direct home delivery of specialty muffin gift baskets and coffee.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2010 which was filed February 24, 2011.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Stores Open, Licensed Units and Under Development

Company-owned store, franchised stores, licensed units and franchise units under development at February 28, 2011 are as follows:

Stores open:

Company-owned	1
Franchisees	100
Licensed	7
Under development	4
Total	112

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended February 28,
	2011	2010

Net income available to common shareholders	$34,855	$20,754

Weighted average outstanding shares - Basic	7,263,508	7,263,508

Earnings per Share - Basic	$0.005	$0.003

Effect of Dilutive common stock	1,053	-
Weighted average outstanding shares - Diluted	7,264,561	7,263,508

Earnings per Share - Diluted	$0.005	$0.003

360,400 and 368,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three months ended February 28, 2011 and 2010, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $179,078 represents a note payable to a former stockholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of February 28, 2011, 1,400,000 stock options were granted to directors, officers and employees.  As of February 28, 2011, there were 1,031,627 stock options exercised or forfeited under the Plan.

	3 Months Ended
	February 28, 2011	February 28, 2010
	Options	Options
Options Outstanding at beginning of period	368,373	369,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses in the Consolidated Statement of Operations for the Company’s stock option plan of approximately $2,000 for the three months ended February 28, 2011 and 2010.

As of February 28, 2011, there was approximately $7,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over a weighted average period of approximately 9 months.

5.  Stock Options (Continued)

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2011:

Options Outstanding				Options Exercisable
Outstanding at 2/28/2011	Wghtd. Avg. Remaining Life	Wghtd. Avg Exercise Price.	Aggregate Intrinsic Value	Exercisable at 2/28/2011	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	5.05	$1.16	$-	188,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.53 as of the last business day of the period ended February 28, 2011.  No options were exercised during the quarter ended February 28, 2011.

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
Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of this first fiscal quarter, February 28, 2011 and it was found that the carrying value of the goodwill and intangible assets was not impaired.

The impairment test performed at February 28, 2011 was based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets did not exceed their carrying value.

7. Segment Information

The following table presents segment information for the three months ended February 28, 2011 and 2010:

	Net Revenues		Operating Income (Loss)
	3 Months Ended February 28		3 Months Ended February 28
	2011	2010	2011	2010
Company Store Operations	129,359	$128,150	$(40,594)	$(49,661)
Franchise Operations and Licensing Fees	590,253	519,431	275,943	292,696
	$719,612	$647,581	$235,349	$243,035
Corporate Expenses			(199,457)	(221,433)
Interest Income, Net of Interest Expense			(1,037)	(848)
Net Income			$34,855	$20,754

Total segment assets were substantially unchanged for the three months ended February 28, 2011 as compared to November 30, 2010.

8.  Recent Accounting Pronouncements

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 28, 2011 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Equity

Included in accrued expenses and other liabilities is a distribution/dividend payable in the amount of $72,635 declared February 25, 2011 payable April 5, 2011.

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

General

The Company has 1 Company-owned store, 100 franchised and 7 licensed units at February 28, 2011.  Units in operation at February 28, 2010 included 1 Company-owned store, 102 franchised and 3 licensed units.  System-wide revenues for the three months ended February 28, 2011 were $8.3 million as compared to February 28, 2010 which were $8.4 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros., Braeda Café, Kaleidoscoops and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop revenue.  The Sign Shop provides the majority of signage, which includes but is not limited to posters, menu panels, build charts, outside window stickers and counter signs to franchisees and the Company-owned store to provide consistency and convenience.

Royalty fees from franchised stores represent a 5% fee on net retail and wholesale sales of franchised units.  Royalty revenues are recognized on an accrual basis using actual franchise receipts.  Generally, franchisees report and remit royalties on a weekly basis.  The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the month-end.  Estimates are utilized in certain instances where actual numbers have not been received and such estimates are based on the average of the last 10 weeks’ actual reported sales.

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

As of February 28, 2011, the Company employed 23 persons, consisting of 8 working in the Company-owned store, of which 7 are part-time employees, and 13 full-time and 2 part-time employees located at the Corporate office.  The employees at the Corporate office are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2011 versus Three Months Ended February 28, 2010

For the three months ended February 28, 2011 and 2010, the Company reported net income of $35,000 and $21,000, respectively.  Total revenue of $720,000 increased $72,000, or 11.1%, for the three months ended February 28, 2011, as compared to total revenue of $648,000 for the three months ended February 28, 2010.

Royalty fee revenue of $399,000, for the quarter ended February 28, 2011, decreased $9,000, or 2.2%, from $408,000 for quarter ended February 28, 2010.  The Company had 100 franchise locations at February 28, 2011 as compared to 102 locations at February 28, 2010, which accounted for the decrease in royalties.

Franchise fee revenue of $84,000, for the quarter ended February 28, 2011, increased $59,000 from $25,000 for the quarter ended February 28, 2010.  Three stores opened and three stores transferred during the first quarter 2011 compared to one store opening in 2010.

Licensing fee and other income of $142,000, for the quarter ended February 28, 2011, increased $32,000, or 29.1%, from $110,000 for the quarter ended February 28, 2010.  Franchise settlement and franchise audit adjustment fee revenue increased $18,000 in 2011, Sign Shop revenue increased $17,000 and license fee revenue increased $2,000, offset by a decrease in rental income from the closed Lincoln facility of $5,000 compared to same period in 2010.

Company-owned store sales of $94,000 for the quarter ended February 28, 2011, decreased $11,000, or 10.5%, from $105,000 for the quarter ended February 28, 2010.

Total operating expenses of $684,000 increased $58,000, or 9.6%, for the quarter ended February 28, 2011, from $626,000 in 2010.  The $58,000 increase in total operating expenses was primarily due to a $57,000 increase in payroll and payroll taxes related to Christmas bonuses.  Other changes included an increase in bad debt reserve of $7,000 and an increase in SG&A of $17,000, which was primarily for Sign Shop expense of $12,000 and a decrease in Marketing Fund allocations of $5,000. There were also increases in franchise development of $3,000 and rent and utilities of $2,000, offset by a reduction in professional fees of $16,000 primarily due to a decrease in legal fees and a decrease in Company-owned store expenses of $12,000 compared to the same period in 2010.

Interest income of $1,000 decreased $1,000, or 50%, for the quarter ended February 28, 2011, from $2,000 for the same period in 2010.  Lower interest rates resulted in the lower interest income.

Interest expense was $2,000 for quarters ended February 28, 2011 and 2010.

Net income per share, as reported for basic and diluted outstanding shares for three months ended February 28, 2011and 2010 was $0.005 and $0.003, respectively.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $165,000 for the three months ended February 28, 2011, versus cash provided by operating activities of $117,000 for the same period in 2010. Cash provided by operating activities principally represents net income of $35,000, plus depreciation and amortization of $7,000, provision for uncollectible accounts of $3,000 and share-based compensation of $2,000 plus changes in accounts and notes receivable of $32,000, restricted cash of $7,000, prepaid expenses and other assets of $7,000, accounts payable of $5,000, accrued liabilities of $15,000, unexpended Marketing Fund contributions of $33,000 and deferred revenue of $21,000, less changes in trade Marketing Fund contributions receivable of $2,000.  Operating activities in 2010 provided cash of $117,000, represented by a net income of $21,000, plus changes in depreciation and amortization of $6,000, share-based compensation of $2,000 less provision for uncollectible accounts of $4,000, plus changes in accounts and notes receivable of $1,000, restricted cash of $81,000, inventories of $4,000, prepaid expenses and other assets of $17,000 and accrued liabilities of $48,000, less changes in Marketing Fund contributions receivable of $1,000, accounts payable of $16,000, unexpended Marketing Fund contributions of $28,000 and deferred revenue of $13,000.

Cash used in investing activities during the three months ended February 28, 2011 and 2010 was $1,000 for trademark renewal expenditures.

Financing activities used $218,000 and $73,000 for the three months ended February 28, 2011 and 2010, respectively for payment of cash distributions/dividends.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividends will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors.  Due to the general economic downturn and its impact on the Company, there can be no assurance that the Company will generate sufficient earnings to pay out cash distributions/dividends.  The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis
Included in accrued expenses and other liabilities is a distribution/dividend payable in the amount of $72,635 declared February 25, 2011 payable April 5, 2011.

The Company believes that for tax purposes the cash distribution declared in 2011 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two.  Determination of whether it is a cash distribution, cash dividend or combination of the two will not be determined until after December 31, 2011, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2011.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 28, 2011 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2010, filed with the Securities and Exchange Commission on February 24, 2011.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2011 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: April 12, 2011	/s/ Jeffrey M. Gorden
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