Form 10-Q
period 2011-05-31
BAB, INC.
filed 2011-07-12
CIK 1123596

 FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: May 31, 2011

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

As of June 17, 2011, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.                FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	May 31, 2011	November 30, 2010
	(Unaudited)
ASSETS
Current Assets
Cash	$1,229,256	$1,242,937
Restricted cash	304,334	257,395
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $32,725 in 2011 and $26,787 in 2010 )	114,029	130,252
Marketing fund contributions receivable from franchisees and stores	18,263	19,184
Inventories	31,863	34,105
Prepaid expenses and other current assets	78,738	89,993
Total Current Assets	1,776,483	1,773,866

Property, plant and equipment (net of accumulated depreciation of $597,271in 2011 and $592,851 in 2010)
Assets held for sale	13,511	-
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $35,294in 2011 and $29,072 in 2010)	75,296	80,309
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,284,445	2,296,724
Total Assets	$4,060,928	$4,070,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$26,494	$26,494
Accounts payable	31,839	36,949
Accrued expenses and other current liabilities	343,845	271,358
Unexpended marketing fund contributions	322,955	238,870
Deferred franchise fee revenue	136,500	100,000
Deferred licensing revenue	19,167	37,500
Total Current Liabilities	880,800	711,171

Long-term debt (net of current portion)	152,584	152,584
Total Liabilities	1,033,384	863,755

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized;8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2011 and November 30, 2010	13,508,257	13,508,257
Additional paid-in capital	982,363	977,389
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,240,295)	(11,056,030)
Total Stockholders' Equity	3,027,544	3,206,835
Total Liabilities and Stockholders' Equity	$4,060,928	$4,070,590

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended May 31, 2011 and 2010
(Unaudited)

	3 months ended May 31,		6 months ended May 31,
	2011	2010	2011	2010
REVENUES
Royalty fees from franchised stores	$463,424	$449,936	$862,644	$857,551
Net sales by Company-owned stores	105,962	116,138	199,695	220,868
Franchise fees	60,000	-	144,300	25,000
Licensing fees and other income	163,383	143,715	305,742	253,951
Total Revenues	792,769	709,789	1,512,381	1,357,370

OPERATING EXPENSES
Store food, beverage and paper costs	36,291	34,321	69,153	64,063
Store payroll and other operating expenses	65,605	68,194	132,851	152,006
Selling, general and administrative expenses:
Payroll and payroll-related expenses	316,012	301,616	664,922	594,024
Occupancy	47,807	36,725	86,017	72,664
Advertising and promotion	18,900	17,912	35,857	34,262
Professional service fees	17,969	33,308	72,874	104,751
Travel	12,143	10,526	22,826	20,801
Depreciation and amortization	6,963	6,951	14,386	13,052
Other	125,853	88,682	232,377	168,591
Total Operating Expenses	647,543	598,235	1,331,263	1,224,214
Income from operations	145,226	111,554	181,118	133,156
Interest income	958	1,414	2,048	2,993
Interest expense	(2,127)	(2,427)	(4,254)	(4,854)
Income before provision for income taxes	144,057	110,541	178,912	131,295
Provision (benefit) for income taxes
Current tax (benefit)	-	-	-	-
Deferred tax (benefit)	-	-	-	-
	-	-	-	-
Net Income	$144,057	$110,541	$178,912	$131,295

Net Income per share - Basic and Diluted	0.02	0.02	0.02	0.02

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	1,437	-	732	-
Weighted average shares outstanding - Diluted	7,264,945	7,263,508	7,264,240	7,263,508
Cash distributions declared per share	$0.01	$0.02	$0.05	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended May 31, 2011 and 2010
 (Unaudited)

	2011	2010
Operating activities
Net income	$178,912	$131,295
Depreciation and amortization	14,386	13,052
Provision for uncollectible accounts, net of recoveries	9,480	(11,604)
Share-based compensation	4,974	4,974
Changes in:
Trade accounts receivable and notes receivable	6,743	(5,690)
Restricted cash	(46,939)	(1,572)
Marketing fund contributions receivable	921	(2,269)
Inventories	2,242	5,149
Prepaid expenses and other	11,255	31,694
Accounts payable	(5,110)	13,884
Accrued liabilities	72,487	3,850
Unexpended marketing fund contributions	84,085	18,878
Deferred revenue	18,167	30,167
Net Cash Provided by Operating Activities	351,603	231,808

Investing activities
Purchase of equipment	(898)	(21,237)
Capitalization of trademark renewals	(1,209)	(1,410)
Net Cash Used In Investing Activities	(2,107)	(22,647)

Financing activities
Cash distributions/dividends	(363,177)	(145,270)
Net Cash Used In Financing Activities	(363,177)	(145,270)

Net (Decrease)/Increase in Cash	(13,681)	63,891

Cash, Beginning of Period	1,242,937	1,072,526
Cash, End of Period	$1,229,256	$1,136,417

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$13,655	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended May 31, 2011 and 2010
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc has four wholly owned subsidiaries: BAB Systems, Inc. (“Systems”); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At May 31, 2011, the Company had 98 franchise units, 7 licensed units and one Company-owned store in operation in 25 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Stores Open and Under Development

Stores which are open or under development at May 31, 2011 are as follows:

Stores open:

Company-owned	1
Franchisees	98
Licensed	7
Under development	5
Total	111

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended May 31,		6 months ended May 31,
	2011	2010	2011	2010
Numerator:
Net income available to common shareholders	$144,057	$110,541	$178,912	$131,295

Denominator:
Weighted average outstanding shares - basic	7,263,508	7,263,508	7,263,508	7,263,508

Earnings per Share - Basic	0.02	0.02	0.02	0.02

Effect of dilutive common stock	1,437	-	732	-

Weighted average outstanding shares	7,264,945	7,263,508	7,264,240	7,263,508

Earnings per Share - Diluted	0.02	0.02	0.02	0.02

360,400 and 368,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and six months ended May 31, 2011and 2010, respectively, because their inclusion  would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $179,078 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of May 31, 2011, 1,400,000 stock options were granted to directors, officers and employees.  As of May 31, 2011, there were 1,031,627 stock options exercised or forfeited under the Plan.

	6 Months Ended
	May 31, 2011	May 31, 2010
	Options	Options
Options Outstanding at beginning of period	368,373	369,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	369,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $5,000 for the six months ended May 31, 2011 and 2010.

As of May 31, 2011, there was approximately $5,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over the balance of this fiscal year.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2011:

Options Outstanding				Options Exercisable
Outstanding at 5/31/2011	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 5/31/2011	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	4.80	$1.16	$-	188,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.65 as of the last business day of the period ended May 31, 2011.  No options were exercised during the quarter ended May 31, 2011.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of fiscal quarter, February 28, 2011 and it was found that the carrying value of the goodwill and intangible assets was not impaired.  No events or circumstances occurred in the second quarter of 2011 to indicate that an impairment test was necessary.

The impairment test performed at February 28, 2011 was based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets did not exceed their carrying value.

7. Segment Information

The following table presents segment information for the six months ended May 31, 2011 and 2010:

	Net Revenues		Operating Income
	6 Months Ended May 31		6 Months Ended May 31
	2011	2010	2011	2010
Company Store Operations	274,211	$263,306	$(69,227)	$(73,321)
Franchise Operations and Licensing Fees	1,238,170	1,094,064	643,423	649,047
	$1,512,381	$1,357,370	$574,196	$575,726
Corporate Expenses			(393,078)	(442,570)
Interest Income, Net of Interest Expense			(2,206)	(1,861)
Net Income			$178,912	$131,295

Total segment assets were substantially unchanged for the six months ended May 31, 2011 as compared to November 30, 2010.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2011 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Equity

Included in accrued expenses and other liabilities is a distribution/dividend payable in the amount of $72,635 declared May 23, 2011 payable July 6, 2011.

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

General

The Company has 1 Company-owned store, 98 franchised and 7 licensed units at May 31, 2011.  Units in operation at May 31, 2010 included 1 Company-owned store, 99 franchised and 4 licensed units.  System-wide revenues for the six months ended May 31, 2011 were $17.9 million as compared to May 31, 2010 which were $17.7 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees, from the operation of the Company-owned store and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros., Braeda Café, Kaleidoscoops, Green Beans Coffee, Sodexo and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop revenue.  The Sign Shop provides the majority of signage, which includes but is not limited to posters, menu panels, build charts, outside window stickers and counter signs to franchisees and the Company-owned store to provide consistency and convenience.

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

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix, scoop and bake muffin batter and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

As of May 31, 2011, the Company employed 23 persons, consisting of 8 working in the Company-owned store, of which 7 are part-time employees, and 13 full-time and 2 part-time employees located at the Corporate office.  The employees at the Corporate office are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2011 versus Three Months Ended May 31, 2010

For the three months ended May 31, 2011 and 2010, the Company reported net income of $144,000 and $111,000, respectively.  Total revenue of $793,000 increased $83,000, or 11.7%, for the three months ended May 31, 2011, as compared to total revenue of $710,000 for the three months ended May 31, 2010.

Royalty fee revenue of $463,000, for the quarter ended May 31, 2011, increased $13,000, or 2.9%, from the $450,000 for quarter ended May 31, 2010.  The Company had 98 franchise locations at May 31, 2011 as compared to 99 locations at May 31, 2010.  The slight increase in royalty revenue is primarily due to the slowly improving economy.

Franchise fee revenue for the three months ended May 31, 2011 was $60,000 versus none in the same three month period last year.  Two stores opened and two transferred in the current quarter.

Licensing fee and other income of $163,000, for the quarter ended May 31, 2011, increased $19,000, or 13.2%, from $144,000 for the quarter ended May 31, 2010. Sign Shop revenues increased $20,000 and license fee revenue increased $18,000, offset by a decrease of $18,000 in default/settlement fee revenue in 2011 compared to 2010.

Company-owned store sales of $106,000, for the quarter ended May 31, 2011, decreased $10,000, or 8.6%, from $116,000 for the quarter ended May 31, 2010.

Total operating expenses of $648,000 increased $50,000, or 8.3%, for the quarter ended May 31, 2011, from $598,000 in 2010.  The $50,000 increase in total operating expenses in the three months ending May 31, 2011 as compared to same period 2010 was primarily due to a $14,000 increase in bad debt expense, a $14,000 increase in payroll expense primarily due to a change in Marketing Fund allocations, an $11,000 increase in occupancy expense due to the renewal of the Corporate lease, an increase of $20,000 for Sign Shop cost of sales and an increase in franchise development and supplies of $4,000.  The expenses were offset by a $15,000 decrease in legal fees for franchising and Corporate activity.

Interest income of $1,000 for May 31, 2011 remained the same as prior year same period.

Interest expense of $2,000 for May 31, 2011 remained the same as prior year same period.

Net income per share, as reported for basic and diluted outstanding shares for three months ended May 31, 2011 and May 31, 2010 was $0.02 per share.

Six Months Ended May 31, 2011 versus Six Months Ended May 31, 2010

For the six months ended May 31, 2011, the Company reported net income of $179,000 versus $131,000 for the same period in 2010.  Total revenue of $1,512,000 increased $155,000, or 11.4%, for the six months ended May 31, 2011, as compared to total revenue of $1,357,000 for the six months ended May 31, 2010.

Royalty fee revenue of $863,000, for the six months ended May 31, 2011, increased $5,000, or 0.6%, from $858,000 for the six months ended May 31, 2010.  The Company had 98 franchise locations at May 31, 2011 as compared to 99 locations at May 31, 2010.  Franchise sales increased slightly due to the slightly improving economy.

Franchise fee revenue of $144,000, for the six months ended May 31, 2011, increased $119,000 from $25,000 for the six months ended May 31, 2010.  Five stores opened and five transferred during the six months ended May 31, 2011, versus just one store opening in the same period of 2010.

Licensing fee and other income of $306,000, for the six months ended May 31, 2011, increased $52,000, or 20.5%, from $254,000 for the six months ended May 31, 2010.  Sign Shop revenue increased $37,000 and license revenue increased $21,000.

Company-owned store sales of $200,000, for the six months ended May 31, 2011, decreased $21,000, or 9.5%, from $221,000 for the same period of 2010.

Total operating expenses of $1,331,000 increased $107,000 or 37.3%, for the six months ended May 31, 2011 from $1,224,000 in 2010.  The $107,000 increase in total operating expenses was primarily due to an increase in payroll and payroll taxes of $71,000 due to employee bonuses and a change in Marketing Fund allocations, an increase in occupancy expense of $13,000 due to renewal of the Corporate lease and increase in SG&A of $63,000 which includes an increase in Sign Shop cost of sales of $33,000, an increase in bad debt of $21,000 and a $10,000 change in expenses allocated to the Marketing Fund.  The increases in operating expenses were offset by $32,000 in lower professional fees due to reduced legal fees for both franchise operations and Corporate activity and a reduction of $14,000 due to the termination of the Lincoln, NE property lease (terminated December 31, 2009).

Interest income of $2,000 decreased $1,000, for the six months ended May 31, 2010, from $3,000 for the same period in 2010.  Lower interest rates resulted in the lower interest income.

Interest expense for the six months ended May 31, 2011 was $4,000 versus $5,000 in 2010.  This was due to a lower principal balance in 2011.

Net income per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2011 and 2010 was $0.02.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $352,000 for the six months ended May 31, 2011, versus cash provided by operating activities of $232,000 for the same period in 2010. Cash provided by operating activities principally represents net income of $179,000, increased by depreciation and amortization of $14,000, provision for uncollectible accounts of $9,000, share-based compensation of $5,000, trade accounts and notes receivable of $7,000, Marketing Fund contributions receivable of $1,000, inventories of $2,000, prepaid expenses and other assets of $11,000, accrued liabilities of $72,000, unexpended Marketing Fund contributions of $84,000 and deferred revenue of $18,000, and decreased by restricted cash of $47,000 and accounts payable of $5,000.  Operating activities in 2010 provided cash of $232,000, represented by net income of $131,000, increased by depreciation and amortization of $13,000, share-based compensation of $5,000, inventories of $5,000, prepaid expenses and other assets of $32,000, accounts payable of $14,000, accrued liabilities of $4,000, unexpended Marketing Fund contributions of $19,000 and deferred revenue of $30,000, and decreased by the provision for uncollectible accounts of $12,000, trade accounts and notes receivable of $6,000, restricted cash of $2,000 and Marketing Fund contributions receivable of $2,000.

Cash used in investing activities during the six months ended May 31, 2011 totaled $2,000.  Cash used during 2010 totaled $23,000 for equipment purchases of $21,000 and trademark renewal expenditures of $2,000.

Financing activities used $363,000 for the six months ended May 31, 2011, for payment of cash distributions.  Financing activities for 2010 used $145,000 also for the payment of cash dividends.

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

Included in accrued expenses and other liabilities is a distribution/dividend payable in the amount of $72,635 declared May 23, 2011, payable July 6, 2011.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2011 that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2010, filed with the Securities and Exchange Commission on February 24, 2011.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no significant interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2011 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 12, 2011	/s/ Jeffrey M. Gorden
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