Form 10-Q
period 2011-08-31
BAB, INC.
filed 2011-10-11
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2011
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  x    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.
Large accelerated filer ☐        Accelerated filer ☐
Non-accelerated filer ☐     (Do not check if a smaller reporting company)      Smaller reporting company  ☒

Indicate by checkmark whether the registrant is a shell company.   Yes ☐   No ☒

As of October 2, 2011, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Other Information

Item 5	Exhibits

SIGNATURE

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	August 31,	November 30,
	2011	2010
	(Unaudited)
ASSETS
Current Assets
Cash	$1,274,429	$1,242,937
Restricted cash	344,330	257,395
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $32,291 in 2011 and $26,787 in 2010 )	99,629	130,252
Marketing fund contributions receivable from franchisees and stores	13,289	19,184
Inventories	32,916	34,105
Prepaid expenses and other current assets	112,986	89,993
Total Current Assets	1,877,579	1,773,866

Property, plant and equipment (net of accumulated depreciation of $599,876 in 2011 and $592,851 in 2010)	10,314	32,359
Assets held for sale	13,511	-
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $38,445 in 2011 and $29,072 in 2010)	73,114	80,309
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,280,995	2,296,724
Total Assets	$4,158,574	$4,070,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$26,494	$26,494
Accounts payable	52,338	36,949
Accrued expenses and other current liabilities	310,753	271,358
Unexpended marketing fund contributions	354,489	238,870
Deferred franchise fee revenue	151,500	100,000
Deferred licensing revenue	10,000	37,500
Total Current Liabilities	905,574	711,171

Long-term debt (net of current portion)	152,584	152,584
Total Liabilities	1,058,158	863,755

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2011 and November 30, 2010	13,508,257	13,508,257
Additional paid-in capital	984,850	977,389
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,169,910)	(11,056,030)
Total Stockholders' Equity	3,100,416	3,206,835
Total Liabilities and Stockholders' Equity	$4,158,574	$4,070,590

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended August 31, 2011 and 2010
(Unaudited)

	3 months ended August 31,		9 months ended August 31,
	2011	2010	2011	2010
REVENUES
Royalty fees from franchised stores	$445,287	$434,878	$1,307,931	$1,292,429
Franchise fees	5,000	40,000	149,300	65,000
Licensing fees and other income	117,830	159,368	423,572	413,319
Net sales by Company-owned stores	101,889	113,728	301,584	334,596
Total Revenues	670,006	747,974	2,182,387	2,105,344

OPERATING EXPENSES
Store food, beverage and paper costs	33,683	35,968	102,836	100,031
Store payroll and other operating expenses	54,645	69,422	186,867	220,599
Selling, general and administrative expenses:
Payroll and payroll-related expenses	312,722	309,308	977,644	903,332
Occupancy	44,312	36,451	130,329	109,115
Advertising and promotion	18,953	18,383	54,810	52,645
Professional service fees	37,314	35,920	110,188	140,671
Travel	13,050	10,478	36,140	31,280
Depreciation and amortization	5,756	7,571	20,142	20,623
Other	72,917	95,763	305,659	265,182
Total Operating Expenses	593,352	619,264	1,924,615	1,843,478
Income from operations	76,654	128,710	257,772	261,866
Interest income	857	1,832	2,905	4,825
Interest expense	(2,126)	(2,427)	(6,380)	(7,281)
Income before provision for income taxes	75,385	128,115	254,297	259,410
Provision for income taxes
Current tax	5,000	-	5,000	-
Net Income	$70,385	$128,115	$249,297	$259,410

Net Income per share - Basic and Diluted	0.01	0.02	0.03	0.04

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	3,640	-	1,457	-
Weighted average shares outstanding - Diluted	7,267,148	7,263,508	7,264,965	7,263,508
Cash distributions declared per share	$-	$-	$0.05	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2011 and 2010
(Unaudited)

	2011	2010
Operating activities
Net income	$249,297	$259,410
Depreciation and amortization	20,142	20,623
Provision for uncollectible accounts, net of recoveries	9,971	13,533
Share-based compensation	7,461	7,461
Changes in:
Trade accounts receivable and notes receivable	20,652	(51,895)
Restricted cash	(86,935)	(34,418)
Marketing fund contributions receivable	5,895	(5,287)
Inventories	1,189	4,736
Prepaid expenses and other	(22,993)	(6,740)
Accounts payable	15,389	(12,899)
Accrued liabilities	39,395	26,629
Unexpended marketing fund contributions	115,619	54,744
Deferred revenue	24,000	51,250
Net Cash Provided by Operating Activities	399,082	327,147

Investing activities
Purchase of equipment	(2,235)	(21,969)
Capitalization of trademark renewals	(2,178)	(1,810)
Net Cash Used In Investing Activities	(4,413)	(23,779)

Financing activities
Cash distributions/dividends	(363,177)	(217,905)
Net Cash Used In Financing Activities	(363,177)	(217,905)

Net Increase in Cash	31,492	85,463

Cash, Beginning of Period	1,242,937	1,072,526
Cash, End of Period	$1,274,429	$1,157,989

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$20,416	$-

SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended August 31, 2011 and 2010
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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At August 31, 2011, the Company had 97 franchise units, 8 licensed units and one Company-owned store in operation in 26 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Locations Open and Under Development

Locations which are open or under development at August 31, 2011 are as follows:

Company-owned	1
Franchisees	97
Licensed	8
Under development	6
Total	112

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	3 months ended August 31,		9 months ended August 31,
	2011	2010	2011	2010
Numerator:
Net income available to common shareholders	$70,385	$128,115	$249,297	$259,410

Denominator:
Weighted average outstanding shares - basic	7,263,508	7,263,508	7,263,508	7,263,508

Earnings per Share - Basic	0.01	0.02	0.03	0.04

Effect of dilutive common stock	3,640	-	1,457	-

Weighted average outstanding shares	7,267,148	7,263,508	7,264,965	7,263,508

Earnings per Share - Diluted	0.01	0.02	0.03	0.04

350,400 and 368,373 potential shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share for the three and nine months ended August 31, 2011and 2010, respectively, because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $179,078 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of August 31, 2011, 1,400,000 stock options were granted to directors, officers and employees.  As of August 31, 2011, there were 1,031,627 stock options exercised or forfeited under the Plan.

	9 Months Ended
	August 31, 2011	August 31, 2010
	Options	Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Condensed Consolidated Statement of Operations for the Company’s stock option plan of approximately $7,000 for the nine months ended August 31, 2011 and 2010.

As of August 31, 2011, there was approximately $2,000 of total unrecognized compensation cost related to non-vested stock option compensation arrangements granted under the incentive plan.  That cost is to be recognized over the balance of this fiscal year.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2011:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 8/31/2011	Remaining Life	Exercise Price	Intrinsic Value	at 8/31/2011	Exercise Price	Intrinsic Value
368,373	4.55	$1.16	$-	188,373	$1.00	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.69 as of the last business day of the period ended August 31, 2011.  No options were exercised during the quarter ended August 31, 2011.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of fiscal quarter, February 28, 2011 and it was found that the carrying value of the goodwill and intangible assets was not impaired.  No events or circumstances occurred in the third quarter of 2011 to indicate that an impairment test was necessary.

The impairment test performed at February 28, 2011 was based on a discounted cash flow model using management’s business plans projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets was in excess of the carrying value.

7. Segment Information

The following table presents segment information for the nine months ended August 31, 2011 and 2010:

	Net Revenues		Operating Income
	9 Months Ended August 31		9 Months Ended August 31
	2011	2010	2011	2010
Company Store Operations	392,947	$397,198	$(94,236)	$(111,421)
Franchise Operations and Licensing Fees	1,789,440	1,708,146	936,053	1,010,919
	$2,182,387	$2,105,344	$841,817	$899,498
Corporate Expenses			(589,046)	(637,632)
Interest Income, Net of Interest Expense			(3,474)	(2,456)
Net Income			$249,297	$259,410

Total segment assets were substantially unchanged for the nine months ended August 31, 2011 as compared to November 30, 2010.

8.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-06, “Fair Value Measurements and Disclosure.”  This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (the revised standard), to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise the two-step goodwill test is not required.  ASU 2011-08 will be effective for year ended November 30, 2012.  Management is reviewing the specific provisions but does believe it will have an impact on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of the filing date that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Subsequent Events

On September 6, 2011 a cash distribution of $0.01 was declared, payable on October 4, 2011 to shareholders of record as of September 19, 2011.  The cash distribution will be $72,635.

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

General

The Company has 1 Company-owned store, 97 franchised and 8 licensed units at August 31, 2011.  Units in operation at August 31, 2010 included 1 Company-owned store, 97 franchised and 5 licensed units.  System-wide revenues for the nine months ended August 31, 2011 were $27.0 million as compared to August 31, 2010 which were $26.7 million.

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

As of August 31, 2011, the Company employed 26 persons, consisting of 9 working in the Company-owned store, of which 8 are part-time employees, and 13 full-time and 4 part-time employees located at the Corporate office.  The employees at the Corporate office are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2011 versus Three Months Ended August 31, 2010

For the three months ended August 31, 2011 and 2010, the Company reported net income of $70,000 and $128,000, respectively.  Total revenue of $670,000 decreased $78,000, or 10.4%, for the three months ended August 31, 2011, as compared to total revenue of $748,000 for the three months ended August 31, 2010.

Royalty fee revenue of $445,000, for the quarter ended August 31, 2011, increased $10,000, or 2.3%, from the $435,000 for quarter ended August 31, 2010.  The Company had 97 franchise locations at August 31, 2011 and 2010.  The slight increase in royalty revenue is primarily due to the slowly improving economy.

Franchise fee revenue of $5,000, for the quarter ended August 31, 2011, decreased $35,000, or 87.5%, compared to $40,000 in the same three month period last year.  There was one transfer in the third quarter 2011 versus one store opening and three transfers in the same period in 2010.

Licensing fee and other income of $118,000, for the quarter ended August 31, 2011, decreased $41,000, or 25.8%, from $159,000 for the quarter ended August 31, 2010.  Franchise settlement and audit adjustment revenues decreased $41,000 and Sign Shop revenue decreased $3,000, offset by an increase in license revenue of $3,000 in 2011 compared to same period in 2010.

Company-owned store sales of $102,000, for the quarter ended August 31, 2011, decreased $12,000, or 10.5%, from $114,000 for the quarter ended August 31, 2010, primarily due to the loss of a major employer in the area and the slow economy in the store’s Wisconsin location.

Total operating expenses of $593,000 decreased $26,000, or 4.2%, for the quarter ended August 31, 2011, from $619,000 in 2010.  The decrease in total operating expenses in 2011 as compared to same period 2010 was primarily due to a $9,000 decrease in bad debt expense, an $8,000 decrease in general operating business expense and a $6,000 decrease for franchise development because no stores were opened in the third quarter 2011.  Company-owned store expense decreased $17,000, $13,000 of which was a CAM adjustment, $2,000 was for a decrease in cost of goods sold and $2,000 for a decrease in repairs and maintenance.  The decrease in operating expenses was offset by an $8,000 increase to occupancy expense due to the renewal of the Corporate lease and a $4,000 increase in Corporate payroll expense primarily due to employment of summer interns in 2011.

Interest income of $1,000 for August 31, 2011 decreased $1,000, or 50% for the quarter ended August 31, 2011 compared to $2,000 for the same period 2010.

Interest expense of $2,000 for August 31, 2011 remained the same as prior year same period.

Net income per share, as reported for basic and diluted outstanding shares for three months ended August 31, 2011 and August 31, 2010 was $0.01 and $0.02 per share, respectively.

Nine Months Ended August 31, 2011 versus Nine Months Ended August 31, 2010

For the nine months ended August 31, 2011, the Company reported net income of $249,000 versus $259,000 for the same period in 2010.  Total revenue of $2,182,000 increased $77,000, or 3.7%, for the nine months ended August 31, 2011, as compared to total revenue of $2,105,000 for the nine months ended August 31, 2010.

Royalty fee revenue of $1,308,000, for the nine months ended August 31, 2011, increased $16,000, or 1.2%, from $1,292,000 for the nine months ended August 31, 2010.  The Company had 97 franchise locations at August 31, 2011 and 2010.  Franchise sales increased slightly due to the slightly improving economy.

Franchise fee revenue of $149,000, for the nine months ended August 31, 2011, increased $84,000 from $65,000 for the nine months ended August 31, 2010.  Five stores opened and six transferred during the nine months ended August 31, 2011, versus just two store openings and three transfers in the same period of 2010.

Licensing fee and other income of $424,000, for the nine months ended August 31, 2011, increased $11,000, or 2.7%, from $413,000 for the nine months ended August 31, 2010.  In 2011, Sign Shop revenue increased $33,000 and license revenue increased $24,000, offset by a decrease of $28,000 for settlement revenue and $13,000 for audit adjustment revenue compared to the same in 2010.  There was no sublease rent income in 2011 compared to $5,000 in 2010.

Company-owned store sales of $302,000, for the nine months ended August 31, 2011, decreased $33,000, or 9.9%, from $335,000 for the same period of 2010.  The decrease in revenues is primarily due to loss of a major employer in the area and a slow economy in the store’s Wisconsin location.

Total operating expenses of $1,925,000 increased $82,000 or 4.4%, for the nine months ended August 31, 2011 from $1,843,000 in 2010.  The $82,000 increase in operating expenses was primarily due to an increase of $75,000 in payroll and payroll taxes due to employee bonuses and a change in Marketing Fund allocations, a $20,000 increase in occupancy expense due to renewal of the Corporate lease, a $31,000 Sign Shop cost of sales increase, a $12,000 increase in bad debt and a $15,000 increase in supplies and business expenses.  This was offset by lower professional fees of $31,000, due to reduced legal fees for franchise operations and Corporate activity, a decrease of $13,000 in store other operating expenses due to the expiration of the Company’s lease in Lincoln NE, a  $13,000 CAM adjustment pertaining to the Company-owned store location and a $9,000 reduction in Corporate bank charges.

Interest income of $3,000 decreased $2,000, or 40.0%, for the nine months ended August 31, 2011, from $5,000 for the same period in 2010, due to lower interest rates.

Interest expense for the nine months ended August 31, 2011 was $6,000 versus $7,000 in 2010.  This was due to a lower outstanding balance in 2011.

Net income per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2011 and 2010 was $0.03 and $0.04, respectively.

Liquidity and Capital Resources

The net cash provided by operating activities totaled $399,000 for the nine months ended August 31, 2011, versus cash provided by operating activities of $327,000 for the same period in 2010. Cash provided by operating activities principally represents net income of $249,000, increased by depreciation and amortization of $20,000, provision for uncollectible accounts of $10,000, share-based compensation of $7,000, trade accounts and notes receivable of $21,000, Marketing Fund contributions receivable of $6,000, inventories of $1,000, accounts payable of $15,000, accrued liabilities of $39,000, unexpended Marketing Fund contributions of $116,000 deferred revenue of $24,000, and tax expense of $5,000 decreased by restricted cash of $87,000 and prepaid expenses and other assets of $28,000,.  Operating activities in 2010 provided cash of $327,000, represented by net income of $259,000, increased by depreciation and amortization of $21,000, provision for uncollectible accounts of $14,000, share-based compensation of $7,000, inventories of $5,000, accrued liabilities of $27,000, unexpended Marketing Fund contributions of $55,000 and deferred revenue of $51,000, decreased by the trade accounts and notes receivable of $52,000, restricted cash of $34,000,  Marketing Fund contributions receivable of $5,000, prepaid expenses and other assets of $7,000 and accounts payable of $13,000.

Cash used in investing activities during the nine months ended August 31, 2011 totaled $4,000 for equipment purchases and trademark renewal expenditures of $2,000 each.  Cash used during 2010 totaled $24,000 for equipment purchases of $22,000 and trademark renewal expenditures of $2,000.

Financing activities used $363,000 for the nine months ended August 31, 2011, for payment of cash distributions.  Financing activities for 2010 used $218,000 also for the payment of cash distributions.

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

The Company believes that for tax purposes the cash distribution declared in 2011 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two.  Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2011, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2011.

On September 6, 2011 a cash distribution of $0.01 per common share was declared, payable October 4, 2011 to shareholders of record as of September 19, 2011.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

The Company has no financial covenants on any of its outstanding debt.

8.  Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2010-06, “Fair Value Measurements and Disclosure.”  This guidance requires new disclosures for fair value measurements and provides clarification for existing disclosure requirements.  The guidance is effective for interim and annual periods beginning after December 15, 2009, except for gross presentation of activity in level 3 which is effective for annual periods beginning after December 15, 2010, and for interim periods in those years.  The adoption of this guidance did not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (the revised standard), to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise the two-step goodwill test is not required.  ASU 2011-08 will be effective for year ended November 30, 2012.  Management is reviewing the specific provisions but does believe it will have an impact on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of the filing date that would have or are expected to have any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to the following areas: revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2010, filed with the Securities and Exchange Commission on February 24, 2011.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2011 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2011 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: October 11, 2011	/s/ Jeffrey M. Gorden
Jeffrey M. Gorden
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer
101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
** XBRL
information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.