Form 10-K
period 2011-11-30
BAB, INC.
filed 2012-02-24
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark one)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2011

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock	NASDAQ/OTC

Securities registered pursuant to Section 12(g) of the Act:
None
(Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  [  ] Yes [X ] No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes [ X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer  [  ], Accelerated Filer  [  ], Non-Accelerated Filer  [  ], Smaller Reporting Company [ X ].

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $3,023,276.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,012,163 based on 4,634,098 shares held by nonaffiliates as of May 31, 2011; Closing price ($.65) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 23, 2012.

DOCUMENTS INCORPORATED BY REFERENCE
See index to exhibits
RDGPreambleEnd

FORM 10-K INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BAB, Inc (“the Company”) has four wholly owned subsidiaries: BAB Systems, Inc. (“Systems”); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores.  The last one of the Company-owned stores was sold and became a franchise location November 30, 2011.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2011, the Company had 101 franchise units and 8 licensed units in operation in 26 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

The BAB franchised brand consists of units operating as “Big Apple Bagels,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as "My Favorite Muffin," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  MFM units are primarily in the Middle Atlantic States.   Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

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

Net Income

The Company reported net income of $394,000 and $410,000 for the years ended November 30, 2011 and 2010, respectively.

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

CUSTOMERS

The Company’s franchisees represent a varied geographic and demographic group.  Among some of the primary services the Company provides to its franchisees are marketing assistance, training, time-tested successful recipes, bulk purchasing discounts, food service knowledgeable personnel and brand recognition.

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods, Coca-Cola and Hawkeye Foodservice.  The Company is not dependent on any of these suppliers for future growth and profitability since like products purchased from these suppliers are available from other sources.

LOCATIONS

The Company has 101 franchised locations and 8 licensed units that are located in 26 states.

STORE OPERATIONS

BIG APPLE BAGELS--BAB franchised stores daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons, and includes approximately 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 800 to 1,200 square feet. Although franchise stores may vary in size from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN--MFM franchised stores daily bake 20 to 25 varieties of muffins from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. The typical MFM store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons.

BREWSTER'S COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in most of the franchised units.

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

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by New World Coffee-Manhattan Bagel Inc.  The Company's continued success is dependent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation is affected by the performance of its franchise stores and licensed units that sell branded products, over which the Company has limited control.

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

EMPLOYEES

As of November 30, 2011, the Company employed 17 persons in the Corporate headquarters, consisting of 15 full time and 2 part-time employees.  The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased.  The Company elected to extend the lease term under the first amendment to the original lease and it expires September 30, 2018.   There is an option to extend the lease for an additional five years.

ITEM 3. LEGAL PROCEEDINGS

We are party to legal proceedings arising in the ordinary course of business and may become subject to additional proceedings in the future.  While management does not believe that any pending legal claims or proceedings will be resolved in a manner that would have a material adverse effect on our business, we cannot assure you of the ultimate outcome of any legal proceeding or contingency in which we are or may become involved.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low sale prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2011 and 2010.  The Company's common stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2011	Low	High
First quarter	0.39	0.55
Second quarter	0.49	1.01
Third quarter	0.55	0.78
Fourth quarter	0.48	0.69

Year Ended: November 30, 2010	Low	High
First quarter	0.37	0.51
Second quarter	0.38	0.50
Third quarter	0.25	0.64
Fourth quarter	0.33	0.50

As of February 15, 2012, the Company's Common Stock was held by 163 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 15, 2012, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2011 and 2010, no options were granted.  As of February 11, 2011, there were 1,031,627 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

The Board of Directors declared a cash distribution/dividend on December 6, 2010, paid January 5, 2011 of $0.01 quarterly cash distribution/dividend and a $0.02 special distribution/dividend and February 25, May 23 and September 6, 2011 a distribution/dividend of $0.01 per share was declared and paid April 15, July 5, and October 4, 2011, respectively.

On November 28, 2011 a $0.01 quarterly cash distribution/dividend and a $0.02 special cash distribution/dividend was declared and paid January 4, 2012.

The Board of Directors declared a quarterly cash distribution/dividend of $0.01 per share on December 7, 2009, March 9, May 20, and September 3, 2010, paid January 4, April 14, July 8 and September 3, 2010.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The selected financial data contained herein has been derived from the consolidated financial statements of the Company included elsewhere in this Report on Form 10-K. The data should be read in conjunction with the consolidated financial statements and notes thereto.  Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements and disclosures contained herein and throughout this Annual Report regarding matters that are not historical facts, are forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995). In such cases, we may use words such as "believe," "intend," "expect," "anticipate" and the like.  Because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisee store results; consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts.  Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof.  The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

GENERAL

The Company has 101 franchised and 8 licensed units at the end of 2011. Units in operation at the end of 2010 included 98 franchised, 7 licensed and 1 Company-owned store.  System-wide revenues in 2011 and 2010 were $36 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Through November 30, 2011 the Company received revenue from the operation of the Company-owned store.  On November 30, 2011 the Company-owned store was sold to a franchisee.  This sale will decrease the Company’s total revenues in future years, but it will not have a negative impact on its net income.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros., Braeda Café, Kaleidoscoops, Green Beans Coffee, Sodexo and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop results.  For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees and the former Company-owned store, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

YEAR 2011 COMPARED TO YEAR 2010

Total revenues from all sources increased $109,000, or 3.7%, to $3,023,000 in 2011 from $2,914,000 in the prior year primarily due to increases in royalty revenue of $176,000 and royalty fees of $23,000, off-set by decreases in licensing fees of $47,000 and Company-owned store revenue of $42,000.

Royalty revenue from franchise stores increased $23,000, or 1.3%, to $1,760,000 in 2011 as compared to $1,737,000 in 2010.  Franchise fee revenue increased $176,000, or 167.6%, to $281,000 in 2011 versus $105,000 in 2010.  The Company opened 9 stores and transferred 8 stores in 2011 versus opening 4 franchise stores and transferring 5 in 2010.  At November 30, 2011 the Company had 1 unit under development versus 3 at November 30, 2010.  Company-owned store revenues decreased $42,000 or 9.4%, to $403,000 from $445,000 in 2010.  Licensing fees and other income decreased $47,000, or 7.5%, to $579,000 in 2011 as compared to $626,000 in 2010.  The decline in licensing and other income was primarily due to an $83,000 decrease in audit/settlement income in 2011 versus 2010.  In addition, in 2010 there was $17,000 in gift card revenue and $5,000 from lease income versus none in 2011.  This decline was offset by an increase in Sign Shop revenue of $48,000 and an increase in license fee revenue of $9,000.

Total operating expenses in 2011 were $2,620,000, or 86.7% of revenues, compared to total operating expenses in 2010 of $2,502,000, or 85.9% of total revenues. Total operating expenses increased $118,000, or 4.7% in 2011 compared to 2010.

Expenses for the former Company-owned store, which was sold and became a franchise location November 30, 2011, decreased $23,000, or 5.5%, in 2011, to $397,000, from $420,000 in 2010.  Cost of goods sold in 2011 increased $3,000, or 2.2%, to $138,000 compared to $135,000 in 2010.  Cost of goods sold as a percentage of sales was 34.2% in 2011 versus 30.3% in 2010.

Corporate office payroll and payroll related expenses increased $85,000, or 6.7%, in 2011, to $1,348,000, from $1,263,000, in 2010 primarily due to bonuses paid in 2011 versus 2010 and 2 additional employees, one full time and one part time hired in 2011.  Professional fees decreased $36,000, or 21.3%, in 2011, to $133,000, from $169,000 in 2010 primarily due to decreased legal expenses for franchise collection expense.  Travel increased $8,000, or 18.6%, to $51,000 in 2011, from $43,000 in 2010 due to increased travel for more store openings in 2011.

Interest income was $4,000 in 2011 versus $8,000 in 2010, as a result of lower interest rates.

Interest expense was $8,000 in 2011 versus $10,000 in 2010, as a result of less outstanding debt.

Net income totaled $394,000, or 13.0%, of revenue in 2011 as compared to $410,000, or 14.1%, of revenue in the prior year.  Income tax expense for 2011 was $5,000 for Illinois state income taxes as net operating loss carryforwards were not allowed to offset taxable income in 2011. There was no income tax expense for 2010.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2011, the Company had working capital of $807,000 and unrestriced cash of $1,236,000.  At November 30, 2010 the Company had working capital of $1,063,000 and unrestricted cash of $1,243,000.

During fiscal 2011, the Company had net income of $394,000 and operating activities provided cash of $464,000.  The principal adjustments to reconcile net income to cash provided by operating activities were depreciation, amortization of $26,000, loss on assets held for sale, share-based compensation of $10,000 and provision for uncollectible accounts of $3,000.  In addition changes in operating assets and liabilities totaled $27,000.  During fiscal 2010, the Company had net income of $410,000 and operating activities provided cash of $527,000.  The principal adjustments to reconcile net income to cash provided by operating activities were depreciation, amortization and value adjustment of $28,000, share-based compensation of $10,000 less the provision for uncollectible accounts of $8,000.  In addition changes in operating assets and liabilities totaled $87,000.

During fiscal 2011, the Company used $8,000 for investing activities, comprised of $8,000 for purchases of equipment and $3,000 for trademark renewal, less $3,000 for proceeds from sale of equipment.  During fiscal 2010, the Company used $41,000 for investing activities, comprised of $22,000 for purchases of equipment and $19,000 for trademark renewals.

For financing activities in fiscal 2011, $26,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2010, $25,000 was used for repayment of debt and $291,000 for cash distributions/dividend payments to common stockholders.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.  On November 28, 2011, the Board of Directors authorized a $0.01 per share quarterly cash distribution/dividend and a $0.02 per share special cash distribution/dividend.  The cash distribution/dividend was paid January 4, 2011.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2011 and 2010 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment tests performed at February 28, 2011 and 2010 were based on a discounted cash flow model using management’s business plan projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets were not impaired.

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

As of November 30, 2011, the Company has cumulative net operating loss carryforwards expiring between 2012 and 2029 for U.S. federal income tax purposes of approximately $5,857,000.   A valuation allowance has been established for $1,756,000 at November 30, 2011 for the deferred tax benefit related to those loss carryforwards and other net deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.)

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. For public entities, the guidance is effective for fiscal years beginning after December 15, 2011. The Company believes that adoption of this guidance will not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other. The new guidance is intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that adoption of this guidance will not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of November 30, 2011 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.
Years Ended November 30, 2011 and 2010

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and subsidiaries as of November 30, 2011 and 2010 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and subsidiaries as of November 30, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Sassetti LLC
(formerly Frank L Sassetti & Co.)

Oak Park, Illinois
February 24, 2012

RDGXBRLParseBegin
BAB, Inc
Consolidated Balance Sheets
November 30, 2011 and 2010

	2011	2010
ASSETS
Current Assets
Cash	$1,236,125	$1,242,937
Restricted cash	337,542	257,395
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $32,008 in 2011 and $26,787 in 2010 )	112,344	130,252
Marketing fund contributions receivable from franchisees and stores	19,942	19,184
Inventories	23,625	34,105
Prepaid expenses and other current assets	83,659	89,993
Total Current Assets	1,813,237	1,773,866

Property, plant and equipment (net of accumulated depreciation of $133,294 in 2011 and $126,424 in 2010)	10,371	32,359
Assets held for sale	9,458	-
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $41,634 in 2011 and $29,072 in 2010)	70,575	80,309
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,274,460	2,296,724
Total Assets	$4,087,697	$4,070,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$27,752	$26,494
Accounts payable	45,752	36,949
Accrued expenses and other current liabilities	523,545	271,358
Unexpended marketing fund contributions	357,739	238,870
Deferred franchise fee revenue	25,000	100,000
Deferred licensing revenue	26,250	37,500
Total Current Liabilities	1,006,038	711,171

Long-term debt (net of current portion)	124,832	152,584
Total Liabilities	1,130,870	863,755

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2011 and November 30, 2010	13,508,257	13,508,257
Additional paid-in capital	987,034	977,389
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,315,683)	(11,056,030)
Total Stockholders' Equity	2,956,827	3,206,835
Total Liabilities and Stockholders' Equity	$4,087,697	$4,070,590

See accompanying notes

BAB, Inc
Consolidated Statements of Income
Years Ended November 30, 2011 and 2010
	2011	2010
REVENUES
Royalty fees from franchised stores	$1,760,240	$1,737,361
Net sales by Company-owned store	403,006	445,157
Franchise fees	281,200	105,000
Licensing fees and other income	578,830	626,223
Total Revenues	3,023,276	2,913,741

OPERATING EXPENSES
Store food, beverage and paper costs	137,676	134,957
Store payroll and other operating expenses	259,472	285,436
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,348,204	1,263,261
Occupancy	174,892	145,824
Advertising and promotion	72,862	69,356
Professional service fees	133,238	168,791
Travel	50,516	42,687
Depreciation and amortization	26,389	28,404
Other	416,371	363,511
Total Operating Expenses	2,619,620	2,502,227
Income from operations	403,656	411,514
Interest income	3,703	7,521
Interest expense	(8,296)	(9,507)
Income before provision for income taxes	399,063	409,528
Provision for income taxes
Current tax	5,000	-
Net Income	$394,063	$409,528

Net Income per share - Basic and Diluted	$0.05	$0.06

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	1,757	-
Weighted average shares outstanding - Diluted	7,265,265	7,263,508
Cash distributions declared per share	$0.06	$0.04

See accompanying notes

BAB, Inc
Consolidated Statements of Stockholders’ Equity
Years Ended November 30, 2011 and 2010

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
November 30, 2009	8,466,953	$13,508,257	$967,441	(1,203,445)	$(222,781)	$(11,175,018)	$3,077,899
Stock Compensation Expense			9,948				9,948
Dividends Declared						(290,540)	(290,540)
Net Income						409,528	409,528
November 30, 2010	8,466,953	13,508,257	977,389	(1,203,445)	(222,781)	(11,056,030)	3,206,835

Stock Compensation Expense			9,645				9,645
Dividends Declared						(653,716)	(653,716)
Net Loss						394,063	394,063
November 30, 2011	8,466,953	$13,508,257	$987,034	(1,203,445)	$(222,781)	$(11,315,683)	$2,956,827

See accompanying notes

BAB, Inc
Consolidated Statements of Cash Flows
Years Ended November 30, 2011 and 2010

	2011	2010
Operating activities
Net income	$394,063	$409,528
Depreciation and amortization	26,389	28,404
Provision for uncollectible accounts, net of recoveries	2,719	(8,084)
Loss on assets held for sale	4,053	-
Share-based compensation	9,645	9,948
Changes in:
Trade accounts receivable and notes receivable	15,189	(18,822)
Restricted cash	(80,147)	(45,647)
Marketing fund contributions receivable	(758)	(4,975)
Inventories	10,480	3,841
Prepaid expenses and other	6,333	15,988
Accounts payable	8,803	(26)
Accrued liabilities	34,282	3,281
Unexpended marketing fund contributions	118,869	65,659
Deferred revenue	(86,250)	67,917
Net Cash Provided by Operating Activities	463,670	527,012

Investing activities
Purchase of equipment	(8,317)	(21,969)
Proceeds from sale of equipment	2,967	-
Capitalization of trademark renewals	(2,828)	(18,800)
Net Cash Used In Investing Activities	(8,178)	(40,769)

Financing activities
Repayment of borrowings	(26,494)	(25,292)
Cash distributions/dividends	(435,810)	(290,540)
Net Cash Used In Financing Activities	(462,304)	(315,832)

Net (Decrease) Increase in Cash	(6,812)	170,411
Cash, Beginning of Period	1,242,937	1,072,526
Cash, End of Period	$1,236,125	$1,242,937

Supplemental disclosure of cash flow information:
Interest paid	$8,506	$9,708
Income taxes paid	$20,416	$852

See accompanying notes

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 1 - Nature of Operations

BAB, Inc (“the Company”) has four wholly owned subsidiaries: BAB Systems, Inc. (“Systems”); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores.  The last one of the Company-owned stores was sold and became a franchise location November 30, 2011.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently operates franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2011, the Company had 101 franchise units and 8 licensed units in operation in 26 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

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
November 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

Big Apple Bagels and My Favorite Muffin stores which are open, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2011	2010
Operating Units
BAB Operations, Inc.-owned	-	1
Franchisee-owned stores	101	98
Licensed Units	8	7
	109	106
Unopened stores with Franchise Agreements:	1	3
Total operating units and units with Franchise Agreements	110	109

License fees and other income primarily consist of license fees, Sign Shop results and defaulted and terminated franchise contract revenues.  Revenue is recorded on an accrual basis.  Actual amounts are used to record the majority of license fees although at times it is necessary to use estimates. Revenues and expenses recorded for Sign Shop as well as defaulted and terminated franchise contract revenue are actual amounts.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were confined to two reportable segments operating in the United States; the former Company-owned store and franchise operations.  The Company-owned store became a franchise unit November 30, 2011 leaving only one reportable segment going forward.

Marketing Fund

The Company established a Marketing Fund in 1994.  Franchise-operated units and any Company-owned stores are required to contribute a fixed percentage of their net retail sales to the Marketing Fund.  Liabilities for unexpended funds received from franchisees are included as a separate line item in accrued expenses and Marketing Fund cash accounts are included in restricted funds in the accompanying Balance Sheet.  The Marketing Fund also derives revenues from rebates paid by certain vendors on the sale of BAB licensed products to franchisees.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash

As of November 30, 2011 and 2010, the Marketing Fund cash balances, which are restricted, were $337,542 and $219,432, respectively.  Also included in restricted cash was $37,963 in 2010 for a certificate of deposit that served as collateral for a Letter of Credit that was required for the Company’s office lease.  Upon renewal in 2011 this was no longer required.

Deposits are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 for interest bearing accounts.  Non-interest bearing business checking accounts are insured to an unlimited amount through December 31, 2012.  The Company currently maintains account balances within FDIC limits but at times could exceed them.

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

Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 (formerly SFAS No. 142) “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill was tested at the end of the first quarter, February 28, 2011 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2011 was based on a discounted cash flow model using management’s business plan projected for expected cash flows.  Based on the computation it was determined that no impairment was needed.  An impairment test was performed at February 28, 2010 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets (Continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2009	$1,493,771	$434,960	$79,794	$2,008,525
Additions	-	7,325	11,475	18,800
Amortization expense	-	-	(10,960)	(10,960)
Net Balance as of November 30, 2010	1,493,771	442,285	80,309	2,016,365
Additions	-	-	2,828	2,828
Amortization expense	-	-	(12,562)	(12,562)
Net Balance as of November 30, 2011	$1,493,771	$442,285	$70,575	$2,006,631

Definite lived intangible assets are being amortized over their useful lives.  The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Fiscal Period	Definite Lived Intangibles

2012	$12,832
2013	12,832
2014	12,832
2015	12,832
2016	12,832
thereafter	6,415
Total	$70,575

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense was $72,862 and $69,356 in 2011 and 2010, respectively.  Included in advertising expense was $50,859 and $36,707 in 2011 and 2010, respectively, related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of November 30, 2011 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2011 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.
The Company’s income tax returns for the years ending November 30, 2008, 2009 and 2010 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.  (See Note 3.)

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

	2011	2010
Numerator:
Net income available to common shareholders	$394,063	$409,528

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.05	$0.06

Effect of dilutive common stock	1,757	-
Weighted average outstanding shares
Diluted	7,265,265	7,263,508
Earnings per share - Diluted	$0.05	$0.06

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2011 there are 360,400 of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being higher than the option prices.  At November 30, 2010 there were 368,373 unexercised options that were not included in diluted EPS because their impact would be antidilutive due to the market price of the common stock being higher than the option prices.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  The Company recorded compensation expense arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan of $9,645 and $9,948 for the years ended November 30, 2011 and 2010, respectively.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-05, Comprehensive Income: Presentation of Comprehensive Income. The new guidance requires an entity to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. For public entities, the guidance is effective for fiscal years beginning after December 15, 2011. The Company believes that adoption of this guidance will not have any impact on the Company’s consolidated financial position, cash flows or results of operations.

In September 2011, the FASB issued ASU No. 2011-08, Intangibles – Goodwill and Other. The new guidance is intended to simplify goodwill impairment testing by permitting an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying value before performing the two-step goodwill impairment test that exists currently. The guidance includes a number of events and circumstances for an entity to consider in conducting the qualitative assessment. ASU 2011-08 is effective for goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company believes that adoption of this guidance will not have a material impact on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of November 30, 2011 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 3 – Income Taxes

The effective tax rate used to compute income tax expense (benefit) and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 5.94%, net of the federal tax effect.

The components of the Company’s current provision (benefit) for income taxes are as follows:

	2011	2010
Current
Federal	$-	$-
State	5,000	-
Deferred	-	-
Total	$5,000	$-

A reconciliation of the expected income tax expense (benefit) to the recorded income tax expense (benefit) is as follows:

	2011	2010

Federal income tax (benefit) provision computed at federal statutory rate	$133,981	$139,240
State income taxes net of federal tax provision	23,407	19,731
Other adjustments, including an increase in state tax rate	(50,736)	8,382
Change in valuation allowance	(101,652)	(167,353)
Income Tax Provision (Benefit)	$5,000	$-

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 3 – Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2011	2010
Deferred revenue	$20,469	$53,375
Deferred rent	4,534	2,031
Marketing Fund net contributions	134,814	85,179
Allowance for doubtful accounts and notes receivable	12,784	10,398
Accrued expenses	48,437	17,967
Net operating loss carryforwards	2,339,392	2,310,363
Valuation allowance	(1,755,814)	(1,857,466)
Total Deferred Income Tax Assets	$804,616	$621,847

Depreciation and amortization	$(556,196)	$(369,062)
Franchise Costs	(420)	(4,785)
Total Deferred Income Tax Liabilities	$(556,616)	$(373,847)
Total Net Deferred Tax Assets/Liabilities	$248,000	$248,000

As of November 30, 2011 the Company has net operating loss carryforwards expiring between 2012 and 2029 for U.S. federal income tax purposes of approximately $5,857,267.  The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.  A valuation allowance has been established for $1,755,814 and $1,857,466 as of November 30, 2011 and 2010, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.  The decrease in the valuation allowance of $101,652 in 2011 is a result of the recognition of a portion of the net operating loss carryforwards and an increase in deferred tax liabilities relating primarily to depreciation and amortization.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $385,531.  The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder.  The balance of this note payable was $152,584 and $179,078 as of November 30, 2011 and 2010, respectively.

As of November 30, 2011, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2012	$27,752
2013	29,070
2014	30,451
2015	31,898
2016	33,413
Total	$152,584

Note 5 - Stockholders’ Equity

The Board of Directors declared a cash distribution/dividend on December 6, 2010, paid January 5, 2011 of $0.01 quarterly cash distribution/dividend and a $0.02 special distribution/dividend and February 25, May 23 and September 6, 2011 a distribution/dividend of $0.01 per share was declared and paid April 15, July 5, and October 4, 2011.

On November 28, 2011 a $0.01 quarterly cash distribution/dividend and a $0.02 special cash distribution/dividend was declared and paid January 4, 2012.

The Board of Directors declared a quarterly cash distribution/dividend of $0.01 per share on December 7, 2009, March 9, May 20, and September 3, 2010, paid January 4, April 14, July 8 and September 3, 2010.

Note 6 - Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”).  The Plan reserved 1,400,000 shares of common stock for grant, all of which have been granted as of November 30, 2009.  The Plan terminated on May 25, 2011.  The Plan permitted granting of awards to employees and non-employee Directors and agents of the Company in the form of stock appreciation rights, stock awards and stock options.  The Plan was administered by a Committee of the Board of Directors appointed by the Board.  The Plan gave broad powers to the Board and Committee to administer and interpret the Plan, including the authority to select the individuals to be granted options and rights and to prescribe the particular form and conditions of each option or right granted.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 6 - Stock Options (Continued)

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over five years.  The options granted are exercisable within a 10 year period from the date of grant.  All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through November 28, 2016.  The range of exercise prices of options outstanding at November 30, 2011 are $0.46 to $1.38.

During fiscal 2011 and 2010 no options were granted or exercised.  Activity under the Plan during the two years ended November 30 is as follows:

	2011		2010
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	368,373	$1.156	368,373	$1.156
Forfeited	-		-
Outstanding at end of year	368,373	$1.156	368,373	$1.156

Options Outstanding and Exercisable
Range of exercise price	Options outstanding	Weighted average remaining contractual life	Weighted average exercise price
$0.46	7,973	2.0	$0.460
$0.60	10,000	2.6	$0.600
$0.88 - $0.97	61,900	3.2	$0.938
$0.86	20,000	3.5	$0.860
$1.15 - $1.27	68,500	4.0	$1.220
$0.97	20,000	5.0	$0.970
$1.25 - $1.38	180,000	5.0	$1.322
	368,373		$1.156

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 6 - Stock Options (Continued)

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.58 as of the last business day of the period ended November 30, 2011.  There were no options exercised in 2011 or 2010.

Options Outstanding				Options Exercisable
Outstanding at 11/30/2011	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 11/30/2011	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	4.30	$1.16	$-	368,373	$1.16	$-

The Company recorded compensation cost arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan of $9,645 and $9,948 for the years ended November 30, 2011 and 2010, respectively. Compensation expense was completed in 2011 and there will be no further payroll-related expense from the stock options currently outstanding.

Note 7 - Commitments

The Company rents its Corporate office, and rented its former Company-owned store location under leases which require it to pay base rent, real estate taxes, insurance and general repairs and maintenance.  In October 2011, the Corporate office lease was extended through September 30, 2018. The former Company-owned store lease will expire December 31, 2011 and will not be renewed.  The Company-owned store was sold November 30, 2011 and a one month sub-lease agreement with the new franchisee was signed.  The franchisee entered into its own lease with the landlord effective January 1, 2012.  Rent expense for the years ended November 30, 2011 and 2010 was $149,089 and $156,836, respectively.  Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2011, future minimum annual rental commitments under the Corporate lease are as follows:

Year Ending November 30:
2012	$97,635
2013	110,434
2014	113,709
2015	116,983
2016	120,257
Thereafter	250,040
Total	$809,058

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions.  Company contributions are discretionary.  The Company did not make a contribution in 2011 or 2010.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2011 and 2010

Note 9 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems, so as to reflect a truer segment income stream and asset relationship, as the business is focused on the franchise division.

The following table presents segment information for the years ended November 30, 2011 and 2010: There were no sales to any individual customer during either year that represented 10% or more of net sales.

	Net Revenues		Operating Income
	2011	2010	2011	2010
Company Store Operations	$544,190	$542,285	$(116,632)	$(137,274)
Franchise Operations and Licensing Fees	2,479,086	2,371,456	1,352,698	1,434,622
	$3,023,276	$2,913,741	$1,236,066	$1,297,348
Corporate Expenses			(832,409)	(885,834)
Interest Income, Net of Interest Expense			(4,594)	(1,986)
Net Income before provision for taxes			399,063	409,528
Current tax expense			5,000	-
Net Income			$394,063	$409,528

Operating Segment Data

	Identifiable Assets	Capital and Intangible Expenditures	Depreciation and Amortization
Year Ended November 30, 2011:
Company Store Operations	$65,729	$355,556	$362,139
Franchise Operations (other than goodwill)	695,551	(12,273)	8,045
Definite Lived Intangible Assets	70,576	2,828	(12,562)
Goodwill and Other Intangible Assets	1,936,057	-	-
	$2,767,913	$346,111	$357,622

Year Ended November 30, 2010:
Company Store Operations	$49,126	$4,714	$5,911
Franchise Operations (other than goodwill)	672,169	17,255	11,533
Definite Lived Intangible Assets	80,309	11,475	10,960
Goodwill and Other Intangible Assets	1,936,056	7,325	-
	$2,737,660	$40,769	$28,404

Reconciliation to Total Assets as Reported

	2011	2010
Assets-Total reportable segments - Identifiable assets	$2,767,913	$2,737,660

Unallocated Amounts
Cash	1,236,125	1,242,937
Prepaid expenses and other current assets	83,659	89,993
Total Consolidated Assets	$4,087,697	$4,070,590
RDGXBRLParseEnd

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2011 and 2010, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC (formerly, Frank L. Sassetti & Co.) on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2011.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act.  In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2011 and 2010 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2011	249,831	40,184	-	-	-	-	-	290,015
President and CEO	2010	249,831	33,898	-	-	-	-	-	283,729

Michael K. Murtaugh	2011	187,380	30,139	-	-	-	-	-	217,519
Vice President and General Counsel	2010	187,380	25,424	-	-	-	-	-	212,804

Jeffrey M Gorden	2011	133,686	5,000	-	-	-	-	-	138,686
Chief Financial Officer	2010	133,686	-	-	-	-	-	-	133,686

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2011:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	20,000	-	-	0.97	2015
President and CEO	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Michael K. Murtaugh	20,000	-	-	0.97	2015
Vice President and General Counsel	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Jeffrey M Gorden	1,833	-	-	0.46	2014
Chief Financial Officer	6,000	-	-	0.88	2015
	5,000	-	-	1.15	2015
	25,000	-	-	1.25	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

Jeffrey M Gorden	-	-	-	-
Chief Financial Officer	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2011:

DIRECTOR COMPENSATION
Compensation for fiscal year ended November 30, 2011

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	1,900	-	-	-	-	-	1,900

James Lentz	1,900	-	-	-	-	-	1,900

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 13, 2012 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 13, 2012 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares		Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,588,190	(1)(2)(3)	21.09

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,113,054	(1)	14.78

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	42,845	(4)	0.57

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000	(5)	0.53

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932	(6)	0.46

All executive officers and directors as a group (5 persons)	2,819,021	(1)(2)(3)(4)(5)(6)	37.43

(1) Includes 90,000 stock options fully exercisable as of 2/17/12.
(2) Includes 3,500 shares inherited by spouse.
(3) Includes 62,222 shares held by children.
(4) Includes 37,833 stock options fully exercisable as of 2/17/12.
(5) Includes 30,000 stock options fully exercisable as of 2/17/12.
(6) Includes 20,000 stock options fully exercisable as of 2/17/12.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC (formerly Frank L. Sassetti & Co.), certified public accountants, for 2011 audit and tax services.

The audit reports of Sassetti LLC. on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in fiscal 2011 and 2010 were $62,200.

Tax compliance services provided by Sassetti LLC for were $12,200 for 2011 and 2010.

During the years ended November 30, 2011 and 2010, Sassetti LLC did not perform any other services for the Company.

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

 (a) Documents filed as part of this report:
(1)
Financial Statements
Consolidated Balance Sheets as at November 30, 2011 and 2010 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2011 and 2010 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

(2)	Financial Statement Schedules - none

 (b) INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

* XBRL
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
Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 24, 2012
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2012
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 24, 2012
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 24, 2012
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 24, 2012
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