Form 10-Q
period 2012-02-29
BAB, INC.
filed 2012-04-12
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 29, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 8, 2012, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

RDGPreambleEnd

PART I

ITEM 1.    FINANCIAL STATEMENTS
RDGXBRLParseBegin
BAB, Inc.
Consolidated Balance Sheet

	February 29, 2012 (unaudited)	November 30, 2011
ASSETS
Current Assets
Cash	$1,134,044	$1,236,125
Restricted cash	325,353	337,542
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $30,670 in 2012 and $32,008 in 2011 )	76,060	112,344
Marketing fund contributions receivable from franchisees and stores	13,745	19,942
Inventories	31,835	23,625
Prepaid expenses and other current assets	90,327	83,659
Total Current Assets	1,671,364	1,813,237

Property, plant and equipment (net of accumulated depreciation of $134,871 in 2012 and $133.294 in 2011)	8,794	10,371
Assets held for sale	9,458	9,458
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $44,841 in 2012 and $41,634 in 2011)	67,368	70,575
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,269,676	2,274,460
Total Assets	$3,941,040	$4,087,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$27,752	$27,752
Accounts payable	45,564	45,752
Accrued expenses and other current liabilities	441,210	523,545
Unexpended marketing fund contributions	339,336	357,739
Deferred franchise fee revenue	50,000	25,000
Deferred licensing revenue	18,333	26,250
Total Current Liabilities	922,195	1,006,038

Long-term debt (net of current portion)	124,832	124,832
Total Liabilities	1,047,027	1,130,870

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 29, 2012 and November 30, 2011)	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,378,497)	(11,315,683)
Total Stockholders' Equity	2,894,013	2,956,827
Total Liabilities and Stockholders' Equity	$3,941,040	$4,087,697

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Operations
For the Quarters Ended February 29, 2012 and February 28, 2011
(Unaudited)

	As of February 29, 2012	As of February 28, 2011
REVENUES
Royalty fees from franchised stores	$442,921	$399,220
Net sales by Company-owned store	-	93,733
Franchise fees	5,000	84,300
Licensing fees and other income	119,571	142,359
Total Revenues	567,492	719,612

OPERATING EXPENSES
Store food, beverage and paper costs	-	32,862
Store payroll and other operating expenses	-	67,246
Selling, general and administrative expenses:
Payroll and payroll-related expenses	368,251	348,910
Occupancy	19,508	38,210
Advertising and promotion	11,817	16,957
Professional service fees	60,222	54,905
Travel	14,017	10,683
Depreciation and amortization	4,784	7,423
Other	77,966	106,524
Total Operating Expenses	556,565	683,720
Income from operations	10,927	35,892
Interest income	706	1,090
Interest expense	(1,812)	(2,127)
Income before provision for income taxes	9,821	34,855
Provision for income taxes	-	-
Current tax	-	-
Net Income	$9,821	$34,855

Net Income per share - Basic and Diluted	$0.001	$0.005
Weighted average shares outstanding - Basic	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,265,265	7,264,561
Cash distributions declared per share	$0.01	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Three Months Ended February 29, 2012 and February 28, 2011
 (Unaudited)

	As of February 29, 2012	As of February 28, 2011
Operating activities
Net income	$9,821	$34,855
Depreciation and amortization	4,784	7,423
Provision for uncollectible accounts, net of recoveries	(2,107)	3,262
Share-based compensation	-	2,487
Changes in:
Trade accounts receivable and notes receivable	38,391	31,952
Restricted cash	12,189	6,747
Marketing fund contributions receivable	6,197	(2,192)
Inventories	(8,210)	(103)
Prepaid expenses and other	(6,668)	6,788
Accounts payable	(146)	4,532
Accrued liabilities	62,893	15,146
Unexpended marketing fund contributions	(18,403)	33,410
Deferred revenue	17,083	20,833
Net Cash (Used)/Provided by Operating Activities	115,824	165,140

Investing activities
Capitalization of trademark renewals	-	(900)
Net Cash Used In Investing Activities	-	(900)

Financing activities
Cash distributions/dividends	(217,905)	(217,906)
Net Cash Used In Financing Activities	(217,905)	(217,906)

Net Decrease in Cash	(102,081)	(53,666)

Cash, Beginning of Period	1,236,125	1,242,937
Cash, End of Period	$1,134,044	$1,189,271

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended February 29, 2012 and February 28, 2011
(Unaudited)

1. Nature of Operations

BAB, Inc has four wholly owned subsidiaries: BAB Systems, Inc. (“Systems”); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, of which there are none at this time.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business transacted by franchisees use this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At February 29, 2012, the Company had 101 franchise units and 7 licensed units in operation in 25 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including to Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2011 which was filed February 24, 2012.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Locations Open and Under Development

Locations which are open or under development at February 29, 2012 are as follows:

Locations open:

Franchisees	101
Licensed	7
Under development	2
Total	110

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended
	February 29, 2012	February 28, 2011
Numerator:
Net income available to common shareholders	$9,821	$34,855

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.001	$0.005

Effect of dilutive common stock	2,401	1,053
Weighted average outstanding shares
Diluted	7,265,909	7,264,561
Earnings per share - Diluted	$0.001	$0.005

The calculation of diluted earnings per share excluded 350,400 and 360,400 potential shares attributable to outstanding stock options for the three months ended February 29, 2012 and February 28, 2011, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $152,585 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of February 29, 2012, 1,400,000 stock options were granted to directors, officers and employees.  As of February 29, 2012, there were 1,031,627 stock options exercised or forfeited under the Plan.

	3 Months Ended
	February 29, 2012	February 28, 2011
	Options	Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

All compensation cost arising from share-based payment arrangements in payroll-related expenses were expensed as of November 30, 2011, therefore; there is no share-based compensation costs for February 29, 2012 but there was approximately $2,000 for the three months ended February 28, 2011.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 29, 2012:

Options Outstanding				Options Exercisable
Outstanding at 2/29/2012	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 2/29/2012	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	4.05	$ 1.16	$ -	368,373	$ 1.16	$ -

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.60 as of the last business day of the period ended February 29, 2012.  No options were exercised during the quarter ended February 29, 2012.

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 (formerly SFAS No. 142) “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill was tested at the end of the first quarter, February 29, 2012 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 29, 2012 was based on a discounted cash flow model using management’s business plan projected for expected cash flows.  Based on the computation it was determined that no impairment was needed.  An impairment test was performed at February 28, 2011 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

7. Segment Information

The following table presents segment information for the three months ended February 29, 2012 and February 28, 2011:

	Net Revenues		Operating Income
	2012	2011	2012	2011
Company Store Operations	$-	$129,359	$-	$(40,594)
Franchise Operations and Licensing Fees	567,492	590,253	246,585	275,943
	$567,492	$719,612	$246,585	$235,349
Corporate Expenses			(235,658)	(199,457)
Interest Income, Net of Interest Expense			(1,106)	(1,037)
Net Income before provision for taxes			9,821	34,855
Current tax expense			-	-
Net Income			$9,821	$34,855

Segment assets changed for the Company-owned store segment at November 30, 2011, as the Company-owned location was converted to a franchise location.  The franchise operating and licensing fee segment assets were substantially unchanged for the three months ended February 29, 2012 as compared to February 28, 2011.

8.  Recent Accounting Pronouncements

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

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of February 29, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Equity

Included in accrued expenses and other liabilities is a cash distribution/dividend payable in the amount of $72,635 declared February 27, 2012 and payable April 9, 2012.

RDGXBRLParseEnd

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

General

There are 101 franchised and 7 licensed units at February 29, 2012.  Units in operation at February 28, 2011 included 1 Company-owned store, 100 franchised and 7 licensed units.  System-wide revenues for the three months ended February 29, 2012 were $9.0 million as compared to February 28, 2011 which were $8.3 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing and  nontraditional channels of distribution (Kohr Bros., Braeda Café, Kaleidoscoops, Green Beans Coffee, Sodexo and Mrs. Fields).  Also included in licensing fees and other income is Operation’s Sign Shop revenue.  The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, build charts, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

As of February 29, 2012, the Company employed 14 full-time and 4 part-time employees at the Corporate office.  The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 29, 2012 versus Three Months Ended February 28, 2011

For the three months ended February 29, 2012 and February 28, 2011, the Company reported net income of $10,000 and $35,000, respectively.  Total revenue of $567,000 decreased $153,000, or 21.3%, for the three months ended February 29, 2012, as compared to total revenue of $720,000 for the three months ended February 28, 2011.

Royalty fee revenue of $443,000, for the quarter ended February 29, 2012, increased $44,000, or 11.0%, from the $399,000 for quarter ended February 28, 2011.  The Company had 101 franchise locations at February 29, 2012 and 100 at February 28, 2011.  The increase in royalty revenue is primarily due to one additional location, a mild Midwest winter and the slowly improving economy for the fast food industry.

Franchise fee revenue of $5,000, for the quarter ended February 29, 2012, decreased $79,000, or 94.0%, compared to $84,000 in the same three month period last year.  There was one transfer in the third quarter 2012 versus three store openings and three transfers in the same period in 2011.

Licensing fee and other income of $120,000, for the quarter ended February 29, 2012, decreased $22,000, or 15.5%, from $142,000 for the quarter ended February 28, 2011.  Franchise settlement and audit adjustment revenues decreased $19,000 and Sign Shop revenue decreased $16,000, offset by an increase in licensing revenue of $13,000 in 2012 compared to same period in 2011.

The one Company-owned store became a franchisee on November 30, 2011.  There were no Company-owned store sales for first quarter 2012 versus $94,000 for same period in 2011.

Total operating expenses of $557,000 decreased $127,000, or 18.6%, for the quarter ended February 29, 2012, from $684,000 in 2011.  The decrease in total operating expenses in 2012 as compared to same period 2011 was primarily due to an $18,000 decrease in occupancy expense because of an unused construction credit applied to rent in the first quarter 2012 for the Corporate location, a decrease of $5,000 in advertising and promotion expense, a $29,000 decrease in other SG&A that included an $8,000 decrease in general office expenses, a $5,000 decrease in bad debt expense, an $8,000 decrease in Sign Shop expenses and an $8,000 decrease for franchise development because no stores were opened in the first quarter 2012.  Company-owned store expense decreased $100,000 because there was no Company-owned store in the first quarter of 2012.  The decrease in operating expenses was offset by a $19,000 increase in Corporate payroll due to one additional full-time and two part-time employees and an increase in legal fees of $5,000 in the first quarter 2012 compared to same period 2011.

Interest income of $1,000 for February 29, 2012 remained the same as prior year same period.

Interest expense of $2,000 for February 29, 2012 remained the same as prior year same period.

Net income per share, as reported for basic and diluted outstanding shares for three months ended February 29, 2012 and February 28, 2011 was $0.001 and $0.005 per share, respectively.

Liquidity and Capital Resources

At February 29, 2012, the Company had working capital of $749,000 and unrestricted cash of $1,134,000.  At November 30, 2011 the Company had working capital of $807,000 and unrestricted cash of $1,236,000.

During fiscal 2012, the Company had net income of $10,000 and operating activities provided cash of $116,000.  The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $5,000, less provision for uncollectible accounts of $2,000.  In addition, changes in operating assets and liabilities increased cash by $103,000.  During fiscal 2011, the Company had net income of $35,000 and operating activities provided cash of $165,000.  The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $3,000, share-based compensation of $2,000 and the provision for uncollectible accounts of $7,000.  In addition changes in operating assets and liabilities increased cash by $118,000.

As of February 29, 2012, the Company did not use any funds for investing activities. During fiscal 2011, the Company used $1,000 for trademark renewals.

For financing activities as of February 29, 2012, the Company used $218,000 for cash distribution/dividend payments.  For financing activities in fiscal 2011, $291,000 was used for cash distributions/dividend payments to common stockholders.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.  On February 27, 2012, the Board of Directors authorized a $0.01 per share quarterly cash distribution/dividend.  The cash distribution was paid April 9, 2012 to shareholders of record as of March 19, 2012.

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

The Company believes that for tax purposes the cash distribution declared in 2012 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two.  Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2012, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2012.

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

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of February 29, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2011, filed with the Securities and Exchange Commission on February 24, 2012.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 29, 2012.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2012 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: April 12, 2012	/s/ Jeffrey M. Gorden
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