Form 10-Q
period 2012-05-31
BAB, INC.
filed 2012-07-13
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company.   Yes ☐       No  ☒

As of July 13, 2012, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Other Information

Item 5	Exhibits

SIGNATURE

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	May 31,	November 30,
	2012	2011
	(unaudited)
ASSETS
Current Assets
Cash	$1,287,805	$1,236,125
Restricted cash	365,783	337,542
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $30,529 in 2012 and $32,008 in 2011 )	84,375	112,344
Marketing fund contributions receivable from franchisees and stores	15,086	19,942
Inventories	31,498	23,625
Prepaid expenses and other current assets	60,890	83,659
Total Current Assets	1,845,437	1,813,237

Property, plant and equipment (net of accumulated depreciation of $136,442 in 2012 and $133,294 in 2011)	7,223	10,371
Assets held for sale	9,458	9,458
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $48,052 in 2012 and $41,634 in 2011)	64,307	70,575
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,265,044	2,274,460
Total Assets	$4,110,481	$4,087,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$27,752	$27,752
Accounts payable	15,540	45,752
Accrued expenses and other current liabilities	397,445	523,545
Unexpended marketing fund contributions	381,023	357,739
Deferred franchise fee revenue	65,000	25,000
Deferred licensing revenue	10,417	26,250
Total Current Liabilities	897,177	1,006,038

Long-term debt (net of current portion)	124,832	124,832
Total Liabilities	1,022,009	1,130,870

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2012 and November 30, 2011)	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,184,038)	(11,315,683)
Total Stockholders' Equity	3,088,472	2,956,827
Total Liabilities and Stockholders' Equity	$4,110,481	$4,087,697

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Income
For the Six Months Ended May 31, 2012 and 2011
(Unaudited)

	3 months ended May 31,		6 months ended May 31,
	2012	2011	2012	2011
REVENUES
Royalty fees from franchised stores	$489,081	$463,424	$932,002	$862,644
Net sales by Company-owned stores	-	105,962	-	199,695
Franchise fees	37,500	60,000	42,500	144,300
Licensing fees and other income	299,205	163,383	418,776	305,742
Total Revenues	825,786	792,769	1,393,278	1,512,381

OPERATING EXPENSES
Store food, beverage and paper costs	-	36,291	-	69,153
Store payroll and other operating expenses	-	65,605	-	132,851
Selling, general and administrative expenses:
Payroll and payroll-related expenses	327,896	316,012	696,147	664,922
Occupancy	46,252	47,807	65,760	86,017
Advertising and promotion	19,237	18,900	31,054	35,857
Professional service fees	33,493	17,969	93,715	72,874
Travel	14,449	12,143	28,466	22,826
Depreciation and amortization	4,782	6,963	9,566	14,386
Other	96,439	125,853	174,405	232,377
Total Operating Expenses	542,548	647,543	1,099,113	1,331,263
Income from operations	283,238	145,226	294,165	181,118
Interest income	668	958	1,374	2,048
Interest expense	(1,812)	(2,127)	(3,624)	(4,254)
Income before provision for income taxes	282,094	144,057	291,915	178,912
Provision for income taxes
Current tax	15,000	-	15,000	-
Net Income	$267,094	$144,057	$276,915	$178,912

Earnings per share - Basic and Diluted	0.04	0.02	0.04	0.02

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Weighted average shares outstanding - Diluted	7,265,510	7,264,945	7,265,707	7,264,240
Cash distributions declared per share	$0.01	$0.01	$0.02	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Six Months Ended May 31, 2012 and 2011
 (Unaudited)

	2012	2011
Operating activities
Net income	$276,915	$178,912
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	9,566	14,386
Provision for uncollectible accounts, net of recoveries	(3,002)	9,480
Share-based compensation	-	4,974
Changes in:
Trade accounts receivable and notes receivable	30,971	6,743
Restricted cash	(28,241)	(46,939)
Marketing fund contributions receivable	4,856	921
Inventories	(7,873)	2,242
Prepaid expenses and other	22,769	11,255
Accounts payable	(30,212)	(5,110)
Accrued liabilities	19,170	72,487
Unexpended marketing fund contributions	23,284	84,085
Deferred revenue	24,167	18,167
Net Cash Provided by Operating Activities	342,370	351,603

Investing activities
Purchase of equipment	-	(898)
Capitalization of trademark renewals	(150)	(1,209)
Net Cash Used In Investing Activities	(150)	(2,107)

Financing activities
Cash distributions/dividends	(290,540)	(363,177)
Net Cash Used In Financing Activities	(290,540)	(363,177)

Net Increase (Decrease) in Cash	51,680	(13,681)

Cash, Beginning of Period	1,236,125	1,242,937
Cash, End of Period	$1,287,805	$1,229,256

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$13,655

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended May 31, 2012 and 2011
(Unaudited)

Note 1 - Nature of Operations

BAB, Inc has four wholly owned subsidiaries: BAB Systems, Inc. (“Systems”); BAB Operations, Inc. (“Operations”); Brewster’s Franchise Corporation (“BFC”) and My Favorite Muffin Too, Inc.  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels (“BAB”) specialty bagel retail stores.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores, including one which currently serves as the franchise training facility.  BFC was established on February 15, 1996 to franchise “Brewster’s Coffee” concept coffee stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997.  My Favorite Muffin Too, Inc. franchises My Favorite Muffin (“MFM”) concept muffin stores which are included as part of the Systems franchise operating and financial information.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names.

On May 7, 2012 the Company issued a press release announcing the launch of its new franchise concept, SweetDuet Frozen Yogurt & Gourmet Muffins, which it is preparing to roll out this year. While BAB will be offering franchises in all 50 states, its initial development focus is targeted for the Midwest, specifically Illinois, Michigan, Wisconsin and Ohio. As part of its introductory development plan, BAB will be donating 10% of the initial franchise fee from its first 50 units to the Cystic Fibrosis Foundation, of which BAB is a corporate sponsor.  SweetDuet, as its name implies, is a fusion concept, pairing self-serve frozen yogurt with BAB’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. SweetDuet Frozen Yogurt & Gourmet Muffins shops will also include BAB’s Brewster’s Coffee and a streamlined breakfast menu. The concept is designed to work in 1600 square feet of space.  The SweetDuet concept will be included as part of the Systems franchise operating and financial information.

At May 31, 2012, the Company had 99 franchise units and 6 licensed units in operation in 24 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including to Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Locations Open and Under Development

Locations which are open or under development at May 31, 2012 are as follows:

Locations open:

Franchisees	99
Licensed	6
Under development	3
Total	108

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended May 31,		For the 6 months ended May 31,
	2012	2011	2012	2011
Numerator:
Net income available to common shareholders	$267,094	$144,057	$276,915	$178,912

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.04	$0.02	$0.04	$0.02

Effect of dilutive common stock	2,002	1,437	2,199	732
Weighted average outstanding shares
Diluted	7,265,510	7,264,945	7,265,707	7,264,240
Earnings per share - Diluted	$0.04	$0.02	$0.04	$0.02

The Company excluded 350,400 and 360,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three and six months ended May 31, 2012 and 2011, respectively, because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $152,584 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of May 31, 2012, 1,400,000 stock options were granted to directors, officers and employees.  As of May 31, 2012, there were 1,031,627 stock options exercised or forfeited under the Plan.

	6 Months Ended
	May 31, 2012	May 31, 2011
	Options	Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

All compensation cost arising from share-based payment arrangements in payroll-related expenses were expensed as of November 30, 2011; there is no share-based compensation cost through May 31, 2012 but there was approximately $5,000 for the six months ending May 31, 2011.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2012:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/2012	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/2012	Exercise Price	Intrinsic Value
368,373	3.8	$1.16	$-	368,373	$1.16	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $.62 as of the last business day of the period ended May 31, 2012.  No options were exercised during the six month period ended May 31, 2012.

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 (formerly SFAS No. 142) “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill was tested at the end of the first quarter, February 29, 2012 and it was found that the carrying value of goodwill and intangible assets were not impaired.  No events or circumstances occurred in the second quarter of 2012 to indicate that an impairment test was necessary.

The impairment test performed February 29, 2012 was based on a discounted cash flow model using management’s business plan projected for expected cash flows.  Based on the computation it was determined that no impairment has occurred.  An impairment test was performed at February 28, 2011 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

7. Segment Information

The following table presents segment information for the six months ended May 31, 2012 and 2011:

	Net Revenues		Operating Income
	2012	2011	2012	2011
Company Store Operations	$-	$274,211	$-	$(69,227)
Franchise Operations and Licensing Fees	1,393,278	1,238,170	743,404	643,423
	$1,393,278	$1,512,381	$743,404	$574,196
Corporate Expenses			(449,239)	(393,078)
Interest Expense, Net of Interest Income			(2,250)	(2,206)
Net Income before provision for taxes			291,915	178,912
Current tax expense			15,000	-
Net Income			$276,915	$178,912

Segment assets changed for the Company-owned store segment at November 30, 2011, as the Company-owned location was converted to a franchise location.  The franchise operating and licensing fee segment assets were substantially unchanged for the six months ended May 31, 2012 as compared to November 30, 2011.

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

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of May 31, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Equity

Included in accrued expenses and other liabilities at May 31, 2012 is a cash distribution/dividend payable in the amount of $72,635 declared May 25, 2012 and payable July 6, 2012. Included in accrued expenses and other liabilities at November 30, 2011 is a cash distribution/dividend payable in the amount of $217,905 declared November 28, 2011 and payable January 4, 2012.

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

General

There are 99 franchised and 6 licensed units at May 31, 2012.  Units in operation at May 31, 2011 included 1 Company-owned store, 98 franchised and 7 licensed units.  System-wide revenues for the six months ended May 31, 2012 were $19.1 million as compared to May 31, 2011 which were $17.9 million.

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

As of May 31, 2012, the Company employed 13 full-time and 4 part-time employees at the Corporate office.  The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2012 versus Three Months Ended May 31, 2011

For the three months ended May 31, 2012 and 2011, the Company reported net income of $267,000 and $144,000, respectively.  Total revenue of $826,000 increased $33,000, or 4.2%, for the three months ended May 31, 2012, as compared to total revenue of $793,000 for the three months ended May 31, 2011.

Royalty fee revenue of $489,000, for the quarter ended May 31, 2012, increased $26,000, or 5.6%, from the $463,000 for quarter ended May 31, 2011.  The Company had 99 franchise locations at May 31, 2012 and 98 at May 31, 2011.  The increase in royalty revenue is primarily due to one additional location, an April and May national bagel and muffin sale and the slowly improving economy for the fast food industry.

Franchise fee revenue of $38,000, for the quarter ended May 31, 2012, decreased $22,000, or 36.7%, compared to $60,000 in the same three month period last year.  There was one store opened and three transfers in the second quarter 2012 versus two store openings and two transfers in the same period in 2011.

Licensing fee and other income of $299,000, for the quarter ended May 31, 2012, increased $136,000, or 83.4%, from $163,000 for the quarter ended May 31, 2011.  Franchise settlement revenue of $172,000 in the second quarter of 2012 included a settlement of $171,000 versus $12,000 in 2011. There was a $7,000 franchise audit adjustment in 2012 and none in the same period 2011.  This was offset by a decrease in Sign Shop revenue of $16,000 and licensing revenue of $15,000 in 2012 compared to same period in 2011.

The one Company-owned store became a franchisee on November 30, 2011.  There were no Company-owned store sales for the second quarter 2012 versus $106,000 for same period in 2011.

Total operating expenses of $543,000 decreased $105,000, or 16.2%, for the quarter ended May 31, 2012, from $648,000 in 2011.  The decrease in total operating expenses in 2012 as compared to same period 2011 was primarily due to no Company-owned store expenses in the second quarter of 2012 versus $102,000 for the same period in 2011.  There was a $23,000 decrease in Sign Shop cost of sales and a $7,000 decrease in bad debt expense which was the result of bad debt recovery in 2012 versus an increase in the reserve for a note receivable in 2011.  This was offset by a $12,000 increase in payroll expense and a $15,000 increase in legal expenses, which were primarily incurred for the SweetDuet concept, in the second quarter 2012 versus same period 2011.

Interest income was $1,000 for May 31, 2012 and 2011.

Interest expense was $2,000 for May 31, 2012 and 2011.

State income tax expense of $15,000 was recorded in 2012 versus none in 2011.

Earnings per share, as reported for basic and diluted outstanding shares for second quarter ended May 31, 2012 and 2011 was $0.04 and $0.02, respectively.

Six Months Ended May 31, 2012, versus Nine Months Ended May 31, 2011

For the six months ended May 31, 2012, the Company reported net income of $277,000 versus $179,000 for the same period in 2011.  Total revenue of $1,393,000 decreased $119,000, or 7.9%, for the six months ended May 31, 2012, as compared to total revenue of $1,512,000 for the six months ended May 31, 2011.  This decrease in total revenues was due to the company-owned store being transferred to a franchisee at November 30, 2011.  Company-owned stores sales in 2011 were $200,000.  Royalty, franchise and licensing fee and other revenue increased $81,000 for the six months ended May 31, 2012 versus same period 2011.

Royalty fee revenue of $932,000, for the six months ended May 31, 2012, increased $69,000, or 8.0%, from $863,000 for the six months ended May 31, 2011.  The Company had 99 franchise locations at May 31, 2012 compared to 98 Franchise locations in 2011.  Franchise sales increased due to a bagel sale in April and a muffin sale in May, one additional franchise unit, a mild midwest winter and the improving economy for the fast food industry.

Franchise fee revenue of 43,000, for the six months ended May 31, 2012, decreased $101,000, or 70.1% from $144,000 for the six months ended May 31, 2011.  One store opened and 4 transferred in 2012 compared to five stores opening and five transfers during the same period in 2011.

Licensing fee and other income of $419,000, for the six months ended May 31, 2012, increased $113,000, or 36.9%, from $306,000 for the six months ended May 31, 2011.  In 2012 there was settlement income of $173,000, including a $171,000 settlement versus $26,000 of settlement income in 2011.  This $147,000 increase was offset by a $32,000 decrease in Sign Shop revenue.

Total operating expenses of $1,099,000 decreased $232,000 or 17.4%, for the six months ended May 31, 2012, from $1,331,000 in 2011.  There were no Company-owned store expenses in 2012 versus $202,000 in 2011. The remaining decrease in expenses for 2012 was due to a decrease of $20,000 in occupancy expenses due to a construction allowance in 2012, a decrease in bad debt expense of $12,000 which consisted of bad debt recovery of $3,000 in 2012 versus bad debt expense of $9,000 in 2011.  In addition there were no Company-owned other SG&A expenses in 2012 versus $16,000 in 2011, a decrease in franchise expenses of $13,000 because fewer new stores opened in 2012, a decrease of $23,000 in Sign Shop expenses and a decrease in depreciation and amortization of $5,000 in 2012 versus 2011.  This was offset by an increase in payroll expense of $31,000, which included a full time franchise trainer in 2012, an increase in legal expenses of $21,000 of which $15,000 was for the SweetDuet concept, an increase in travel of $6,000 and an increase in filing expenses for newly instituted XBRL of $6,000 in 2012 versus 2011.

Interest income of $1,000 decreased $1,000, or 50.0%, for the six months ended May 31, 2012, from $2,000 for the same period in 2011.  This was due to lower interest rates.

Interest expense for each of the six months ended May 31, 2012 and 2011, was $4,000.

State income tax expense of $15,000 was recorded in 2012 versus none in 2011.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2012, and 2011 was $0.04 and $0.02, respectively.

Liquidity and Capital Resources

At May 31, 2012, the Company had working capital of $948,000 and unrestricted cash of $1,288,000.  At November 30, 2011 the Company had working capital of $807,000 and unrestricted cash of $1,236,000.

During fiscal 2012, the Company had net income of $277,000 and operating activities provided cash of 342,000.  The principal adjustments to reconcile net income to cash generated in operating activities were depreciation and amortization of $10,000, less provision for uncollectible accounts of $3,000.  In addition, changes in operating assets and liabilities increased cash by $58,000.  During fiscal 2011, the Company had net income of $179,000 and operating activities provided cash of $352,000.  The principal adjustments to reconcile net income to cash provided by operating activities in 2011 were depreciation and amortization of $14,000, share-based compensation of $5,000 and the provision for uncollectible accounts of $9,000.  In addition changes in operating assets and liabilities increased cash by $145,000.

As of May 31, 2012, the Company used $150 for investing activities whereas during fiscal 2011, the Company used $2,000 for equipment and trademark renewals.

The Company used $291,000 and $363,000 for cash distribution/dividend payments during the six month periods ended May 31, 2012 and 2011, respectively.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.  On May 25, 2012, the Board of Directors authorized a $0.01 per share quarterly cash distribution/dividend.  The cash distribution was paid July 6, 2012 to shareholders of record as of June 18, 2012.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2011, filed with the Securities and Exchange Commission on February 24, 2012.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2012 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 13, 2012	/s/ Jeffrey M. Gorden
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