Form 10-Q
period 2012-08-31
BAB, INC.
filed 2012-10-10
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 09, 2012, BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.               FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	August 31, 2012	November 30, 2011
	(unaudited)
ASSETS
Current Assets
Cash	$1,238,710	$1,236,125
Restricted cash	382,855	337,542
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $30,730 in 2012 and $32,008 in 2011 )	95,325	112,344
Marketing fund contributions receivable from franchisees and stores	16,631	19,942
Inventories	30,670	23,625
Prepaid expenses and other current assets	69,726	83,659
Total Current Assets	1,833,917	1,813,237

Property, plant and equipment (net of accumulated depreciation of $137,940 in 2012 and $133,294 in 2011)	5,725	10,371
Assets held for sale	9,458	9,458
Trademarks	442,285	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $51,268 in 2012 and $41,634 in 2011)	65,422	70,575
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,264,661	2,274,460
Total Assets	$4,098,578	$4,087,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$27,752	$27,752
Accounts payable	15,370	45,752
Accrued expenses and other current liabilities	295,978	523,545
Unexpended marketing fund contributions	398,784	357,739
Deferred franchise fee revenue	80,000	25,000
Deferred licensing revenue	4,167	26,250
Total Current Liabilities	822,051	1,006,038

Long-term debt (net of current portion)	124,832	124,832
Total Liabilities	946,883	1,130,870

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2012 and November 30, 2011)	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,120,815)	(11,315,683)
Total Stockholders' Equity	3,151,695	2,956,827
Total Liabilities and Stockholders' Equity	$4,098,578	$4,087,697

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Income
For the Nine Months Ended August 31, 2012 and 2011
(Unaudited)

	3 months ended August 31,		9 months ended August 31,
	2012	2011	2012	2011
REVENUES
Royalty fees from franchised stores	$463,113	$445,287	$1,395,115	$1,307,931
Net sales by Company-owned stores	-	101,889	-	301,584
Franchise fees	5,000	5,000	47,500	149,300
Licensing fees and other income	118,826	117,830	537,602	423,572
Total Revenues	586,939	670,006	1,980,217	2,182,387

OPERATING EXPENSES
Store food, beverage and paper costs	-	33,683	-	102,836
Store payroll and other operating expenses	-	54,645	-	186,867
Selling, general and administrative expenses:
Payroll and payroll-related expenses	329,803	312,722	1,025,950	977,644
Occupancy	48,458	44,312	114,218	130,329
Advertising and promotion	17,696	18,953	48,750	54,810
Professional service fees	31,769	37,314	125,484	110,188
Travel	13,854	13,050	42,320	36,140
Depreciation and amortization	4,713	5,756	14,279	20,142
Other	76,381	72,917	250,786	305,659
Total Operating Expenses	522,674	593,352	1,621,787	1,924,615
Income from operations	64,265	76,654	358,430	257,772
Interest income	770	857	2,144	2,905
Interest expense	(1,812)	(2,126)	(5,436)	(6,380)
Income before provision for income taxes	63,223	75,385	355,138	254,297
Provision for income taxes
Current tax	-	5,000	15,000	5,000
Net Income	$63,223	$70,385	$340,138	$249,297

Earnings per share - Basic and Diluted	0.01	0.01	0.05	0.03

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	2,426	3,640	2,278	1,457
Weighted average shares outstanding - Diluted	7,265,934	7,267,148	7,265,786	7,264,965

Cash distributions declared per share	$0.01	$-	$0.03	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Nine Months Ended August 31, 2012 and 2011
 (Unaudited)

	2012	2011
Operating activities
Net income	$340,138	$249,297
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,279	20,142
Provision for uncollectible accounts, net of recoveries	(3,555)	9,971
Share-based compensation	-	7,461
Changes in:
Trade accounts receivable and notes receivable	20,574	20,652
Restricted cash	(45,313)	(86,935)
Marketing fund contributions receivable	3,311	5,895
Inventories	(7,045)	1,189
Prepaid expenses and other	13,935	(22,993)
Accounts payable	(30,382)	15,389
Accrued liabilities	(9,663)	39,395
Unexpended marketing fund contributions	41,045	115,619
Deferred revenue	32,917	24,000
Net Cash Provided by Operating Activities	370,241	399,082

Investing activities
Purchase of equipment	-	(2,235)
Capitalization of trademark renewals	(4,481)	(2,178)
Net Cash Used In Investing Activities	(4,481)	(4,413)

Financing activities
Cash distributions/dividends	(363,175)	(363,177)
Net Cash Used In Financing Activities	(363,175)	(363,177)

Net Increase in Cash	2,585	31,492

Cash, Beginning of Period	1,236,125	1,242,937
Cash, End of Period	$1,238,710	$1,274,429

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$5,200	$20,416

SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
Quarter and Year to Date Periods Ended August 31, 2012 and 2011
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

At August 31, 2012, the Company had 97 franchise units and 6 licensed units in operation in 24 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including to Mrs. Fields Famous Brands (Mrs. Fields), Kohr Bros. Frozen Custard, Braeda Cafe, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

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

2. Locations Open and Under Development

Locations which are open or under development at August 31, 2012 are as follows:

Locations open:

Franchisees	97
Licensed	6
Under development	4
Total	107

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended August 31,		For the 9 months ended August 31,
	2012	2011	2012	2011
Numerator:
Net income available to common shareholders	$63,223	$70,385	$340,138	$249,297

Denominator:
Weighted average outstanding shares Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01	$0.05	$0.03

Effect of dilutive common stock	2,426	3,640	2,278	1,457
Weighted average outstanding shares Diluted	7,265,934	7,267,148	7,265,786	7,264,965
Earnings per share - Diluted	$0.01	$0.01	$0.05	$0.03

The Company excluded 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three and nine months ended August 31, 2012 and 2011, respectively, because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $152,584 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of August 31, 2012, 1,400,000 stock options were granted to directors, officers and employees.  As of August 31, 2012, there were 1,031,627 stock options exercised or forfeited under the Plan.

	9 Months Ended
	August 31, 2012	August 31, 2011
	Options	Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

All compensation cost arising from share-based payment arrangements in payroll-related expenses were expensed as of November 30, 2011; there is no share-based compensation cost through August 31, 2012 but there was approximately $7,000 for the nine months ending August 31, 2011.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2012:

Options Outstanding				Options Exercisable
Outstanding at 8/31/2012	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 8/31/2012	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	3.6	$1.16	$-	368,373	$1.16	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.66 as of the last business day of the period ended August 31, 2012.  No options were exercised during the nine month period ended August 31, 2012.

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 (formerly SFAS No. 142) “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill was tested at the end of the first quarter, February 29, 2012 and it was found that the carrying value of goodwill and intangible assets were not impaired.  No events or circumstances occurred in the third quarter of 2012 to indicate that an impairment test was necessary.

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

7. Segment Information

The following table presents segment information for the nine months ended August 31, 2012 and 2011:

	Net Revenues		Operating Income
	2012	2011	2012	2011
Company Store Operations	$-	$392,947	$-	$(94,236)
Franchise Operations, Licensing Fees and Other Income	1,980,217	1,789,440	1,012,985	936,053
Subtotal	$1,980,217	$2,182,387	$1,012,985	$841,817
Corporate Expenses			(654,555)	(584,046)
Interest Expense, Net of Interest Income			(3,292)	(3,474)
Net Income Before Provision for Taxes			355,138	254,297
Current Tax Expense			15,000	5,000
Net Income			$340,138	$249,297

Segment assets changed for the Company-owned store segment at November 30, 2011, as the Company-owned location was converted to a franchise location.  The franchise operating and licensing fee segment assets were substantially unchanged for the nine months ended August 31, 2012 as compared to November 30, 2011.

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

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of August 31, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

9.  Equity

There is no cash distribution/dividend payable included in accrued expenses for August 31, 2012.  A cash distribution/dividend in the amount of $0.01 per share, totaling $72,635 was declared on September 6, 2012, payable October 4, 2012 to shareholders of record as of September 19, 2012.  Included in accrued expenses and other liabilities at November 30, 2011 is a cash distribution/dividend payable in the amount of $217,905 declared November 28, 2011 and paid January 4, 2012.

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

General

There are 97 franchised and 6 licensed units at August 31, 2012.  Units in operation at August 31, 2011 included 1 Company-owned store, 97 franchised and 8 licensed units.  System-wide revenues for the nine months ended August 31, 2012 were $28.5 million as compared to August 31, 2011 which were $27.0 million.

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

As of August 31, 2012, the Company employed 13 full-time and 3 part-time employees at the Corporate office.  The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2012 versus Three Months Ended August 31, 2011

For the three months ended August 31, 2012 and 2011, the Company reported net income of $63,000 and $70,000, respectively.  Total revenue of $587,000 decreased $83,000, or 12.4%, for the three months ended August 31, 2012, as compared to total revenue of $670,000 for the three months ended August 31, 2011.  The decrease was a result of the Company-owned store being converted to a franchise location at November 30, 2011.  This represented a total revenue difference of $102,000, offset by a royalty and licensing/other income increase of $18,000 and $1,000, respectively.

Royalty fee revenue of $463,000, for the quarter ended August 31, 2012, increased $18,000, or 4.0%, from the $445,000 for quarter ended August 31, 2011.  The Company had 97 franchise locations at August 31, 2012 and 2011.

Franchise fee revenue was $5,000 for the quarters ended August 31, 2012 and 2011.  There was one store transferred during the third quarter in both 2012 and 2011.

Licensing fee and other income of $119,000, for the quarter ended August 31, 2012, increased $1,000, from $118,000 for the quarter ended August 31, 2011.  Sign Shop revenue increased $5,000 and settlement/default income increased $3,000, offset by a $7,000 decease in license fee revenue in the third quarter 2012 compared to the same period 2011.

The one Company-owned store became a franchisee on November 30, 2011.  There were no Company-owned store sales for the third quarter 2012 versus $102,000 for the third quarter of 2011.

Total operating expenses of $523,000 decreased $71,000, or 12.0%, for the quarter ended August 31, 2012, from $594,000 in 2011.  The decrease in total operating expenses in 2012 as compared to same period 2011 was primarily due to no Company-owned store expenses in the second quarter of 2012 versus $89,000 for the same period in 2011.  There was a $3,000 decrease in insurance expense and a $5,000 decrease in legal expenses.  This was offset by a $17,000 increase in payroll expense and a $7,000 increase in training and outside service expenses relating to the SweetDuet concept, and a $4,000 increase in occupancy expense in the second quarter 2012 versus same period 2011.

Interest income was $1,000 for August 31, 2012 and 2011.

Interest expense was $2,000 for August 31, 2012 and 2011.

There was no state income tax expense recorded in the third quarter of 2012 versus $5,000 in 2011 during the same period.

Earnings per share, as reported for basic and diluted outstanding shares for third quarters ended August 31, 2012 and 2011 was $0.01

Nine Months Ended August 31, 2012, versus Nine Months Ended August 31, 2011

For the nine months ended August 31, 2012, the Company reported net income of $340,000 versus $249,000 for the same period in 2011.  Total revenue of $1,980,000 decreased $202,000, or 9.3%, for the nine months ended August 31, 2012, as compared to total revenue of $2,182,000 for the nine months ended August 31, 2011.  This decrease in total revenues was due to the company-owned store being transferred to a franchisee at November 30, 2011.  Company-owned stores sales in 2011 were $302,000.  Royalty and licensing fee and other revenue increased $202,000, offset by a decrease in franchise fee revenue of $102,000 for the nine months ended August 31, 2012 versus same period 2011.

Royalty fee revenue of $1,395,000, for the nine months ended August 31, 2012, increased $87,000, or 6.7%, from $1,308,000 for the nine months ended August 31, 2011.  The Company had 97 franchise locations at August 31, 2012 and 2011.  Franchise sales increased due to a bagel sale in April and a muffin sale in August, a mild midwest winter and the improving economy for the fast casual food industry.

Franchise fee revenue of $47,000, for the nine months ended August 31, 2012, decreased $102,000, or 68.5%, from $149,000 for the nine months ended August 31, 2011.  One store opened and five transferred in 2012 compared to five store openings and six transfers during the same period in 2011.

Licensing fee and other income of $538,000, for the nine months ended August 31, 2012, increased $114,000, or 27.2%, from $424,000 for the nine months ended August 31, 2011.  In 2012 there was settlement income of $178,000, which included one settlement for a $171,000 versus $29,000 of settlement income in 2011.  This $149,000 increase was primarily offset by a $27,000 decrease in Sign Shop revenue and $7,000 of license fee revenue.

Total operating expenses of $1,622,000 decreased $303,000 or 15.7%, for the nine months ended August 31, 2012, from $1,925,000 in 2011.  There were no Company-owned store expenses in 2012 versus $290,000 in 2011. The remaining decrease in expenses for 2012 was a decrease in Sign Shop expenses of $21,000, a decrease in occupancy expense of $16,000, primarily relating to a construction credit applied to rent expense, a decrease of $16,000 for franchise development expense relating to fewer stores opened in 2012, a decrease of $14,000 in bad debt expense, a decrease in insurance expense of $12,000, a decrease in depreciation expense of $6,000 because there was no longer Company-owned store.  This was offset by an increase of $48,000 in payroll expense, relating to having a full time trainer and higher payroll tax rates, $15,000 in legal expenses primarily relating to SweetDuet and a $9,000 increase in filing expenses for newly instituted SEC required XBRL reporting.

Interest income of $2,000 decreased $1,000, for the nine months ended August 31, 2012, from $3,000 for the same period in 2011.  This was due to lower interest rates.

Interest expense of $5,000 decrease $1,000, for of the nine months ended August 31, 2012 from $6,000 for the same period in 2011.  This was due to a lower principal balance.

State income tax expense of $15,000 was recorded in 2012 versus $5,000 in 2011.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2012, and 2011 was $0.05 and $0.03, respectively.

Liquidity and Capital Resources

At August 31, 2012, the Company had working capital of $1,012,000 and unrestricted cash of $1,239,000.  At November 30, 2011 the Company had working capital of $807,000 and unrestricted cash of $1,236,000.

During fiscal 2012, the Company had net income of $340,000 and operating activities provided cash of 370,000.  The principal adjustments to reconcile net income to cash generated in operating activities were depreciation and amortization of $14,000, less provision for uncollectible accounts of $4,000.  In addition, changes in operating assets and liabilities increased cash by $20,000.  During fiscal 2011, the Company had net income of $249,000 and operating activities provided cash of $399,000.  The principal adjustments to reconcile net income to cash provided by operating activities in 2011 were depreciation and amortization of $20,000, share-based compensation of $7,000 and the provision for uncollectible accounts of $10,000.  In addition changes in operating assets and liabilities increased cash by $113,000.

For the nine months ended August 31, 2012 and 2011, the Company used $4,000 for investing activities.

The Company used $363,000 for cash distribution/dividend payments during the nine month periods ended August 31, 2012 and 2011.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.  On September 6, 2012, the Board of Directors authorized a $0.01 per share quarterly cash distribution/dividend.  The cash distribution was paid October 4, 2012 to shareholders of record as of September 19, 2012.

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

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of August 31, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2011, filed with the Securities and Exchange Commission on February 24, 2012.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2012.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2012 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2012 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

PART II

ITEM 1.          LEGAL PROCEEDINGS

None.

ITEM 2.          UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.          OTHER INFORMATION

None.

ITEM 6.          EXHIBITS

See index to exhibits

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 10, 2012	/s/ Jeffrey M. Gorden
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