Form 10-K
period 2012-11-30
BAB, INC.
filed 2013-02-22
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2012
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555
BAB, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,674,822.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,936,209 based on 4,735,820 shares held by nonaffiliates as of May 31, 2012; Closing price ($.62) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE
See index to exhibits

FORM 10-K INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BAB, Inc (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”).  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996.  Brewster’s coffee is sold in BAB and My Favorite Muffin (“MFM”) locations as well as through license agreements.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores.  The last Company-owned store was sold and became a franchise location November 30, 2011.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2012, the Company had 100 franchise units and 6 licensed units in operation in 24 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

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

On May 7, 2012 the Company issued a press release announcing the launch of its new franchise concept, SweetDuet Frozen Yogurt & Gourmet Muffins (“SweetDuet”), which it is hoping to roll out in fiscal 2013. While BAB will be offering franchises in all 50 states, its initial development focus is targeted for the Midwest, specifically Illinois, Michigan, Wisconsin and Ohio. As part of its introductory development plan, BAB will be donating 10% of the initial franchise fee from its first 50 SweetDuet units to the Cystic Fibrosis Foundation, of which BAB is a corporate sponsor.  SweetDuet, as its name implies, is a fusion concept, pairing self-serve frozen yogurt with BAB’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. SweetDuet shops will also include BAB’s Brewster’s Coffee and a streamlined breakfast menu. The concept is designed to work in 1600 square feet of space.  The SweetDuet concept will be included as part of the Systems franchise operating and financial information.

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

Net Income

The Company reported net income of $419,000 and $394,000 for the years ended November 30, 2012 and 2011, respectively.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods, Coca-Cola and U.S. Foods.  The Company is not dependent on any of these suppliers for future growth and profitability since like products purchased from these suppliers are available from other sources.

LOCATIONS

The Company has 100 franchised locations and 6 licensed units in 24 states.

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

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB and MFM franchisees are members of a marketing fund requiring an ongoing 3% contribution, consisting of 1% for general system-wide marketing, and 2% for the local advertising and marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first full production BAB or MFM store and $20,000 for a SweetDuet.  The fee for subsequent production stores for BAB and MFM is $20,000 and $12,500 for SweetDuet.

The Company's current Franchise Disclosure Documents (“FDD”) provide for, among other things, the opportunity for prospective franchisees to enter into a Preliminary Agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this Preliminary Agreement is $10,000. If a site is not located and approved by the franchisor within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-K. The Company's Franchise Agreement provides a franchisee with the right to develop one store at a specific location. Each Franchise Agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the Franchise Agreement.

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

The Company believes the primary direct competitors of its bagel concept units are Einstein Noah Restaurant Group, which operate Einstein Bros. Bagels, Panera Bread Company and Bruegger's Bagel Bakery.  There are several other regional bagel chains with fewer than 50 stores, all of which may compete with the Company. There is no major national competitor in the muffin business, but there are a number of local and regional operators. Additionally, the Company competes directly with a number of national, regional and local coffee concept stores and brand names.

The Company also competes against numerous small, independently owned bagel bakeries and national fast food restaurants, such as Dunkin' Donuts, McDonald's and Starbucks that offer bagels, muffins, coffee and related products as part of their product offerings.  Other competition includes supermarket bakery sections and prepackaged, fresh and frozen bagels. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  In addition, the Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its concept stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin or coffee businesses.

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

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by Einstein Noah Restaurant Group and Panera Bread Company.  The Company's continued success is dependent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation is affected by the performance of its franchise stores and licensed units that sell branded products, over which the Company has limited control.

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

The trademarks and service marks "Big Apple Bagels," "My Favorite Muffin" and "Brewster's Coffee" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to Franchise Agreements.   In February 1999, the Company acquired the trademark of "Jacobs Bros. Bagels" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels" mark is also registered under applicable federal trademark law.  The trademarks and service marks for “SweetDuet Frozen Yogurt and Gourmet Muffins” are currently pending.

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

EMPLOYEES

As of November 30, 2012, the Company employed 20 persons in the Corporate headquarters, consisting of 17 full time and 3 part-time employees.  The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low sale prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2012 and 2011.  The Company's common stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2012	Low	High
First quarter	0.51	0.70
Second quarter	0.55	0.65
Third quarter	0.51	0.68
Fourth quarter	0.56	0.68

Year Ended: November 30, 2011	Low	High
First quarter	0.39	0.55
Second quarter	0.49	1.01
Third quarter	0.55	0.78
Fourth quarter	0.48	0.69

As of February 15, 2013, the Company's Common Stock was held by 161 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 15, 2013, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2012 and 2011, no options were granted.  As of February 11, 2012, there were 1,031,627 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

The Board of Directors declared a cash distribution/dividend on February 27, May 25 and September 6, 2012 of $0.01 per share, paid April 9, July 6, and October 4, 2012, respectively.

The Board of Directors declared a $0.01 quarterly and $0.02 special cash distribution/dividend on December 6, 2010, paid January 5, 2011.  The Board of Directors declared a $0.01 quarterly cash distribution/dividend on   February 25, May 23 and September 6, 2011, paid April 15, July 5, and October 4, 2011, respectively.  On November 28, 2011 a $0.01 quarterly cash distribution/dividend and a $0.02 special cash distribution/dividend was declared and paid January 4, 2012.

On December 3, 2012 the Board of Directors declared a $0.01 quarterly and a $0.04 special cash distribution/dividend which was paid on December 27, 2012, totaling $363,000.

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

GENERAL

The Company has 100 franchised and 6 licensed units at the end of 2012. Units in operation at the end of 2011 included 101 franchised and 8 licensed units.  System-wide revenues were $38 million 2012 and $36 million in 2011.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros., Kaleidoscoops, Green Beans Coffee and Sodexo).  Also included in licensing fees and other income is Operation’s Sign Shop results.  For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

YEAR 2012 COMPARED TO YEAR 2011

Total revenues from all sources decreased $348,000, or 11.5%, to $2,675,000 in 2012 from $3,023,000 in the prior year primarily because the Company had no Company-owned store revenues in 2012 versus $403,000 in 2011 and due to a decrease in franchise fee revenue of $178,000 in 2012, off-set by increases in licensing fees of $134,000 and royalty revenue of $99,000.

Royalty revenue from franchise stores increased $99,000, or 5.6%, to $1,859,000 in 2012 as compared to $1,760,000 in 2011.  Franchise fee revenue decreased $178,000, or 63.3%, to $103,000 in 2012 versus $281,000 in 2011.  During fiscal 2012 there were 4 store openings and 5 transfers compared to 9 stores openings and 8 transfers in 2011.  At November 30, 2012 and 2011 the Company had 1 unit under development.  In fiscal 2012 there were no Company-owned revenues compared to $403,000 in 2011.  Licensing fees and other income increased $134,000, or 23.1%, to $713,000 in 2012 as compared to $579,000 in 2011.  The increase in licensing and other income was primarily due to an increase of $156,000 in settlement income, a total of $185,000 in 2012 versus $29,000 in 2011. During 2012 the Company had one settlement of $171,000.

Total operating expenses in 2012 were $2,236,000, or 83.6% of revenues, compared to $2,620,000, or 86.7% of total revenues in 2011. Total operating expenses decreased $384,000, or 14.6%, in 2012 compared to 2011, primarily due to the fact there was no Company-owned store location in 2012 and the Company incurred $397,000 of expenses for the Company-owned store in 2011.  Excluding Company-owned store expenses, the expenses increased $14,000 in 2012.

Corporate office payroll and payroll related expenses increased $85,000, or 6.3%, in 2012, to $1,433,000, from $1,348,000 in 2011, primarily due to a full-time franchise trainer for all of 2012 and an increase in executive bonuses in 2012 compared to 2011.  Professional fees increased $26,000, or 19.5%, in 2012, to $159,000, from $133,000 in 2011 primarily due to increased legal expenses related to franchise collections.  This was offset by an $18,000, or 10.3%, decrease in occupancy expenses in 2012 totaling $157,000 compared to $175,000 in 2011 primarily due to a $37,000 rent credit for an unused construction allowance which was offset by higher rent expense in 2012, a $13,000, or 17.8%, decrease in advertising and promotion expense totaling $60,000 in 2012 compared to $73,000 in 2011, and a $7,000, or 26.9% decrease to $19,000 in 2012 compared to $26,000 in 2011 primarily because there was no Company-owned store in 2012 versus 2011.  In addition, there was a $56,000, or 13.5%, decrease in other expenses to $360,000 in 2012 compared to $416,000 in 2011

Interest income was $3,000 in 2012 versus $4,000 in 2011, as a result of lower interest rates.

Interest expense was $7,000 in 2012 versus $8,000 in 2011, as a result of a decrease in outstanding debt.

Income tax expense for 2012 was $15,000 compared to $5,000 in 2011 for Illinois state income taxes as net operating loss carryforwards were not allowed to offset taxable income in 2012 or 2011.
Net income totaled $419,000, or 15.7%, of revenue in 2012 as compared to $394,000, or 13.0%, of revenue in the prior year.  Earnings per share for basic and diluted outstanding shares is $.06 for 2012 and $.05 for 2011.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2012, the Company had working capital of $992,000 and unrestricted cash of $1,256,000.  At November 30, 2011, the Company had working capital of $807,000 and unrestricted cash of $1,236,000.

During fiscal 2012, the Company had net income of $419,000 and operating activities provided cash of $495,000.  The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $19,000, loss on assets held for sale of $6,000, less the provision for uncollectible accounts of $9,000.  In addition changes in other operating assets and liabilities totaled $61,000.  During fiscal 2011, the Company had net income of $394,000 and operating activities provided cash of $464,000.  The principal adjustments to reconcile net income to cash provided by operating activities were depreciation, amortization and value adjustment of $26,000, loss on assets held for sale of $4,000, share-based compensation of $10,000 and provision for uncollectible accounts of $3,000.  In addition changes in other operating assets and liabilities totaled $27,000.

During fiscal 2012, the Company used $11,000 for investing activities, comprised of $6,000 for purchases of equipment and $5,000 for trademark renewal.  During fiscal 2011, the Company used $8,000 for investing activities, comprised of $8,000 for purchases of equipment and $3,000 for trademark renewals, less $3,000 received for proceeds from sale of equipment.

For financing activities in fiscal 2012, $28,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2011, $26,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted. On December 3, 2012 the Board of Directors declared a $0.01 quarterly and a $0.04 special cash distribution/dividend which was paid on December 27, 2012, totaling $363,000.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill and intangible assets were tested at the end of the first fiscal quarter, February 28, 2012 and 2011 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment tests performed at February 28, 2012 and 2011 were based on a discounted cash flow model using management’s business plan projected for expected future cash flows.  Based on the computation of the discounted cash flows, it was determined that the fair value of goodwill and intangible assets were not impaired.

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

As of November 30, 2012, the Company has cumulative net operating loss carryforwards expiring between 2013 and 2029 for U.S. federal income tax purposes of approximately $4,676,000.   A valuation allowance has been established for $1,249,000 at November 30, 2012 for the deferred tax benefit related to those loss carryforwards and other net deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.)

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The amendment in the Update are intended to reduce cost and complexity by providing an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 (date of issuance of this Update). The Company adopted this guidance for its fiscal year ending November 30, 2012.

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of November 30, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.
Years Ended November 30, 2012 and 2011

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries as of November 30, 2012 and 2011 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and subsidiaries as of November 30, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:  /s/ Sassetti LLC
Oak Park, Illinois
February 21, 2013

BAB, Inc
Consolidated Balance Sheets
November 30, 2012 and 2011

	2012	2011
ASSETS
Current Assets
Cash	$1,256,257	$1,236,125
Restricted cash	376,837	337,542
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $25,580 in 2012 and $32,008 in 2011 )	86,070	112,344
Marketing fund contributions receivable from franchisees and stores	16,385	19,942
Inventories	26,953	23,625
Prepaid expenses and other current assets	65,991	83,659
Total Current Assets	1,828,493	1,813,237

Property, plant and equipment (net of accumulated depreciation of $139,293 in 2012 and $133,294 in 2011)	10,773	10,371
Assets held for sale	3,783	9,458
Trademarks	445,022	442,285
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $54,560 in 2012 and $41,634 in 2011)	59,710	70,575
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,261,059	2,274,460
Total Assets	$4,089,552	$4,087,697

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$29,070	$27,752
Accounts payable	14,120	45,752
Accrued expenses and other current liabilities	328,288	523,545
Unexpended marketing fund contributions	393,477	357,739
Deferred franchise fee revenue	25,000	25,000
Deferred licensing revenue	45,833	26,250
Total Current Liabilities	835,788	1,006,038

Long-term debt (net of current portion)	95,762	124,832
Total Liabilities	931,550	1,130,870

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2012 and 2011	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,114,508)	(11,315,683)
Total Stockholders' Equity	3,158,002	2,956,827
Total Liabilities and Stockholders' Equity	$4,089,552	$4,087,697

See accompanying notes

BAB, Inc
Consolidated Statements of Income
Years Ended November 30, 2012 and 2011

	2012	2011
REVENUES
Royalty fees from franchised stores	$1,859,064	$1,760,240
Net sales by Company-owned store	-	403,006
Franchise fees	102,500	281,200
Licensing fees and other income	713,258	578,830
Total Revenues	2,674,822	3,023,276

OPERATING EXPENSES
Store food, beverage and paper costs	-	137,676
Store payroll and other operating expenses	-	259,472
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,432,512	1,348,204
Occupancy	156,834	174,892
Advertising and promotion	59,951	72,862
Professional service fees	158,695	133,238
Travel	49,396	50,516
Depreciation and amortization	18,924	26,389
Other	359,944	416,371
Total Operating Expenses	2,236,256	2,619,620
Income from operations	438,566	403,656
Interest income	2,542	3,703
Interest expense	(7,028)	(8,296)
Income before provision for income taxes	434,080	399,063

Provision for income taxes	15,000	5,000
Net Income	$419,080	$394,063

Net Income per share - Basic and Diluted	$0.06	$0.05
Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	2,352	1,757
Weighted average shares outstanding - Diluted	7,265,860	7,265,265
Cash distributions declared per share	$0.03	$0.06

See accompanying notes

BAB, Inc
Consolidated Statements of Stockholders’ Equity
Years Ended November 30, 2012 and 2011

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
November 30, 2010	8,466,953	13,508,257	977,389	(1,203,445)	(222,781)	(11,056,030)	3,206,835

Stock Compensation Expense			9,645				9,645

Dividends Declared						(653,716)	(653,716)

Net Income						394,063	394,063

November 30, 2011	8,466,953	$13,508,257	$987,034	(1,203,445)	$(222,781)	$(11,315,683)	$2,956,827

Dividends Declared						(217,905)	(217,905)

Net Income						419,080	419,080

November 30, 2012	8,466,953	$13,508,257	$987,034	(1,203,445)	$(222,781)	$(11,114,508)	$3,158,002

 See accompanying notes

BAB, Inc
Consolidated Statements of Cash Flows
Years Ended November 30, 2012 and 2011

	2012	2011
Operating activities
Net income	$419,080	$394,063
Depreciation and amortization	18,924	26,389
Provision for uncollectible accounts, net of recoveries	(9,459)	2,719
Loss on assets held for sale	5,675	4,053
Share-based compensation	-	9,645
Changes in:
Trade accounts receivable and notes receivable	35,733	15,189
Restricted cash	(39,295)	(80,147)
Marketing fund contributions receivable	3,557	(758)
Inventories	(3,328)	10,480
Prepaid expenses and other	17,668	6,333
Accounts payable	(31,632)	8,803
Accrued liabilities	22,648	34,282
Unexpended marketing fund contributions	35,738	118,869
Deferred revenue	19,583	(86,250)
Net Cash Provided by Operating Activities	494,892	463,670

Investing activities
Purchase of equipment	(6,400)	(8,317)
Proceeds from sale of equipment	-	2,967
Capitalization of trademark renewals	(4,798)	(2,828)
Net Cash Used In Investing Activities	(11,198)	(8,178)

Financing activities
Repayment of borrowings	(27,752)	(26,494)
Cash distributions/dividends	(435,810)	(435,810)
Net Cash Used In Financing Activities	(463,562)	(462,304)

Net (Decrease) Increase in Cash	20,132	(6,812)

Cash, Beginning of Period	1,236,125	1,242,937
Cash, End of Period	$1,256,257	$1,236,125

Supplemental disclosure of cash flow information:
Interest paid	$7,248	$8,506
Income taxes paid	$11,253	$29,218

See accompanying notes

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 1 - Nature of Operations

BAB, Inc (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”).  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996.  Brewster’s coffee is sold in BAB and My Favorite Muffin (“MFM”) locations as well as through license agreements.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores.  The last Company-owned store was sold and became a franchise location November 30, 2011.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999. All branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2012, the Company had 100 franchise units and 6 licensed units in operation in 24 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.

On May 7, 2012 the Company issued a press release announcing the launch of its new franchise concept, SweetDuet Frozen Yogurt & Gourmet Muffins (“SweetDuet”), which it is hoping to roll out in fiscal 2013. While BAB will be offering franchises in all 50 states, its initial development focus is targeted for the Midwest, specifically Illinois, Michigan, Wisconsin and Ohio. As part of its introductory development plan, BAB will be donating 10% of the initial franchise fee from its first 50 SweetDuet units to the Cystic Fibrosis Foundation, of which BAB is a corporate sponsor.  SweetDuet, as its name implies, is a fusion concept, pairing self-serve frozen yogurt with BAB’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. SweetDuet shops will also include BAB’s Brewster’s Coffee and a streamlined breakfast menu. The SweetDuet concept will be included as part of the Systems franchise operating and financial information.

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

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

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

Big Apple Bagels and My Favorite Muffin stores which are open, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2012	2011
Operating Units
Franchise Owned	100	101
Licensed Units	6	8
	106	109
Unopened stores with Franchise Agreements:	1	1
Total operating units and units with Franchise Agreements	107	110

License fees and other income primarily consist of license fees, Sign Shop and defaulted and terminated franchise contract revenues.  Revenue is recorded on an accrual basis.  Actual amounts are used to record the majority of license fees although at times it is necessary to use estimates. Revenues and expenses recorded for Sign Shop as well as defaulted and terminated franchise contract revenue are actual amounts.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were confined to a single reportable segment operating in the United States in fiscal 2012.  The segment footnote for 2011 identifies a Company-owned store until November 30, 2011 at which point it was sold and became a franchise unit.  This was deemed to be a separate segment.

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
November 30, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash

As of November 30, 2012 and 2011, the Marketing Fund cash balances, which are restricted, were $377,000 and $338,000, respectively.

As of November 30, 2012 the Federal Deposit Insurance Corporation (FDIC) insured up to $250,000 on interest bearing checking accounts and an unlimited amount on noninterest bearing checking accounts.  The Company checking accounts are noninterest bearing accounts.  Effective January 1, 2013 the FDIC maximum insurance on all interest and noninterest bearing checking accounts is $250,000.  From January 1, 2013 the Company will exceed FDIC limits on some of its operating and marketing accounts.

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

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill was tested at the end of the first quarter, February 28, 2012 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2012 was based on a discounted cash flow model using management’s business plan projected for expected cash flows.  Based on the computation it was determined that no impairment was needed.  An impairment test was performed at February 28, 2011 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets (Continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2010	$1,493,771	$442,285	$80,309	$2,016,365
Additions	-		2,828	2,828
Amortization expense	-	-	(12,562)	(12,562)
Net Balance as of November 30, 2011	1,493,771	442,285	70,575	2,006,631
Additions	-	2,737	2,061	4,798
Amortization expense	-	-	(12,926)	(12,926)
Net Balance as of November 30, 2012	$1,493,771	$445,022	$59,710	$1,998,503

Definite lived intangible assets are being amortized over their useful lives.  The estimated amortization expense for each of the next five fiscal years and thereafter is as follows:

Fiscal Period	Definite Lived Intangibles

2013	$13,269
2014	13,269
2015	13,269
2016	13,269
2017	6,634
Total	$59,710

Reclassifications

The Company may reclassify certain items in the prior year financial statements for comparative purposes to conform with the presentation in the current year financial statements.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred.  Advertising and promotion expense was $60,000 and $73,000 in 2012 and 2011, respectively.  Included in advertising expense was $60,000 and $51,000 in 2012 and 2011, respectively, related to the Company’s franchise operations. In 2011 there was $21,000 of advertising related to the Company-owned store.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions.  Review of the Company’s possible tax uncertainties as of November 30, 2012 did not result in any positions requiring disclosure.  Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision.  The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2012 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns for the years ending November 30, 2009, 2010 and 2011 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.  (See Note 3.)

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

	2012	2011
Numerator:

Net income available to common shareholders	$419,080	$394,063

Denominator:

Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.06	$0.05

Effect of dilutive common stock	2,352	1,757
Weighted average outstanding shares
Diluted	7,265,860	7,265,265
Earnings per share - Diluted	$0.06	$0.05

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2012 there are 350,000 of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being higher than the option prices.  At November 30, 2011 there were 360,000 unexercised options that were not included in diluted EPS because their impact would be antidilutive due to the market price of the common stock being higher than the option prices.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time.  The Company had no recorded compensation expense arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan in 2012 and $10,000 for the year ended November 30, 2011.

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

In July 2012, the FASB issued ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment. The amendment in the Update are intended to reduce cost and complexity by providing an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  The Update is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012 (date of issuance of this Update). The Company adopted this guidance for its fiscal year ending November 30, 2012.

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of November 30, 2012 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 3 – Income Taxes

The components of the Company’s current provision for income taxes are as follows:

	2012	2011
Current
Federal	$-	$-
State	15,000	5,000
Deferred	-	-
Total	$15,000	$5,000

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 5.94%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows:

	2012	2011

Federal income tax provision computed at federal statutory rate	$147,587	$133,981
State income taxes, net of federal tax provision	25,784	23,407
Other adjustments, including an increase in state tax rate	16,142	(50,736)
Change in valuation allowance and expiration of certain net operating losses	(174,513)	(101,652)
Income Tax Provision	$15,000	$5,000

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 3 – Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2012	2011
Deferred revenue	$28,291	$20,469
Deferred rent	18,100	4,534
Marketing Fund net contributions	150,509	134,814
Allowance for doubtful accounts and notes receivable	10,217	12,784
Accrued expenses	49,140	48,437
Net operating loss carryforwards	1,867,466	2,339,392
Valuation allowance	(1,248,548)	(1,755,814)
Total Deferred Income Tax Asset	$875,175	$804,616

Depreciation and amortization	$(626,978)	$(556,196)
Franchise Costs	(197)	(420)
Total Deferred Income Tax Liabilities	$(627,175)	$(556,616)

Total Net Deferred Tax Asset	$248,000	$248,000

As of November 30, 2012 the Company has net operating loss carryforwards expiring between 2013 and 2029 for U.S. federal income tax purposes of approximately $4,676,000.  The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.  A valuation allowance has been established for $1,249,000 and $1,756,000 as of November 30, 2012 and 2011, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.  The decrease in the valuation allowance of $507,000 in 2012 is a result of expiration of $339,000 of the 1997 net operating loss, the recognition of a portion of the net operating loss carryforwards and an increase in deferred tax liabilities relating primarily to depreciation and amortization.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000.  The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder.  The balance of this note payable was $125,000 and $153,000 as of November 30, 2012 and 2011, respectively.

As of November 30, 2012, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2013	$29,070
2014	30,451
2015	31,898
2016	33,413

Total	$124,832

Note 5 - Stockholders’ Equity

The Board of Directors declared a cash distribution/dividend on February 27, May 25 and September 6, 2012 of $0.01 per share, paid April 9, July 6, and October 4, 2012, respectively.

The Board of Directors declared a $0.01 quarterly and $0.02 special cash distribution/dividend on December 6, 2010, paid January 5, 2011.  The Board of Directors declared a $0.01 quarterly cash distribution/dividend on   February 25, May 23 and September 6, 2011, paid April 15, July 5, and October 4, 2011, respectively.  On November 28, 2011 a $0.01 quarterly cash distribution/dividend and a $0.02 special cash distribution/dividend was declared and paid January 4, 2012.

On December 3, 2012 the Board of Directors declared a $0.01 quarterly and a $0.04 special cash distribution/dividend payable on December 27, 2012.

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

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 6 - Stock Options (Continued)

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant.  The options granted vary in vesting from immediate to a vesting period over five years.  The options granted are exercisable within a 10 year period from the date of grant.  All stock issued from the granted options must be held for one year from date of exercise.  Options issued and outstanding expire on various dates through November 28, 2016.  The range of exercise prices of options outstanding at November 30, 2012 are $0.46 to $1.38.

During fiscal 2012 and 2011 no options were granted or exercised.  Activity under the Plan during the two years ended November 30 is as follows:

	2012		2011
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	368,373	$1.156	368,373	$1.156
Forfeited	-		-
Outstanding at end of year	368,373	$1.156	368,373	$1.156

	Options Outstanding and Exercisable
Range of exercise price			Options outstanding	Weighted average remaining contractual life	Weighted average exercise price
	$0.46		7,973	1.0	$0.460
	$0.60		10,000	1.6	$0.600
$0.88	-	$0.97	61,900	2.2	$0.938
	$0.86		20,000	2.5	$0.860
$1.15	-	$1.27	68,500	3.0	$1.220
	$0.97		20,000	4.0	$0.970
$1.25	-	$1.38	180,000	4.0	$1.322
			368,373		$1.156

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 6 - Stock Options (Continued)

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.63 as of the last business day of the period ended November 30, 2012.  There were no options exercised in 2012 or 2011.

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/2012	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/2012	Exercise Price	Intrinsic Value
368,373	3.30	$1.16	$-	368,373	$1.16	$-

In fiscal 2012 the Company recorded no compensation cost arising from share-based payment arrangements in payroll-related expenses on the Consolidated Statement of Income for the Company’s stock option plan and $10,000 of expense for fiscal 2011.  All options were fully vested in 2011 and there will be no further payroll-related expense from the stock options currently outstanding.

Note 7 - Commitments

The Company rents its Corporate office, and rented its former Company-owned store location under leases which require it to pay base rent, real estate taxes, insurance and general repairs and maintenance.  The Corporate office lease is through September 30, 2018. The former Company-owned store lease expired December 31, 2011 and will not be renewed.  Rent expense for the years ended November 30, 2012 and 2011 was $153,000 and $224,000, respectively.  Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized.  As of November 30, 2012, future minimum annual rental commitments under the Corporate lease are as follows:

Year Ending November 30:
2013	$110,434
2014	113,709
2015	116,983
2016	120,257
2017	134,843
Thereafter	115,197

Total	$711,423

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions.  Company contributions are discretionary.  The Company did not make a contribution in 2012 or 2011.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2012 and 2011

Note 9 - Segment Information

Segment information has been reclassified to reflect licensing fees revenue, goodwill and certain definite lived assets and the amortization expense related to these intangibles in Systems, so as to reflect a truer segment income stream and asset relationship, as the business is focused on the franchise division.

The following table presents segment information for the years ended November 30, 2012 and 2011: There were no sales to any individual customer during either year that represented 10% or more of net sales.

	Net Revenues		Operating Income
	2012	2011	2012	2011
Company Store Operations	$-	$403,006	$-	$(89,126)
Franchise Operations and Licensing Fees	2,674,822	2,620,270	1,362,260	1,325,191
	$2,674,822	$3,023,276	$1,362,260	$1,236,065
Corporate Expenses			(923,694)	(832,409)
Interest Income, Net of Interest Expense			(4,486)	(4,593)
Net Income before provision for taxes			434,080	399,063
Current tax expense			15,000	5,000
Net Income			$419,080	$394,063

Operating Segment Data

	Identifiable Assets	Capital and Intangible Expenditures	Depreciation and Amortization
Year Ended November 30, 2012:
Company Store Operations	$-	$-	$-
Franchise Operations (other than goodwill)	768,801	6,400	5,998
Definite Lived Intangible Assets	59,710	4,798	12,926
Goodwill and Other Intangible Assets	1,938,793	-	-
	$2,767,304	$11,198	$18,924

Year Ended November 30, 2011:
Company Store Operations	$-	$1,100	$5,160
Franchise Operations (other than goodwill)	761,282	7,217	8,667
Definite Lived Intangible Assets	70,575	2,828	12,562
Goodwill and Other Intangible Assets	1,936,056	-	-
	$2,767,913	$11,145	$26,389

Reconciliation to Total Assets as Reported	2012	2011

Assets-Total reportable segments - Identifiable assets	$2,767,304	$2,767,913

Unallocated Amounts
Cash	1,256,257	1,236,125
Prepaid expenses and other current assets	65,991	83,659
Total Consolidated Assets	$4,089,552	$4,087,697

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2012 and 2011, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2012.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2012.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act.  In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2012 and 2011 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2012	249,831	50,916	-	-	-	-	-	300,747
President and CEO	2011	249,831	40,184	-	-	-	-	-	290,015

Michael K. Murtaugh	2012	187,380	38,188	-	-	-	-	-	225,568
Vice President and General Counsel	2011	187,380	30,139	-	-	-	-	-	217,519

Jeffrey M Gorden	2012	133,686	7,500	-	-	-	-	-	141,186
Chief Financial Officer	2011	133,686	5,000	-	-	-	-	-	138,686

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2012:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans President and CEO	20,000	-	-	.97	2015
	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Michael K. Murtaugh Vice President and General Counsel	20,000	-	-	.97	2015
	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Jeffrey M Gorden Chief Financial Officer	1,833	-	-	.46	2014
	6,000	-	-	.88	2015
	5,000	-	-	1.15	2015
	25,000	-	-	1.25	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans President and CEO	-	-	-	-
	-	-	-	-

Michael K. Murtaugh Vice President and General Counsel	-	-	-	-
	-	-	-	-

Jeffrey M Gorden Chief Financial Officer	-	-	-	-
	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2012:

DIRECTOR COMPENSATION
Compensation for fiscal year ended November 30, 2012

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	1,900	-	-	-	-	-	1,900

James Lentz	1,900	-	-	-	-	-	1,900

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 15, 2012 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 15, 2012 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,584,690 (1)(2)(3)	21.04

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,058,054 (1)	14.05

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	42,845 (4)	.57

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000 (5)	.53

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932 (6)	.46

All executive officers and directors as a group (5 persons)	2,755,521 (1)(2)(3)(4)(5)(6)	36.59

(1) Includes 90,000 stock options fully exercisable as of 2/15/13.
(2) Includes 3,500 shares inherited by spouse.
(3) Includes 62,222 shares held by children.
(4) Includes 37,833 stock options fully exercisable as of 2/15/13.
(5) Includes 30,000 stock options fully exercisable as of 2/15/13.
(6) Includes 20,000 stock options fully exercisable as of 2/15/13.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2012 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2012 and 2011 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in fiscal 2012 and 2011 were $63,000 and $62,000, respectively.

Tax compliance services provided by Sassetti LLC were $13,000 and $12,000 for 2012 and 2011, respectively.

During the years ended November 30, 2012 and 2011, Sassetti LLC did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2012 and 2011 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2012 and 2011 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.
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
Dated: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 22, 2013
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 22, 2013
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 22, 2013
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 22, 2013
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 22, 2013
By /s/ James A. Lentz
James A. Lentz, Director

EXHIBIT 3.1 - Certificate of Incorporation

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 3.2 - Bylaws of BAB, Inc.

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 21.1 – List of Subsidiaries of the Company

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation