Form 10-Q
period 2013-02-28
BAB, INC.
filed 2013-04-12
CIK 1123596

FORM 10-Q
U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555
BAB, Inc.
(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 11, 2013 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.               FINANCIAL STATEMENTS

BAB, Inc.
Consolidated Balance Sheet

	February 28,2013	November 30, 2012
ASSETS
Current Assets
Cash	$826,887	$1,256,257
Restricted cash	355,629	376,837
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $16,892 in 2013 and $25,580 in 2012 )	81,001	86,070
Marketing fund contributions receivable from franchisees and stores	10,152	16,385
Inventories	25,678	26,953
Prepaid expenses and other current assets	88,377	65,991
Total Current Assets	1,387,724	1,828,493

Property, plant and equipment (net of accumulated depreciation of $140,316 in 2013 and $139,293 in 2012)	9,749	10,773
Assets held for sale	3,783	3,783
Trademarks	445,022	445,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $57,880 in 2013 and $54,560 in 2012)	56,540	59,710
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,256,865	2,261,059
Total Assets	$3,644,589	$4,089,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$29,070	$29,070
Accounts payable	16,127	14,120
Accrued expenses and other current liabilities	314,790	328,288
Unexpended marketing fund contributions	366,036	393,477
Deferred franchise fee revenue	60,000	25,000
Deferred licensing revenue	33,333	45,833
Total Current Liabilities	819,356	835,788

Long-term debt (net of current portion)	95,762	95,762
Total Liabilities	915,118	931,550

Stockholders' Equity
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2013 and November 30, 2012	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,543,039)	(11,114,508)
Total Stockholders' Equity	2,729,471	3,158,002
Total Liabilities and Stockholders' Equity	$3,644,589	$4,089,552

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Income
For the Quarters Ended February 28, 2013 and February 29, 2012
 (Unaudited)

	February 28, 2013	February 29, 2012
REVENUES
Royalty fees from franchised stores	$419,919	$442,921
Franchise fees	-	5,000
Licensing fees and other income	115,160	119,571
Total Revenues	535,079	567,492

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	378,638	368,251
Occupancy	41,563	19,508
Advertising and promotion	17,477	11,817
Professional service fees	60,783	60,222
Travel	17,015	14,017
Depreciation and amortization	4,344	4,784
Other	79,440	77,966
Total Operating Expenses	599,260	556,565
(Loss)/Income from operations	(64,181)	10,927
Interest income	307	706
Interest expense	(1,482)	(1,812)
Net (Loss)/Income	(65,356)	9,821

(Loss)/Earnings per share - Basic and Diluted	$(0.009)	$0.001

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	2,193	1,757
Weighted average shares outstanding - Diluted	7,265,701	7,265,265

Cash distributions declared per share	$0.05	$0.01

SEE ACCOMPANYING NOTES

BAB, Inc.
Consolidated Statements of Cash Flows
For the Quarters Ended February 28, 2013 and February 29, 2012
 (Unaudited)

	February 28, 2013	February 29, 2012
Operating activities
Net (loss)/income	$(65,356)	$9,821
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,344	4,784
Provision for uncollectible accounts, net of recoveries	(5,807)	(2,107)
Changes in:
Trade accounts receivable and notes receivable	10,876	38,391
Restricted cash	21,208	12,189
Marketing fund contributions receivable	6,233	6,197
Inventories	1,275	(8,210)
Prepaid expenses and other	(22,386)	(6,668)
Accounts payable	2,007	(146)
Accrued liabilities	(13,498)	62,893
Unexpended marketing fund contributions	(27,441)	(18,403)
Deferred revenue	22,500	17,083
Net Cash (Used)/Provided by Operating Activities	(66,045)	115,824

Investing activities
Capitalization of trademark renewals	(150)	-
Net Cash Used In Investing Activities	(150)	-

Financing activities
Cash distributions/dividends	(363,175)	(217,905)
Net Cash Used In Financing Activities	(363,175)	(217,905)

Net Decrease in Cash	(429,370)	(102,081)

Cash, Beginning of Period	1,256,257	1,236,125
Cash, End of Period	$826,887	$1,134,044

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$8,450	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.
Notes to Unaudited Consolidated Financial Statements
For the Quarters Ended February 28, 2013 and February 29, 2012
 (Unaudited)

Note 1 - Nature of Operations

BAB, Inc (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”).  Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagel (“BAB”) specialty bagel retail stores.  My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996 and is also included as a part of Systems.  Brewster’s coffee is sold in BAB and My Favorite Muffin (“MFM”) locations as well as through license agreements.  Operations was formed on August 30, 1995, primarily to operate Company-owned stores.  There are currently no Company-owned stores.  The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At February 28, 2013 the Company had 98 franchise units and 6 licensed units in operation in 24 states.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee.  Also included in licensing fees and other income is Operation’s Sign Shop results.  For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

On May 7, 2012 the Company issued a press release announcing the launch of its new franchise concept, SweetDuet Frozen Yogurt & Gourmet Muffins (“SweetDuet”), which it is hoping to roll out in fiscal 2013. While BAB will be offering franchises in all 50 states, its initial development focus is targeted for the Midwest, specifically Illinois, Michigan, Wisconsin and Ohio. As part of its introductory development plan, BAB will be donating 10% of the initial franchise fee from its first 50 SweetDuet units to the Cystic Fibrosis Foundation, of which BAB is a corporate sponsor.  SweetDuet, as its name implies, is a fusion concept, pairing self-serve frozen yogurt with BAB’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and thereby differentiating itself from the numerous frozen yogurt outlets already populating the market. SweetDuet shops will also include BAB’s Brewster’s Coffee and a streamlined breakfast menu. The SweetDuet concept will be included as part of Systems franchise operating and financial information.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2012 which was filed February 22, 2013.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Locations Open and Under Development

Locations which are open or under development at February 28, 2013 are as follows:

Locations open:

Franchisees	98
Licensed	6
Under development	2
Total	106

3. (Loss)/Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2013	February 29, 2012
Numerator:
Net (loss)/income available to common shareholders	$(65,356)	$9,821

Denominator:
Weighted average outstanding shares Basic	7,263,508	7,263,508
(Loss)/Earnings per Share - Basic	$(0.009)	$0.001

Effect of dilutive common stock	2,193	1,757
Weighted average outstanding shares Diluted	7,265,701	7,265,265
(Loss)/Earnings per share - Diluted	$(0.009)	$0.001

The Company excluded 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three months ended February 28, 2013 and February 29, 2012 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $125,000 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan).  The Plan reserves 1,400,000 shares of common stock for grant.  As of February 28, 2013, 1,400,000 stock options were granted to directors, officers and employees.  As of February 28, 2013, there were 1,031,627 stock options exercised or forfeited under the Plan.

	February 28, 2013	February 29, 2012
	Options	Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

All compensation cost arising from share-based payment arrangements in payroll-related expenses was expensed as of November 30, 2011.

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2013:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 2/28/13	Remaining Life	Exercise Price	Intrinsic Value	at 2/28/13	Exercise Price	Intrinsic Value
368,373	3.05	$1.16	$-	368,373	$1.16	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.63 as of the last business day of the period ended February 28, 2013.  No options were exercised during the three month period ended February 28, 2013.

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350, “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.  The Company follows this guidance.

ASU No. 2012-02, Intangibles – Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment provides an entity the option to make a qualitative assessment about the likelihood that an indefinite-lived intangible asset is impaired to determine whether it should perform a quantitative impairment test. The update also enhances consistency of impairment testing guidance among long-lived asset categories by permitting entities to assess qualitative factors to determine whether it is necessary to calculate the asset’s fair value when testing for impairment, which is equivalent to the impairment testing requirements for other long-lived assets.  The Company adopted this guidance for its fiscal year ending November 30, 2012.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  Goodwill was tested at the end of the first quarter, February 28, 2013 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2013 was based on a discounted cash flow model using management’s business plan projected for expected cash flows.  Based on the computation it was determined that no impairment has occurred.  An impairment test was performed at February 29, 2012 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

7.  Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of February 28, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

8.  Equity

On December 3, 2012 the Board of Directors declared a cash distribution/dividend of $0.05 per share.  This was a $0.01 quarterly and a $0.04 per share special distribution/dividend.  This was paid December 27, 2012 to shareholders of record as of December 17, 2012.  The total cash distribution during this quarter was $363,175.

There is no cash distribution/dividend payable included in accrued expenses for February 28, 2013.  A cash distribution/dividend in the amount of $0.01 per share, totaling $72,635 was declared on March 14, 2013, payable April 11, 2013 to shareholders of record as of March 28, 2013.  Included in accrued expenses and other liabilities at February 29, 2012 is a cash distribution/dividend payable in the amount of $72,635 declared February 27, 2012 and paid April 9, 2012.

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

General

There are 98 franchised and 6 licensed units at February 28, 2013.  Units in operation at February 29, 2012 included 101 franchised and 7 licensed units.  System-wide revenues for the three months ended February 28, 2013 were $8.5 million as compared to February 29, 2012 which were $9.0 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing and  nontraditional channels of distribution (Kohr Bros., Braeda Café, Kaleidoscoops, Green Beans Coffee and Sodexo).  Also included in licensing fees and other income is Operation’s Sign Shop revenue.  The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, build charts, outside window stickers and counter signs to franchisees to provide consistency and convenience.

Royalty fees represent a 5% fee on net retail and wholesale sales of franchised units.  Royalty revenues are recognized on an accrual basis using actual franchise receipts.  Generally, franchisees report and remit royalties on a weekly basis.  The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the month-end.  Estimates are utilized in certain instances where actual numbers have not been received and such estimates are based on the average of the last 10 weeks’ actual reported sales.

The Company recognizes franchise fee revenue upon the opening of a franchise store. Direct costs associated with the franchise sale are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix, scoop and bake muffin batter and par baked bagels from a third-party commercial bakery, to the franchised and licensed units.

As of February 28, 2013, the Company employed 15 full-time and 4 part-time employees at the Corporate office.  The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2013 versus February 29, 2012

For the three months ended February 28, 2013 and February 29, 2012, the Company reported a net loss of $65,000 and net income of $10,000, respectively.  Total revenue of $535,000 decreased $32,000, or 5.6%, for the three months ended February 28, 2013, as compared to total revenue of $567,000 for the three months ended February 29, 2012.

Royalty fee revenue of $420,000, for the quarter ended February 28, 2013, decreased $23,000, or 5.2%, from the $443,000 for quarter ended February 29, 2013.  The Company had three fewer franchise locations at February 28, 2013 compared to February 29, 2012.

There was no franchise fee revenue during the first quarter February 28, 2013 versus $5,000 for a store transfer for the quarter ended February 29, 2012.

Licensing fee and other income of $115,000, for the quarter ended February 28, 2013, decreased $4,000, from $119,000 for the quarter ended February 29, 2013.  License fee revenue decreased $6,000, offset by an increase in  Sign Shop revenue of $2,000 in the first quarter 2013 compared to the same period 2012.

Total operating expenses of $599,000 increased $42,000, or 7.5%, for the quarter ended February 28, 2013, from $557,000 for the same period 2012.  The increase in total operating expenses in 2013 as compared to same period 2012 was primarily due to an increase of $22,000 in occupancy expense because of an office lease renewal construction credit received in 2012, an increase in payroll in 2013 due to an additional employee and an increase in advertising expenses in 2013 of $6,000 relating to the SweetDuet concept.

Interest income was less than $1,000 during the first quarter of 2013 compared to $1,000 in the same period 2012.

Interest expense was $1,000 for quarter ended February 28, 2013 compared to $2,000 for the same period 2012.

Earnings per share, as reported for basic and diluted outstanding shares for the first quarter ended February 28, 2013 was a loss of $0.009 per share compared to income of $0.001 for the same period 2012.

Liquidity and Capital Resources

At February 28, 2013, the Company had working capital of $568,000 and unrestricted cash of $827,000.  At November 30, 2012 the Company had working capital of $993,000 and unrestricted cash of $1,256,000.

During the first quarter of 2013, the Company had a net loss of $65,000 and operating activities used cash of $66,000.  The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $4,000, less provision for uncollectible accounts of $6,000.  In addition, changes in operating assets and liabilities increased cash by $1,000.  During February 29, 2012, the Company had net income of $10,000 and operating activities provided cash of $116,000.  The principal adjustments to reconcile net income to cash provided by operating activities for first quarter 2012 were depreciation and amortization of $5,000 less the provision for uncollectible accounts of $2,000.  In addition changes in operating assets and liabilities increased cash by $103,000.

For the three months ended February 28, 2013 the Company used less than $1,000 for investing activities and none for the three months ended February 29, 2012.

The Company used $363,000 and $218,000 for cash distribution/dividend payments during the three month period ended February 28, 2013 and February 29, 2012, respectively.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.  On March 14, 2013, the Board of Directors authorized a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 28, 2013 payable April 11, 2013.

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

The Company believes that for tax purposes the cash distribution declared in 2013 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two.  Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2013, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2013.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of February 28, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2012, filed with the Securities and Exchange Commission on February 22, 2013.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2013.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.              CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2013 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: April 12, 2013	/s/ Jeffrey M. Gorden
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