Form 10-Q
period 2013-05-31
BAB, INC.
filed 2013-07-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

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

Indicate by checkmark whether the registrant is a shell company. Yes ☐ No ☒

As of July 11, 2013 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I	FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operation

Item 3	Quantitative and Qualitative Disclosures About Market Risk

Item 4	Controls and Procedures

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3	Defaults Upon Senior Securities

Item 4	Mine Safety Disclosures

Item 5	Other Information

Item 6	Exhibits

SIGNATURE

PART I

ITEM 1.        FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheet

	May 31, 2013	November 30, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$870,668	$1,256,257
Restricted cash	371,204	376,837
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $14,331 in 2013 and $25,580 in 2012 )	79,607	86,070
Marketing fund contributions receivable from franchisees and stores	13,507	16,385
Inventories	25,720	26,953
Prepaid expenses and other current assets	87,228	65,991
Total Current Assets	1,447,934	1,828,493

Property, plant and equipment (net of accumulated depreciation of $141,357 in 2013 and $139,293 in 2012)	8,708	10,773
Assets held for sale	3,783	3,783
Trademarks	446,222	445,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $61,206 in 2013 and $54,560 in 2012)	53,214	59,710
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,253,698	2,261,059
Total Assets	$3,701,632	$4,089,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$29,070	$29,070
Accounts payable	13,218	14,120
Accrued expenses and other current liabilities	398,145	328,288
Unexpended marketing fund contributions	384,965	393,477
Deferred franchise fee revenue	50,000	25,000
Deferred licensing revenue	20,833	45,833
Total Current Liabilities	896,231	835,788

Long-term debt (net of current portion)	95,762	95,762
Total Liabilities	991,993	931,550

Stockholders' Equity
Preferred shares, 5,000,000 authorized, no shares outstanding
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2013 and November 30, 2012	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,562,871)	(11,114,508)
Total Stockholders' Equity	2,709,639	3,158,002
Total Liabilities and Stockholders' Equity	$3,701,632	$4,089,552

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Month Periods Ended May 31, 2013 and 2012

(Unaudited)

	3 months ended May 31,		6 months ended May 31,
	2013	2012	2013	2012
REVENUES
Royalty fees from franchised stores	$467,525	$489,081	$887,444	$932,002
Franchise fees	10,000	37,500	10,000	42,500
Licensing fees and other income	180,632	299,205	295,792	418,776
Total Revenues	658,157	825,786	1,193,236	1,393,278

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	329,802	327,896	708,440	696,147
Occupancy	42,594	46,252	84,157	65,760
Advertising and promotion	19,343	19,237	36,820	31,054
Professional service fees	20,445	33,493	81,228	93,715
Travel	15,912	14,449	32,927	28,466
Depreciation and amortization	4,367	4,782	8,711	9,566
Other	99,022	96,439	178,462	174,405
Total Operating Expenses	531,485	542,548	1,130,745	1,099,113
Income from operations	126,672	283,238	62,491	294,165
Interest income	248	668	555	1,374
Interest expense	(1,482)	(1,812)	(2,964)	(3,624)
Income before provision for income taxes	125,438	282,094	60,082	291,915
Provision for income taxes
Current tax	-	15,000	-	15,000
Net Income	$125,438	$267,094	$60,082	$276,915

Earnings per share - Basic and Diluted	0.02	0.04	0.01	0.04

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	4,050	2,002	3,210	2,199
Weighted average shares outstanding - Diluted	7,267,558	7,265,510	7,266,718	7,265,707

Cash distributions declared per share	$0.02	$0.01	$0.07	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Month Periods Ended May 31, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities
Net income	$60,082	$276,915
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	8,711	9,566
Provision for uncollectible accounts, net of recoveries	(6,214)	(3,002)
Changes in:
Trade accounts receivable and notes receivable	12,677	30,971
Restricted cash	5,633	(28,241)
Marketing fund contributions receivable	2,878	4,856
Inventories	1,233	(7,873)
Prepaid expenses and other	(21,237)	22,769
Accounts payable	(902)	(30,212)
Accrued liabilities	(2,778)	(53,465)
Unexpended marketing fund contributions	(8,512)	23,284
Deferred revenue	-	24,167
Net Cash Provided by Operating Activities	51,571	269,735

Investing activities
Capitalization of trademark renewals	(1,350)	(150)
Net Cash Used In Investing Activities	(1,350)	(150)

Financing activities
Dividends payable	72,635	72,635
Cash distributions/dividends	(508,445)	(290,540)
Net Cash Used In Financing Activities	(435,810)	(217,905)

Net Increase (Decrease) in Cash	(385,589)	51,680

Cash, Beginning of Period	1,256,257	1,236,125
Cash, End of Period	$870,668	$1,287,805

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$19,950	$5,000

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Quarters and Year to Date Periods Ended May 31, 2013 and 2012

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996 and is also included as a part of Systems. Brewster’s® Coffee is sold in BAB and My Favorite Muffin® (“MFM”) locations as well as through license agreements. Operations was formed on August 30, 1995, primarily to operate Company-owned stores. There are currently no Company-owned stores. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At May 31, 2013 the Company had 93 franchise units and 5 licensed units in operation in 24 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee. Also included in licensing fees and other income is Operation’s Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

On May 7, 2012 the Company issued a press release announcing the launch of its new franchise concept, SweetDuet Frozen Yogurt & Gourmet Muffins® (“SweetDuet”). The first SweetDuet will be opening this year in Kalamazoo MI to a current BAB franchisee. The first franchise agreement was signed subsequent to May 31, 2013, on June 3, 2013. While BAB will be offering franchises in all 50 states, its initial development focus is targeted for the Midwest, specifically Illinois, Michigan, Wisconsin and Ohio. As part of its introductory development plan, BAB will be donating 10% of the initial franchise fee from its first 50 SweetDuet units to the Cystic Fibrosis Foundation, of which BAB is a corporate sponsor. SweetDuet, as its name implies, is a fusion concept, pairing self-serve frozen yogurt with BAB’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. SweetDuet shops will also include BAB’s Brewster’s Coffee and a streamlined breakfast menu. The SweetDuet concept will be included as part of Systems franchise operating and financial information.

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

2. Locations Open and Under Development

Locations which are open or under development at May 31, 2013 are as follows:

Locations open:

Franchisees	93
Licensed	5
Under development	4
Total	102

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended May 31,		For the 6 months ended May 31,
	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$125,438	$267,094	$60,082	$276,915

Denominator:
Weighted average outstanding shares Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.04	$0.01	$0.04

Effect of dilutive common stock	4,050	2,002	3,210	2,199
Weighted average outstanding shares Diluted	7,267,558	7,265,510	7,266,718	7,265,707
Earnings per share - Diluted	$0.02	$0.04	$0.01	$0.04

The Company excluded 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three and six months ended May 31, 2013 and 2012 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $125,000 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan). The Plan reserves 1,400,000 shares of common stock for grant. As of February 28, 2013, 1,400,000 stock options were granted to directors, officers and employees. As of May 31, 2013, there were 1,031,627 stock options exercised or forfeited under the Plan.

	May 31, 2013	May 31, 2012
	Options	Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2013:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/13	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/13	Exercise Price	Intrinsic Value
368,373	2.80	$1.16	$-	368,373	$1.16	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.81 as of the last business day of the period ended May 31, 2013. No options were exercised during the six month period ended May 31, 2013.

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

7. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of May 31, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

8. Equity

There was a cash distribution/dividend payable included in accrued expenses for May 31, 2013 in the amount of $72,635 declared May 17, 2013 and payable July 2, 2013. There was no distribution/dividend payable accrued at November 30, 2012.

On May 7, 2013 BAB Inc. adopted a Preferred Shares Rights Agreement (“Rights Plan”) and declared a dividend distribution of one right (equivalent to one one-thousandth of a preferred share), for each outstanding share of common stock. The Rights Plan is intended to protect BAB and its stockholders from efforts to obtain control of BAB that the Board of Directors determines are not in the best interest of BAB and its stockholders. BAB issued one Right for each current share of stock outstanding at the close of business on May 13, 2013. The rights will not be exercisable unless a person or group acquires 15% (20% institutional investors) or more of BAB’s common stock.

9. Contingency

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of such proceedings or claims cannot be predicted with certainty, management does not believe that the outcome of any of such proceedings or claims will have a material effect on our financial position. Except as stated below, we know of no pending or threatened proceeding or claim to which we are or will be a party.

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc (“Operations”), a wholly owned subsidiary of the Company, and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee. The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease. Operations, which no longer owns any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001. Operations contended that it bore no liability because of language in one of the subsequent assignments releasing it from any further liability.

The Company and its trial counsel feel strongly that the Court’s ruling was in error and contrary to applicable Illinois precedent. The Company intends to vigorously pursue an appeal and anticipates a favorable result based on prior favorable rulings in similar cases.

No amounts have been accrued for any potential losses in this matter.

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

General

There are 93 franchised and 5 licensed units at May 31, 2013.  Units in operation at May 31, 2012 included 99 franchised and 6 licensed units.  System-wide revenues for the six months ended May 31, 2013 were $18.1 million as compared to May 31, 2012 which were $19.1 million.

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

As of May 31, 2013, the Company employed 14 full-time and 5 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2013 versus Three Months Ended May 31, 2012

For the three months ended May 31, 2013 and 2012, the Company reported a net income of $125,000 and $267,000, respectively. Total revenue of $658,000 decreased $168,000, or 20.3%, for the three months ended May 31, 2013, as compared to total revenue of $826,000 for the three months ended May 31, 2012.

Royalty fee revenue of $468,000, for the quarter ended May 31, 2013, decreased $21,000, or 4.3%, from the $489,000 for quarter ended May 31, 2012. The Company had six fewer franchise locations at May 31, 2013 compared to May 31, 2012.

There were two store transfers totaling $10,000 in franchise fee revenue during the quarter ended May 31, 2013 versus $38,000 in revenue for one store opening and three transfers for the quarter ended May 31, 2012.

Licensing fee and other income of $181,000, for the quarter ended May 31, 2013, decreased $118,000, from $299,000 for the quarter ended May 31, 2012. Licensing fees and other income include income from settlements and terminations of franchise agreements (settlements) and for the quarter ended May 31, 2013, settlements decreased $127,000 due to the fact in the same period in 2012 we received a $171,000 payment for the buyout of the Franchise Agreement from the Minot, ND franchisee so the franchisee could pursue its other business interests associated with the local energy boom. In that acceptance by the Company of the voluntary buyout is unique, no such transaction occurred nor was such income earned in the quarter ended May 31, 2013. The $127,000 decrease in settlement income in 2013 was offset by an increase of $8,000 for Sign Shop revenue in the second quarter 2013 compared to the same period 2012.

Total operating expenses of $531,000 decreased $12,000, or 2.2%, for the quarter ended May 31, 2013, from $543,000 for the same period 2012. The decrease in total operating expenses in 2013 as compared to same period 2012 was primarily due to a decrease of $13,000 for legal fees.

The above expenses for May 31, 2013 include $31,000 of expenses relating to the development of our SweetDuet franchise concept versus none in the same period of 2012.

Interest income was less than $1,000 for both quarters ended May 31, 2013 and 2012.

Interest expense was $1,000 for quarter ended May 31, 2013 compared to $2,000 for the same period 2012.

Earnings per share, as reported for basic and diluted outstanding shares for the second quarter ended May 31, 2013 and 2012 was $0.02 and $0.04, respectively.

Six Months Ended May 31, 2013 versus Six Months Ended May 31, 2012

For the six months ended May 31, 2013 and 2012, the Company reported net income of $60,000 and $277,000, respectively. Total revenue of $1,193,000 decreased $201,000, or 14.4%, for the six months ended May 31, 2013, as compared to total revenue of $1,393,000 for the six months ended May 31, 2012.

Royalty fee revenue of $887,000, for the six months ended May 31, 2013, decreased $45,000, or 4.8%, from the $932,000 for the six months ended May 31, 2012. The Company had six fewer franchise locations at May 31, 2013 compared to May 31, 2012.

There were two store transfers totaling $10,000 in franchise fee revenue during the six months ended May 31, 2013 versus $43,000 in revenue for one store opening and four transfers for the six months ended May 31, 2012.

Licensing fee and other income of $296,000, for the six months ended May 31, 2013, decreased $123,000, from $419,000 for the six months ended May 31, 2012. Licensing fees and other income include income from settlements and terminations of franchise agreements (settlements) and for the six months ended May 31, 2013, settlements decreased $127,000 due to the fact in the same period in 2012 we received a $171,000 payment for the buyout of the Franchise Agreement from the Minot, ND franchisee so the franchisee could pursue its other business interests associated with the local energy boom. In that acceptance by the Company of the voluntary buyout is unique, no such transaction occurred nor was such income earned in the six months ended May 31, 2013. Nontraditional revenue decreased $7,000 for the six months of 2013 compared to 2012, offset by an increase of $10,000 for Sign Shop revenue in 2013 compared to the same period 2012.

Total operating expenses of $1,131,000 increased $32,000, or 2.9%, for the six months ended May 31, 2013, from $1,099,000 for the same period 2012. The increase in total operating expenses in 2013 as compared to same period 2012 was primarily due to an increase of $18,000 for occupancy expense in comparison to same period in 2012 which was primarily due to a construction credit received in 2012 and $12,000 in payroll and payroll related expenses. During the later part of May 2013 one full-time employee was eliminated and executive management took a voluntary pay cut in order to help offset development costs regarding the launch of its SweetDuet concept. In addition, Sign Shop cost of sales increased $11,000 in 2013 compared to 2012. There were offsetting reductions to operating expenses, business taxes and bank charges which decreased expenses by $9,000.

The above expenses for the six months ended May 31, 2013 included $68,000 of expenses relating to the development of the SweetDuet franchise concept versus $16,000 for the same period 2012.

Interest income was a $1,000 for the six months ended May 31, 2013 and 2012.

Interest expense for the six months ended May 31, 2013 and 2012 was $3,000 and $4,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2013 and 2012 was $0.01 and $0.04, respectively.

Liquidity and Capital Resources

At May 31, 2013, the Company had working capital of $552,000 and unrestricted cash of $871,000. At November 30, 2012 the Company had working capital of $993,000 and unrestricted cash of $1,256,000.

During the six months ended May 31, 2013, the Company had net income of $60,000 and operating activities provided cash of $52,000. The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $9,000, less provision for uncollectible accounts of $6,000. In addition, changes in operating assets and liabilities decreased cash by $11,000. During May 31, 2012, the Company had net income of $277,000 and operating activities provided cash of $270,000. The principal adjustments to reconcile net income to cash provided by operating activities for the six months ending May 31, 2012 were depreciation and amortization of $10,000 less the provision for uncollectible accounts of $3,000. In addition changes in operating assets and liabilities decreased cash by $14,000.

For the six months ended May 31, 2013 the Company used $1,000 for investing activities and $150 for the six months ended May 31, 2012.

The Company used $436,000 and $218,000 for cash distribution/dividend payments and offsetting dividend payable during the six month period ended May 31, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of May 31, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2012, filed with the Securities and Exchange Commission on February 22, 2013.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2013 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

PART II

ITEM 1.	LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of such proceedings or claims cannot be predicted with certainty, management does not believe that the outcome of any of such proceedings or claims will have a material effect on our financial position. Except as stated below, we know of no pending or threatened proceeding or claim to which we are or will be a party.

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc (“Operations”), a wholly owned subsidiary of the Company, and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee. The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease. Operations, which no longer owns any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001. Operations contended that it bore no liability because of language in one of the subsequent assignments releasing it from any further liability.

The Company and its trial counsel feel strongly that the Court’s ruling was in error and contrary to applicable Illinois precedent. The Company intends to vigorously pursue an appeal and anticipates a favorable result based on prior favorable rulings in similar cases.

No amounts have been accrued for any potential losses in this matter.

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

BAB, Inc.

Dated: July 12, 2013	/s/ Jeffrey M. Gorden
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