Form 10-Q
period 2013-08-31
BAB, INC.
filed 2013-10-15
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 10, 2013 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.         FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheet

	August 31, 2013	November 30, 2012
	(unaudited)
ASSETS
Current Assets
Cash	$808,902	$1,256,257
Restricted cash	369,757	376,837
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $13,324 in 2013 and $25,580 in 2012 )	122,953	86,070
Marketing fund contributions receivable from franchisees and stores	10,955	16,385
Inventories	28,510	26,953
Prepaid expenses and other current assets	83,499	65,991
Total Current Assets	1,424,576	1,828,493

Property, plant and equipment (net of accumulated depreciation of $142,399 in 2013 and $139,293 in 2012)	7,667	10,773
Assets held for sale	3,783	3,783
Trademarks	446,822	445,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $64,532 in 2013 and $54,560 in 2012)	49,888	59,710
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,249,931	2,261,059
Total Assets	$3,674,507	$4,089,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$29,070	$29,070
Accounts payable	26,402	14,120
Accrued expenses and other current liabilities	281,076	328,288
Unexpended marketing fund contributions	380,966	393,477
Deferred franchise fee revenue	35,000	25,000
Deferred licensing revenue	8,333	45,833
Total Current Liabilities	760,847	835,788

Long-term debt (net of current portion)	95,762	95,762
Total Liabilities	856,609	931,550

Stockholders' Equity
Preferred shares, 5,000,000 authorized, no shares outstanding
Common stock ($.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2013 and November 30, 2012	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,454,612)	(11,114,508)
Total Stockholders' Equity	2,817,898	3,158,002
Total Liabilities and Stockholders' Equity	$3,674,507	$4,089,552

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2013 and 2012

(Unaudited)

	3 months ended August 31,		9 months ended August 31,
	2013	2012	2013	2012
REVENUES
Royalty fees from franchised stores	$446,603	$463,113	$1,334,047	$1,395,115
Franchise fees	35,000	5,000	45,000	47,500
Licensing fees and other income	135,143	118,826	430,935	537,602
Total Revenues	616,746	586,939	1,809,982	1,980,217

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	283,826	329,803	992,266	1,025,950
Occupancy	41,716	48,458	125,873	114,218
Advertising and promotion	13,309	17,696	50,129	48,750
Professional service fees	37,482	31,769	127,093	128,225
Travel	9,440	13,854	42,367	42,320
Depreciation and amortization	4,367	4,713	13,078	14,279
Other	99,281	76,381	269,360	248,045
Total Operating Expenses	489,421	522,674	1,620,166	1,621,787
Income from operations	127,325	64,265	189,816	358,430
Interest income	213	770	768	2,144
Interest expense	(1,483)	(1,812)	(4,447)	(5,436)
Income before provision for income taxes	126,055	63,223	186,137	355,138
Provision for income taxes
Current tax	17,795	-	17,795	15,000
Net Income	$108,260	$63,223	$168,342	$340,138

Earnings per share - Basic and Diluted	$0.01	$0.01	$0.02	$0.05

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	6,172	2,426	4,372	2,278
Weighted average shares outstanding - Diluted	7,269,680	7,265,934	7,267,880	7,265,786

Cash distributions declared per share	$-	$0.01	$0.07	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended August 31, 2013 and 2012

(Unaudited)

	2013	2012
Operating activities
Net income	$168,342	$340,138
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,078	14,279
Provision for uncollectible accounts, net of recoveries	(7,975)	(3,555)
Changes in:
Trade accounts receivable and notes receivable	(28,908)	20,574
Restricted cash	7,080	(45,313)
Marketing fund contributions receivable	5,430	3,311
Inventories	(1,557)	(7,045)
Prepaid expenses and other	(17,508)	13,935
Accounts payable	12,282	(30,382)
Accrued liabilities	(47,212)	(9,663)
Unexpended marketing fund contributions	(12,511)	41,045
Deferred revenue	(27,500)	32,917
Net Cash Provided by Operating Activities	63,041	370,241

Investing activities
Capitalization of trademark renewals	(1,950)	(4,481)
Net Cash Used In Investing Activities	(1,950)	(4,481)

Financing activities
Cash distributions/dividends	(508,446)	(363,175)
Net Cash Used In Financing Activities	(508,446)	(363,175)

Net Increase (Decrease) in Cash	(447,355)	2,585

Cash, Beginning of Period	1,256,257	1,236,125
Cash, End of Period	$808,902	$1,238,710

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$26,000	$5,200

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2013 and 2012

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At August 31, 2013 the Company had 95 franchise units and 5 licensed units in operation in 25 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee. Also included in licensing fees and other income is Operation’s Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

On August 22, 2013 the first SweetDuet Frozen Yogurt & Gourmet Muffins® (“SweetDuet”) opened in Kalamazoo, MI. It is owned by a current BAB franchisee. A second location opened in Portage, MI on September 25, 2013 to another BAB franchisee. While BAB will be offering franchises in all 50 states, its initial development focus is targeted for the Midwest, specifically Illinois, Michigan, Wisconsin and Ohio. As part of its introductory development plan, BAB will be donating 10% of the initial franchise fee from its first 50 SweetDuet units to the Cystic Fibrosis Foundation, of which BAB is a corporate sponsor. SweetDuet, as its name implies, is a fusion concept, pairing self-serve frozen yogurt with BAB’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. SweetDuet shops will also include BAB’s Brewster’s Coffee and a streamlined breakfast menu. The SweetDuet concept will be included as part of Systems franchise operating and financial information.

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

2. Units Open and Under Development

Units which are open or under development at August 31, 2013 are as follows:

Locations open:

Franchisees	95
Licensed	5
Under development	5
Total	105

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended August 31,		For the 9 months ended August 31,
	2013	2012	2013	2012
Numerator:
Net income available to common shareholders	$108,260	$63,223	$168,342	$340,138

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01	$0.02	$0.05

Effect of dilutive common stock	6,172	2,426	4,372	2,278
Weighted average outstanding shares
Diluted	7,269,680	7,265,934	7,267,880	7,265,786
Earnings per share - Diluted	$0.01	$0.01	$0.02	$0.05

The Company excluded 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three and nine months ended August 31, 2013 and 2012 because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $125,000 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan). The Plan reserves 1,400,000 shares of common stock for grant. As of February 28, 2013, 1,400,000 stock options were granted to directors, officers and employees. As of August 31, 2013, there were 1,031,627 stock options exercised or forfeited under the Plan.

	August 31, 2013 Options	August 31, 2013 Options
Options Outstanding at beginning of period	368,373	368,373
Granted	0	0
Forfeited	0	0
Exercised	0	0
Options Outstanding at end of period	368,373	368,373

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2013:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 8/31/13	Remaining Life	Exercise Price	Intrinsic Value	at 8/31/13	Exercise Price	Intrinsic Value
368,373	2.55	$1.16	$-	368,373	$1.16	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.80 as of the last business day of the period ended August 31, 2013. No options were exercised during the nine month period ended August 31, 2013.

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

7. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of August 31, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

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

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030. In September 2013 the Company filed an appeal.

The Company and its trial and appellate counsel believe that we will prevail on appeal and that it is only reasonably possible that the Court’s ruling will be upheld as it is contrary to applicable Illinois precedent. The Company believes there will be zero damages assessed based on prior favorable rulings in similar cases; accordingly, no amounts have been accrued for any potential losses in this matter.

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

General

There are 95 franchised and 5 licensed units at August 31, 2013.  Units in operation at August 31, 2012 included 97 franchised and 6 licensed units.  System-wide revenues for the nine months ended August 31, 2013 were $27.2 million as compared to August 31, 2012 which were $28.5 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing and nontraditional channels of distribution (Kohr Bros., Kaleidoscoops, Green Beans Coffee and Sodexo). Also included in licensing fees and other income is Operation’s Sign Shop revenue. The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, build charts, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

As of August 31, 2013, the Company employed 14 full-time and 2 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2013 versus Three Months Ended August 31, 2012

For the three months ended August 31, 2013 and 2012, the Company reported net income of $108,000 and $63,000, respectively. Total revenue of $617,000 increased $30,000, or 5.1%, for the three months ended August 31, 2013, as compared to total revenue of $587,000 for the three months ended August 31, 2012.

Royalty fee revenue of $447,000, for the quarter ended August 31, 2013, decreased $16,000, or 3.5%, from the $463,000 for quarter ended August 31, 2012. The Company had fewer franchise locations at August 31, 2013 compared to August 31, 2012.

Franchise fee revenues of $35,000, for the quarter ended August 31, 2013, increased $30,000 as compared to the same quarter 2012. There were 2 store openings and 2 transfers for quarter ended August 31, 2013, compared to no store openings and 2 transfers in the same period 2012.

Licensing fee and other income of $135,000, for the quarter ended August 31, 2013, increased $16,000, or 13.4% from $119,000 for the quarter ended August 31, 2013. Sign Shop revenue increased $20,000 for the quarter ended August 31, 2013 compared to same period in 2012, offset by a decrease of $4,000 in settlement fees for the quarter ended August 31, 2013 compared to the same period in 2012.

Total operating expenses of $489,000 decreased $34,000, or 6.5%, for the quarter ended August 31, 2013, from $523,000 for the same period 2012. The decrease in total operating expenses in 2013 as compared to same period 2012 was primarily due to a decrease in payroll expenses of $46,000, which included a reduction in executive payroll and increased Marketing Fund allocations, a decrease in occupancy expense of $6,000, due to increased Marketing Fund allocations, a reduction in advertising expenses of $5,000 and less travel expenses of $5,000, with other general operating expenses decreasing $15,000. This was offset by increased franchise expenses of $21,000, including $13,000 spent on opening the Company’s first SweetDuet franchise and an increase of $20,000 in Sign Shop cost of goods.

Total expenses for the three months ended August 31, 2013 include $20,000 for the development of the SweetDuet franchise concept versus $13,000 in the same period of 2012.

Interest income was less than $1,000 for the three months ended August 31, 2013 and 2012.

Interest expense was $1,000 for the quarter ended August 31, 2013 compared to $2,000 for the same period 2012.

Income taxes of $18,000 are recorded for the quarter ended August 31, 2013 versus none for the previous year same quarter. The income taxes relate to state income taxes for states which limit the use of net operating loss carryforwards.

Earnings per share, as reported for basic and diluted outstanding shares for the second quarter ended August 31, 2013 and 2012 was $0.01.

Nine Months Ended August 31, 2013 versus Nine Months Ended August 31, 2012

For the nine months ended August 31, 2013 and 2012, the Company reported net income of $168,000 and $340,000, respectively. Total revenue of $1,810,000 decreased $170,000, or 8.6%, for the nine months ended August 31, 2013, as compared to total revenue of $1,980,000 for the nine months ended August 31, 2012.

Royalty fee revenue of $1,334,000, for the nine months ended August 31, 2013, decreased $61,000, or 4.4%, from the $1,395,000 for the nine months ended August 31, 2012. The Company had fewer franchise locations at August 31, 2013 compared to August 31, 2012.

There were 2 store openings and 4 transfers in 2013, versus 1 store opening and 5 transfers in 2012.

Licensing fee and other income of $431,000, for the nine months ended August 31, 2013, decreased $107,000, or 19.9% from $538,000 for the nine months ended August 31, 2012. Licensing fee and other income includes income from settlements and terminations of franchise agreements (settlements). For the nine months ended August 31, 2013, settlements decreased $123,000 due to the fact in the same period in 2012 we received a $171,000 payment for the buyout of the Franchise Agreement from the Minot, ND franchisee so the franchisee could pursue its other business interests associated with the local energy boom. In that acceptance by the Company of the voluntary buyout is unique, no such transaction occurred nor was such income earned in the nine months ended August 31, 2013. Nontraditional revenue decreased $13,000 for the nine months of 2013 compared to 2012, offset by an increase of $30,000 for Sign Shop revenue in 2013 compared to the same period 2012.

Total operating expenses of $1,620,000 were essentially the same for the nine months ended August 31, 2013 and 2012. Payroll expenses decreased $34,000 for the nine months ended August 31, 2013, primarily due to increased Marketing Fund allocation due to increased marketing personnel. The bad debt provision decreased $4,000, as the reserve for notes receivable decreased in 2013, and general office expenses decreased $18,000, offset by an increase in Sign Shop cost of goods of $31,000 for the nine months ended August 31, 2013. Franchise development increased $14,000 for the nine months ended August 31, 2013 related to the 2 store openings, and occupancy expense increased by $11,000 as compared to August 31, 2012.

Effective June 1, 2013 executive management took a pay cut in order to help offset development costs regarding the launch of its SweetDuet concept. The total operating expenses for the nine months ended August 31, 2013 includes $56,000 for development of the SweetDuet franchise concept versus $29,000 for the same period 2012.

Interest income of $1,000 for the nine months ended August 31, 2013, decreased $1,000 from the $2,000 interest income for the same period 2012.

Interest expense of $4,000 decreased $1,000 for the nine months ended August 31, 2013 from $5,000 for the same period 2012.

Income tax expense for the nine months ended August 31, 2013 and 2012 was $18,000 and $15,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2013 and 2012 was $0.02 and $0.05, respectively.

Liquidity and Capital Resources

At August 31, 2013, the Company had working capital of $664,000 and unrestricted cash of $809,000. At November 30, 2012 the Company had working capital of $993,000 and unrestricted cash of $1,256,000.

During the nine months ended August 31, 2013, the Company had net income of $168,000 and operating activities provided cash of $63,000. The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $13,000, less provision for uncollectible accounts of $8,000. In addition, changes in operating assets and liabilities decreased cash by $110,000. During August 31, 2012, the Company had net income of $340,000 and operating activities provided cash of $370,000. The principal adjustments to reconcile net income to cash provided by operating activities for the nine months ending August 31, 2012 were depreciation and amortization of $14,000 less the provision for uncollectible accounts of $4,000. In addition changes in operating assets and liabilities increased cash by $20,000.

For the nine months ended August 31, 2013 the Company used $2,000 for investing activities versus $4,000 for the nine months ended August 31, 2012.

The Company used $508,000 and $363,000 for cash distribution/dividend payments during the nine month period ended August 31, 2013 and 2012, respectively.

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

 Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of August 31, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2012, filed with the Securities and Exchange Commission on February 22, 2013.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2013 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2013 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030. In September 2013 the Company filed an appeal.

The Company and its trial and appellate counsel believe that we will prevail on appeal and that it is only reasonably possible that the Court’s ruling will be upheld as it is contrary to applicable Illinois precedent. The Company believes there will be zero damages assessed based on prior favorable rulings in similar cases; accordingly, no amounts have been accrued for any potential losses in this matter.

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

BAB, Inc.

Dated: October 15, 2013	/s/ Jeffrey M. Gorden
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