Form 10-K
period 2013-11-30
BAB, INC.
filed 2014-02-26
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2013
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,450,194.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,317,564 based on 4,095,758 shares held by nonaffiliates as of May 31, 2013; Closing price ($0.81) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 19, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

FORM 10-K INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BAB, Inc (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996. Brewster’s® coffee is sold in BAB and My Favorite Muffin® (“MFM”) locations as well as through license agreements. SweetDuet Frozen Yogurt & Gourmet Muffins® (“SD”) was established to franchise frozen yogurt and gourmet muffin retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units and frozen yogurt retail units under the BAB, MFM and SD trade names. At November 30, 2013, the Company had 97 franchise units and 5 licensed units in operation in 25 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's par-baked frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin®," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet Frozen Yogurt & Gourmet Muffins® brand is a fusion concept, pairing self-serve frozen yogurt with MFM’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

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

Net Income

The Company reported net income of $351,000 and $419,000 for the years ended November 30, 2013 and 2012, respectively.

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

 SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Schreiber Foods, Coca-Cola and U.S. Foods.  The Company is not dependent on any of these suppliers for future growth and profitability since like products may be purchased from these suppliers are available from other sources.

LOCATIONS

The Company has 97 franchised locations and 5 licensed units in 25 states.

STORE OPERATIONS

BIG APPLE BAGELS®--BAB franchised stores daily bake a variety of fresh bagels and offer up to 11 varieties of cream cheese spreads.   Stores also offer a variety of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons, and includes approximately 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 800 to 1,200 square feet. Although franchise stores may vary in size from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN®--MFM franchised stores daily bake 20 to 25 varieties of muffins from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. The typical MFM store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons.

SWEETDUET FROZEN YOGURT AND GOURMET MUFFINS®-- SweetDuet franchised stores daily offer 15 different flavors of frozen yogurt and 15 to 20 toppings from which customers prepare their own yogurt creations. They also serve My Favorite Muffin® gourmet muffins, Brewster’s® Coffee and a breakfast day part comprised of breakfast sandwiches, a fresh oatmeal and yogurt bar. The typical SweetDuet is approximately 1600 square feet, with seating capacity for 16 to 20 people. The SweetDuet concept will be included as part of the Systems franchise operating and financial information.

BREWSTER'S® COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in most of the franchised units.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB, MFM and SD franchisees are members of a marketing fund requiring an ongoing 3% contribution, consisting of 1% for general system-wide marketing, and 2% for the local advertising and marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first full production BAB or MFM store and $20,000 for a SweetDuet. The fee for subsequent production stores for BAB and MFM is $20,000 and $12,500 for SweetDuet.

The Company's current Franchise Disclosure Documents (“FDD”) provide for, among other things, the opportunity for prospective franchisees to enter into a Preliminary Agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this Preliminary Agreement is $10,000. If a site is not located and approved by the Company within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-K. The Company's Franchise Agreement provides a franchisee with the right to develop one store at a specific location. Each Franchise Agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the Franchise Agreement.

The Company currently advertises its franchising opportunities in directories, newspapers and the internet. In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

COMPETITION

The quick service restaurant industry is intensely competitive with respect to product quality, concept, location, service and price. There are a number of national, regional and local chains operating both owned and franchised stores which compete with the Company on a national level or solely in a specific market or region. The Company believes that because the industry is extremely fragmented, there is a significant opportunity for expansion in the bagel, muffin, frozen yogurt and coffee concept chains.

The Company believes the primary direct competitors of its bagel units are Panera Bread Company, Bruegger's Bagel Bakery and Einstein Noah Restaurant Group, which operate Einstein Bros. Bagels. There are several other regional bagel chains with fewer than 50 stores, as well as numerous small, independently owned bagel bakeries and national fast food restaurants such as Dunkin’ Donuts and McDonald’s, all of which may compete with the Company. There is no major national competitor in the muffin business, but there are a number of regional and local operators. The Company believes the primary direct competitors for its yogurt concept are Red Mango, Yogurtland and TCBY. There are several regional and a number of local individual operators. Additionally, the Company competes directly with a number of national, regional and local coffee competitors.

Other competition includes supermarket bakery sections and prepackaged, fresh and frozen bagels, muffins and yogurt. Certain of these competitors may have greater product and name recognition and larger financial, marketing and distribution capabilities than the Company.  The Company believes the startup costs associated with opening a retail food establishment offering similar products on a stand-alone basis are competitive with the startup costs associated with opening its stores and, accordingly, such startup costs are not an impediment to entry into the retail bagel, muffin, frozen yogurt or coffee businesses.

The Company believes that its stores compete favorably in terms of food quality, and taste, convenience and customer service and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer tastes, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control. Such factors could cause the Company and some or all of its franchisees to be adversely affected.

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by Einstein Noah Restaurant Group, Panera Bread Company and opportunities in the frozen yogurt business, including Red Mango, Yogurtland and TCBY.  The Company's continued success is dependent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation is affected by the performance of its franchise stores and licensed units that sell branded products over which the Company has limited control.

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

The trademarks and service marks "Big Apple Bagels®," "My Favorite Muffin®," “SweetDuet Frozen Yogurt and Gourmet Muffin®”and "Brewster's® Coffee" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to Franchise Agreements.   In February 1999, the Company acquired the trademark of "Jacobs Bros. Bagels®" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels®" mark is also registered under applicable federal trademark law.

The Company is aware of the use by other persons and entities in certain geographic areas of names and marks which are the same as, or similar to, the Company's names and marks. Some of these persons or entities may have prior rights to those names or marks in their respective localities; therefore, there is no assurance that the names and marks are available in all locations. It is the Company's policy to pursue registration of its names and marks whenever possible and to vigorously oppose any infringement of its names and marks.

GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled “Disclosure Requirements and Prohibitions Concerning Franchising and Business Opportunity Ventures'' (the "FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with these broad federal, state and local regulatory networks is essential and costly. The failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

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

EMPLOYEES

As of November 30, 2013, the Company employed 17 persons in the Corporate headquarters, consisting of 12 full time and 5 part-time employees. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and Sign Shop operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc (“Operations”), a wholly owned subsidiary of the Company, and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee. The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease. Operations, which no longer own any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001. Operations contended that it bore no liability because of language in one of the subsequent assignments releasing it from any further liability.

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030. In September 2013 the Company filed an appeal. A bond was required and BAB, Inc. transferred $231,000 to UBS Financial Services for a pledged account equal to 150% of the judgment.

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

 ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low sale prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2013 and 2012.  The Company's common stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2013	Low	High
First quarter	0.54	0.66
Second quarter	0.51	0.89
Third quarter	0.69	0.89
Fourth quarter	0.76	0.95

Year Ended: November 30, 2012	Low	High
First quarter	0.51	0.70
Second quarter	0.55	0.65
Third quarter	0.51	0.68
Fourth quarter	0.56	0.68

As of February 19 2014, the Company's Common Stock was held by 158 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 19, 2014, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2013 and 20121, no options were granted. As of November 30, 2013, there were 1,031,627 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

The Board of Directors declared a $0.01 quarterly and $.04 special cash distribution/dividend per share on December 3, 2012 to be paid December 27, 2012. The Board of Directors declared a cash distribution/dividend on March 14, May 17 and September 9, 2013 of $0.01 per share, paid April 11, July 2, and October 4, 2013, respectively.

On December 2, 2013 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share paid on January 3, 2014.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on February 27, May 25 and September 6, 2012, paid April 9, July 6, and October 4, 2012, respectively. On November 28, 2011 a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared and paid January 4, 2012.

On May 6, 2013, the Board of Directors (“Board”) of BAB, Inc. authorized and declared a dividend distribution of one right for each outstanding share of the common stock of BAB, Inc. to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Shareholder Services, as rights agent.

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group that acquires 15% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

Full details about the Rights Plan are contained in a Form 8-K filed by the Company with the U.S. Securities and Exchange Commission on May 7, 2013.

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

GENERAL

The Company has 97 franchised and 5 licensed units at the end of 2013. Units in operation at the end of 2012 included 100 franchised and 6 licensed units.  System-wide revenues were $36.4 million 2013 and $38.0 million in 2012.

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

YEAR 2013 COMPARED TO YEAR 2012

Total revenues from all sources decreased $225,000, or 8.4%, to $2,450,000 in 2013 from $2,675,000 in the prior year primarily due to a decrease in licensing fees and other income of $109,000, royalty revenue of $73,000 and franchise fee revenue of $43,000 versus 2012.

Royalty revenue from franchise stores decreased $73,000, or 3.9%, to $1,786,000 in 2013 as compared to $1,859,000 in 2012. Franchise fee revenue decreased $43,000, or 41.7%, to $60,000 in 2013 versus $103,000 in 2012.  During fiscal 2013 there was 1 store opening and 7 transfers compared to 4 store openings and 5 transfers in 2012. At November 30, 2013 the Company had 3 units under development compared to 1 unit under development at fiscal year end 2012. Licensing fees and other income decreased $109,000, or 15.3%, to $604,000 in 2013 as compared to $713,000 in 2012.  The decrease in licensing and other income was primarily due to one settlement in 2012 of $171,000, offset by $50,000 of settlement fees in 2013, a decrease in defaulted revenue of $11,000 and audit adjustment revenue of $7,000, offset by an increase of $8,000 in nontraditional fees and $24,000 in Sign Shop revenue in 2013 compared to 2012.

Total operating expenses in 2013 were $2,065,000, or 84.3% of revenues, compared to $2,236,000, or 83.6% of revenues in 2012. Total operating expenses decreased $171,000, or 7.6%, in 2013 compared to 2012, primarily due to lower payroll expenses.

Corporate office payroll and payroll related expenses decreased $174,000, or 12.1%, in 2013, to $1,259,000, from $1,433,000 in 2012. Wages, taxes and bonuses decreased $129,000 primarily due to a decrease in executive salaries and bonuses in the last half of 2013 and an increase in the Marketing Fund allocation of $44,000 for additional Marketing Fund personnel hired during fiscal 2013. Professional fees decreased $15,000, or 8.9%, in 2013, to $153,000, from $168,000 in 2012 due to a legal reimbursement of $18,000 for an arbitration won in 2013 for legal fees associated with an arbitration expensed in 2012.  In addition there was a $2,000 decrease in depreciation and amortization, or 10.5% to $17,000 in 2013 from $19,000 in 2012. Bad debt recoveries, increased $2,000 to $11,000 in 2013 from $9,000 in 2012. Occupancy expenses increased $10,000 in 2013, $167,000 from $157,000 in 2012 primarily due to higher rent expense in 2013, a $11,000, or 22.4%, increase in Travel expense in 2013 to $60,000 from $49,000 in 2012, primarily due to increased store visits during 2013.

Interest income decreased $2,000 in 2013 to $1,000 versus $3,000 in 2012, as a result of no outside investements of cash balances in 2013 and lower note receivable balances in 2013.

Interest expense decreased $1,000 to $6,000 in 2013 versus $7,000 in 2012, as a result of a decrease in outstanding debt.

Income tax expense increased $15,000 in 2013 to $30,000 compared to $15,000 in 2012 due to Illinois state income taxes, as net operating loss carryforwards were capped at $100,000 for 2013 and none were allowed in 2012 to offset taxable income.

Net income totaled $351,000, or 14.3%, of revenue in 2013 as compared to $419,000, or 15.7%, of revenue in the prior year. Earnings per share for basic and diluted outstanding shares is $.05 for 2013 and $.06 for 2012.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2013, the Company had working capital of $741,000 and unrestricted cash of $684,000. At November 30, 2012, the Company had working capital of $992,000 and unrestricted cash of $1,256,000.

During fiscal 2013, the Company had net income of $351,000 and operating activities provided cash of $46,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $17,000, less the provision for uncollectible accounts of $11,000. In addition changes in other operating assets and liabilities decreased a total of $311,000. During fiscal 2012, the Company had net income of $419,000 and operating activities provided cash of $495,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $19,000, loss on assets held for sale of $6,000, less the provision for uncollectible accounts of $9,000. In addition changes in other operating assets and liabilities totaled $61,000.

During fiscal 2013, the Company used $8,000 for investing activities, comprised of $4,000 for purchases of equipment and $4,000 for trademark renewal. During fiscal 2012, the Company used $11,000 for investing activities, comprised of $6,000 for purchases of equipment and $5,000 for trademark renewals.

For financing activities in fiscal 2013, $29,000 was used for repayment of debt and $581,000 for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2012, $28,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders.

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

On December 2, 2013 the Board of Directors declared a $0.01 quarterly and a $0.03 special cash distribution/dividend which was paid on January 3, 2014, totaling $218,000.

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

The Company earns a licensing fee from the sale of BAB branded and nonbranded products, which includes coffee, cream cheese, muffin mix and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill and intangible assets were tested at the end of the first fiscal quarter in 2013 and 2012 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2013 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was identified. An impairment test was also performed in 2012 and based on the computations using discounted cash flows, it was also determined that no impairment occurred.

Management does not believe that any impairment exists at November 30, 2013.

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

As of November 30, 2013, the Company has cumulative net operating loss carryforwards expiring between 2014 and 2029 for U.S. federal income tax purposes of approximately $4,421,000.   A valuation allowance has been established for $1,107,000 at November 30, 2013 for the deferred tax benefit related to those loss carryforwards and other net deferred tax assets for which it is considered more likely than not that the benefit will not be realized. (See Note 3 of the audited consolidated financial statements included herein.)

Recent Accounting Pronouncements

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of November 30, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2013 and 2012

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries as of November 30, 2013 and 2012 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and Subsidiaries as of November 30, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Sassetti LLC

Oak Park, Illinois
February 26, 2014

BAB, Inc

Consolidated Balance Sheets

November 30, 2013 and 2012

	November 30, 2013	November 30, 2012
ASSETS
Current Assets
Cash	$683,891	$1,256,257
Restricted cash	581,469	376,837
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $10,447 in 2013 and $25,580 in 2012 )	137,294	86,070
Marketing fund contributions receivable from franchisees and stores	10,017	16,385
Inventories	27,544	26,953
Prepaid expenses and other current assets	81,532	65,991
Total Current Assets	1,521,747	1,828,493

Property, plant and equipment (net of accumulated depreciation of $143,459 in 2013 and $139,293 in 2012)	10,102	10,773
Assets held for sale	3,783	3,783
Trademarks	448,022	445,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $67,887 in 2013 and $54,560 in 2012)	47,803	59,710
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,251,481	2,261,059
Total Assets	$3,773,228	$4,089,552

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$30,451	$29,070
Accounts payable	22,543	14,120
Accrued expenses and other current liabilities	280,120	328,288
Unexpended marketing fund contributions	360,683	393,477
Deferred franchise fee revenue	50,000	25,000
Deferred licensing revenue	36,667	45,833
Total Current Liabilities	780,464	835,788

Long-term debt (net of current portion)	65,311	95,762
Total Liabilities	845,775	931,550

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2013 and November 30, 2012	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2013 and November 30, 2012	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2013 and November 30, 2012	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,345,057)	(11,114,508)
Total Stockholders' Equity	2,927,453	3,158,002
Total Liabilities and Stockholders' Equity	$3,773,228	$4,089,552

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2013 and 2012

	2013	2012
REVENUES
Royalty fees from franchised stores	$1,785,921	$1,859,064
Franchise fees	60,000	102,500
Licensing fees and other income	604,273	713,258
Total Revenues	2,450,194	2,674,822

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,258,728	1,432,512
Occupancy	167,007	156,834
Advertising and promotion	60,547	59,951
Professional service fees	153,373	167,695
Travel	59,945	49,396
Employee benefit expenses	105,358	104,758
Depreciation and amortization	17,493	18,924
Other	242,412	246,186
Total Operating Expenses	2,064,863	2,236,256
Income from operations	385,331	438,566
Interest income	968	2,542
Interest expense	(5,699)	(7,028)
Income before provision for income taxes	380,600	434,080

Provision for income taxes	30,067	15,000
Net Income	$350,533	$419,080

Net Income per share - Basic and Diluted	$0.05	$0.06

Weighted average shares outstanding - Basic	7,263,508	7,263,508

Effect of dilutive common stock	5,100	2,352

Weighted average shares outstanding - Diluted	7,268,608	7,265,860

Cash distributions declared per share	$0.08	$0.03

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2013 and 2012

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2011	8,466,953	$13,508,257	$987,034	(1,203,445)	$(222,781)	$(11,315,683)	$2,956,827

Dividends Declared						(217,905)	(217,905)

Net Income						419,080	419,080

November 30, 2012	8,466,953	13,508,257	987,034	(1,203,445)	(222,781)	(11,114,508)	3,158,002

Dividends Declared						(581,082)	(581,082)

Net Income						350,533	350,533

November 30, 2013	8,466,953	$13,508,257	$987,034	(1,203,445)	$(222,781)	$(11,345,057)	$2,927,453

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2013 and 2012

	2013	2012
Operating activities
Net income	$350,533	$419,080
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,493	18,924
Provision for uncollectible accounts, net of recoveries	(11,263)	(9,459)
Loss on assets held for sale	-	5,675
Changes in:
Trade accounts receivable and notes receivable	(39,961)	35,733
Restricted cash	(204,632)	(39,295)
Marketing fund contributions receivable	6,368	3,557
Inventories	(591)	(3,328)
Prepaid expenses and other	(15,541)	17,668
Accounts payable	8,423	(31,632)
Accrued liabilities	(48,168)	22,648
Unexpended marketing fund contributions	(32,794)	35,738
Deferred revenue	15,834	19,583
Net Cash Provided by Operating Activities	45,701	494,892

Investing activities
Purchase of equipment	(3,495)	(6,400)
Capitalization of trademark renewals	(4,420)	(4,798)
Net Cash Used In Investing Activities	(7,915)	(11,198)

Financing activities
Repayment of borrowings	(29,070)	(27,752)
Cash distributions/dividends	(581,082)	(435,810)
Net Cash Used In Financing Activities	(610,152)	(463,562)

Net (Decrease) Increase in Cash	(572,366)	20,132

Cash, Beginning of Period	1,256,257	1,236,125
Cash, End of Period	$683,891	$1,256,257

Supplemental disclosure of cash flow information:
Interest paid	$5,930	$7,248
Income taxes paid	$33,950	$11,253

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 1 - Nature of Operations

BAB, Inc (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996. Brewster’s® coffee is sold in BAB and My Favorite Muffin® (“MFM”) locations as well as through license agreements. SweetDuet Frozen Yogurt & Gourmet Muffins® (“SD”) was established to franchise frozen yogurt and gourmet muffin retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units and frozen yogurt retail units under the BAB, MFM and SD trade names. At November 30, 2013, the Company had 97 franchise units and 5 licensed units in operation in 25 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

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

November 30, 2013 and 2012

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

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® open, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2013	2012
Operating Units
Franchise Owned	97	100
Licensed Units	5	6
	102	106
Unopened stores with Franchise Agreements:	3	1
Total operating units and units with Franchise Agreements	105	107

License fees and other income primarily consist of license fees, Sign Shop revenues and defaulted and terminated franchise contract revenues. Revenue is recorded on an accrual basis. Actual amounts are used to record the majority of license fees although at times it is necessary to use estimates. Revenues and expenses recorded for the Sign Shop, as well as defaulted and terminated franchise contract revenue, are actual amounts.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were confined to a single reportable segment operating in the United States in fiscal 2013.

Marketing Fund

A Marketing Fund has been established for BAB, MFM and SD. Franchised stores are required to contribute a fixed percentage of their net retail sales to the Marketing Fund. Liabilities for unexpended funds received from franchisees are included as a separate line item in accrued expenses and Marketing Fund cash accounts are included in restricted funds in the accompanying Balance Sheet. The Marketing Fund also derives revenues from rebates paid by certain vendors on the sale of BAB and MFM licensed products to franchisees.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (Continued)

Cash

As of November 30, 2013 and 2012, the Marketing Fund cash balances, which are restricted, were $350,000 and $377,000, respectively.

In September 2013 BAB, Inc. opened an interest bearing account with UBS Financial Services in the amount of $231,000. The account is included in restricted cash and is pledge for a bond. The account balance is 150% of the judgment against BAB Operations which is $154,030. An appeal is being filed in Appellate court because BAB management and their attorney believe that the Circuit Court of Cook County’s ruling in favor of the landlord will be reversed.

Effective January 1, 2013 the FDIC maximum insurance on all interest and noninterest bearing checking accounts is $250,000 for each entity. From January 1, 2013 the Company exceeded FDIC limits on its operating and marketing accounts.

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

Property, Plant and Equipment

Property and equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 7 years for property and equipment and 10 years, or term of lease if less, for leasehold improvements. Maintenance and repairs are charged to expense as incurred. Expenditures that materially extend the useful lives of assets are capitalized.

Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

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

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2011	$1,493,771	$442,285	$70,575	$2,006,631
Additions	-	2,737	2,061	4,798
Amortization expense	-	-	(12,926)	(12,926)
Net Balance as of November 30, 2012	1,493,771	445,022	59,710	1,998,503
Additions	-	3,000	1,420	4,420
Amortization expense	-	-	(13,327)	(13,327)
Net Balance as of November 30, 2013	$1,493,771	$448,022	$47,803	$1,989,596

Definite lived intangible assets are being amortized over their useful lives. The estimated amortization expense for each of the next four remaining years is as follows:

Fiscal Period	Definite Lived Intangibles

2014	$13,658
2015	13,658
2016	13,658
2017	6,829
Total	$47,803

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $61,000 and $60,000 in 2013 and 2012, respectively. All advertising and promotion costs were related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2013 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2013 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns for the years ending November 30, 2010, 2011 and 2012 are subject to examination by the IRS and corresponding states, generally for three years after they are filed. (See Note 3.)

Earnings Per Share

The Company computes earnings per share (“EPS”) under ASC 260 “Earnings per Share.” Basic net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares.

	2013	2012
Numerator:

Net income available to common shareholders	$350,533	$419,080

Denominator:

Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.05	$0.06

Effect of dilutive common stock	5,100	2,352
Weighted average outstanding shares
Diluted	7,268,608	7,265,860

Earnings per share - Diluted	$0.05	$0.06

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2013 and 2012 there are 350,000 of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being lower than the option prices. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. The Company had no recorded compensation expense arising from share-based payment arrangements for the Company’s stock option plan in 2013 or 2012.

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

Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of November 30, 2013 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Note 3 – Income Taxes

The components of the Company’s current provision for income taxes are as follows:

	2013	2012
Current
Federal	$-	$-
State	30,067	15,000
Deferred	-	-
Total	$30,067	$15,000

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 3 – Income Taxes (Continued)

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 5.94%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2013	2012

Federal income tax provision computed at federal statutory rate	$119,181	$147,587
State income taxes, net of federal tax provision	20,822	25,784
Other adjustments	31,927	16,142
Change in valuation allowance and expiration of certain net operating losses	(141,863)	(174,513)
Income Tax Provision	$30,067	$15,000

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2013	2012
Deferred revenue	$34,615	$28,291
Deferred rent	19,595	18,100
Marketing Fund net contributions	139,954	150,509
Allowance for doubtful accounts and notes receivable	4,173	10,217
Accrued expenses	45,256	49,140
Net operating loss carryforwards	1,765,710	1,867,466
Valuation allowance	(1,106,685)	(1,248,548)
Total Deferred Income Tax Asset	$902,618	$875,175

Depreciation and amortization	$(651,578)	$(626,978)
Franchise Costs	(3,040)	(197)
Total Deferred Income Tax Liabilities	$(654,618)	$(627,175)

Total Net Deferred Tax Asset	$248,000	$248,000

As of November 30, 2013 the Company has net operating loss carryforwards expiring between 2014 and 2029 for U.S. federal income tax purposes of approximately $4,421,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $1,107,000 and $1,249,000 as of November 30, 2013 and 2012, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder. The balance of this note payable was $96,000 and $125,000 as of November 30, 2013 and 2012, respectively.

As of November 30, 2013, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
2014	$30,451
2015	31,898
2016	33,413

Total	$95,762

Note 5 - Stockholders’ Equity

The Board of Directors declared a $0.01 quarterly and $.04 special cash distribution/dividend per share on December 3, 2012 to be paid December 27, 2012. The Board of Directors declared a cash distribution/dividend on March 14, May 17 and September 9, 2013 of $0.01 per share, paid April 11, July 2, and October 4, 2013, respectively.

On December 2, 2013 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share paid on January 3, 2014.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on February 27, May 25 and September 6, 2012, paid April 9, July 6, and October 4, 2012, respectively. On November 28, 2011 a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared and paid January 4, 2012.

On May 6, 2013 BAB Inc. adopted a Preferred Shares Rights Agreement (“Rights Plan”) and declared a dividend distribution of one right (equivalent to one one-thousandth of a preferred share), for each outstanding share of common stock. The Rights Plan is intended to protect BAB and its stockholders from efforts to obtain control of BAB that the Board of Directors determines are not in the best interest of BAB and its stockholders. BAB issued one Right for each current share of stock outstanding at the close of business on May 13, 2013. The rights will not be exercisable unless a person or group acquires 15% (20% institutional investors) or more of BAB’s common stock (“trigger event”). Should a trigger event occur, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The Rights will expire in three years from the date of declaration.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

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

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over five years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expire on various dates through November 28, 2016. The range of exercise prices of options outstanding at November 30, 2013 are $0.46 to $1.38.

During fiscal 2013 and 2012 no options were granted or exercised. Activity under the Plan during the two years ended November 30 is as follows:

	2013			2012
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	368,373	$1.16	368,373	$1.16
Forfeited	-		-
Outstanding at end of year	368,373	$1.16	368,373	$1.16

Options Outstanding and Exercisable
Range of exercise price			Options outstanding	Weighted average remaining contractual life	Weighted average exercise price
	$0.46		7,973	0.25	$0.460
	$0.60		10,000	0.85	$0.600
$0.88	-	$0.97	61,900	1.45	$0.938
	$0.86		20,000	1.75	$0.860
$1.15	-	$1.27	68,500	2.25	$1.220
	$0.97		20,000	3.25	$0.970
$1.25	-	$1.38	180,000	3.25	$1.322
			368,373		$1.156

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 6 - Stock Options (Continued)

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.87 as of the last business day of the period ended November 30, 2013. There were no options exercised in 2013 or 2012.

Options Outstanding				Options Exercisable
Outstanding at 11/30/2013	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable at 11/30/2013	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
368,373	2.60	$1.16	$-	368,373	$1.16	$-

In fiscal 2013 and 2012 the Company recorded no compensation cost arising from share-based payment arrangements.

Note 7 - Commitments

The Company rents its Corporate office under a lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. The lease is through September 30, 2018. Rent expense for the years ended November 30, 2013 and 2012 was $163,000 and $153,000, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2013, future minimum annual rental commitments under the Corporate lease are as follows:

Year Ending November 30:
2014	$113,709
2015	116,983
2016	120,257
2017	134,843
2018	115,197

Total	$600,989

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions. Company contributions are discretionary. The Company did not make a contribution in 2013 or 2012.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2013 and 2012

Note 9 – Contingencies

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc (“Operations”), a wholly owned subsidiary of the Company, and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee. The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease. Operations, which no longer own any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001. Operations contended that it bore no liability because of language in one of the subsequent assignments releasing it from any further liability.

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030. In September 2013 the Company filed an appeal. A bond was required and BAB, Inc. transferred $231,000 to UBS Financial Services for a pledged account equal to 150% of the judgment.

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

 Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2013 and 2012, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2013.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2013.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act. In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2013 and 2012 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2013	230,517	-	-	-	-	-	-	230,517
President and CEO	2012	249,831	50,916	-	-	-	-	-	300,747

Michael K. Murtaugh	2013	172,894	-	-	-	-	-	-	172,894
Vice President and General Counsel	2012	187,380	38,188	-	-	-	-	-	225,568

Jeffrey M Gorden	2013	130,241	7,500	-	-	-	-	-	137,741
Chief Financial Officer	2012	133,686	7,500	-	-	-	-	-	141,186

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2013:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	20,000	-	-	.97	2015
President and CEO	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Michael K. Murtaugh	20,000	-	-	.97	2015
Vice President and General Counsel	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Jeffrey M Gorden	1,833	-	-	.46	2014
Chief Financial Officer	6,000	-	-	.88	2015
	5,000	-	-	1.15	2015
	25,000	-	-	1.25	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans President and CEO	-	-	-	-
	-	-	-	-

Michael K. Murtaugh Vice President and General Counsel	-	-	-	-
	-	-	-	-

Jeffrey M Gorden Chief Financial Officer	-	-	-	-
	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2013:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2013

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	2,500	-	-	-	-	-	2,500

James Lentz	2,500	-	-	-	-	-	2,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 19, 2014 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 19, 2014 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,584,690 (1)(2)(3)	21.04

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,058,054 (1)	14.05

Jeffrey M. Gorden 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	42,845 (4)	.57

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	40,000 (5)	.53

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932 (6)	.46

JCP Investment Management, LLC 1177 West Loop South Houston, TX 77027	802,620	10.66

All beneficial owners, executive officers and directors as a group (6 persons)	3,563,141 (1)(2)(3)(4)(5)(6)	47.31

(1) Includes 90,000 stock options fully exercisable as of 2/19/14.

(2) Includes 3,500 shares inherited by spouse.

(3) Includes 62,222 shares held by children.

(4) Includes 37,833 stock options fully exercisable as of 2/19/14.

(5) Includes 30,000 stock options fully exercisable as of 2/19/14.

(6) Includes 20,000 stock options fully exercisable as of 2/19/14.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2013 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2013 and 2012 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in fiscal 2013 and 2012 were $63,000.

Tax compliance services provided by Sassetti LLC were $13,000 for 2013 and 2012.

During the years ended November 30, 2013 and 2012, Sassetti LLC did not perform any other services for the Company.

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

Consolidated Balance Sheets as at November 30, 2013 and 2012 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2013 and 2012 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

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

Dated: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 26, 2014
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2014
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2014
By /s/ Jeffrey M. Gorden
Jeffrey M. Gorden, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 26, 2014
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 26, 2014
By /s/ James A. Lentz
James A. Lentz, Director

EXHIBIT 3.1 - Certificate of Incorporation

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 3.2 - Bylaws of BAB, Inc.

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 21.1 – List of Subsidiaries of the Company

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation