Form 10-Q
period 2014-02-28
BAB, INC.
filed 2014-04-11
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of April 10, 2014 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.     FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2014	November 30, 2013
ASSETS
Current Assets
Cash	$467,893	$683,891
Restricted cash	552,979	581,469
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $9,904 in 2014 and $10,447 in 2013 )	144,347	137,294
Marketing fund contributions receivable from franchisees and stores	20,072	10,017
Inventories	27,311	27,544
Prepaid expenses and other current assets	71,463	81,532
Total Current Assets	1,284,065	1,521,747

Property, plant and equipment (net of accumulated depreciation of $144,605 in 2014 and $143,459 in 2013)	8,955	10,102
Assets held for sale	3,783	3,783
Trademarks	448,022	448,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $71,302 in 2014 and $67,887 in 2013)	44,388	47,803
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,246,919	2,251,481
Total Assets	$3,530,984	$3,773,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$30,451	$30,451
Accounts payable	13,654	22,543
Accrued expenses and other current liabilities	286,885	280,120
Unexpended marketing fund contributions	342,233	360,683
Deferred franchise fee revenue	25,000	50,000
Deferred licensing revenue	26,667	36,667
Total Current Liabilities	724,890	780,464

Long-term debt (net of current portion)	65,311	65,311
Total Liabilities	790,201	845,775

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2014 and November 30, 2013.	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2014 and November 30, 2013.	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2014 and November 30, 2013.	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,531,727)	(11,345,057)
Total Stockholders' Equity	2,740,783	2,927,453
Total Liabilities and Stockholders' Equity	$3,530,984	$3,773,228

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Quarters Ended February 28, 2014 and 2013

(Unaudited)

	For the 3 months ended February 28,
	2014	2013
REVENUES
Royalty fees from franchised stores	$396,706	$419,919
Franchise fees	35,000	-
Licensing fees and other income	105,165	115,160
Total Revenues	536,871	535,079

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	289,644	378,638
Occupancy	43,155	41,563
Advertising and promotion	8,330	17,477
Professional service fees	66,998	61,783
Travel	9,248	17,015
Employee benefit expenses	24,929	25,721
Depreciation and amortization	4,561	4,344
Other	57,781	52,719
Total Operating Expenses	504,646	599,260
Income/(Loss) from operations	32,225	(64,181)
Interest income	148	307
Interest expense	(1,137)	(1,482)
Income/(Loss) before provision for income taxes	31,236	(65,356)

Provision for income taxes	-	-
Net Income/(Loss)	$31,236	$(65,356)

Net Income/(Loss) per share - Basic and Diluted	$0.004	$(0.009)

Weighted average shares outstanding - Basic	7,263,508	7,263,508

Effect of dilutive common stock	2,737	-

Weighted average shares outstanding - Diluted	7,266,245	7,263,508

Cash distributions declared per share	$0.03	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Quarters Ended February 28, 2014 and 2013

(Unaudited)

	For the 3 months ended February 28,
	2014	2013
Operating activities
Net income/(Loss)	$31,236	$(65,356)
Adjustments ro reconcile net income to cash flows provided by/(used in) operating activities:
Depreciation and amortization	4,561	4,344
Provision for uncollectible accounts, net of recoveries	(542)	(5,807)
Changes in:
Trade accounts receivable and notes receivable	(6,510)	10,876
Restricted cash	28,490	21,208
Marketing fund contributions receivable	(10,055)	6,233
Inventories	233	1,275
Prepaid expenses and other	10,069	(22,386)
Accounts payable	(8,889)	2,007
Accrued liabilities	6,765	(13,498)
Unexpended marketing fund contributions	(18,450)	(27,441)
Deferred revenue	(35,000)	22,500
Net Cash Provided by/(Used in) Operating Activities	1,908	(66,045)

Investing activities
Capitalization of trademark renewals	-	(150)
Net Cash Used In Investing Activities	-	(150)

Financing activities
Cash distributions/dividends	(217,906)	(363,175)
Net Cash Used In Financing Activities	(217,906)	(363,175)

Net Decrease in Cash	(215,998)	(429,370)

Cash, Beginning of Period	683,891	1,256,257
Cash, End of Period	$467,893	$826,887

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$8,450

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Quarters Ended February 28, 2014 and 2013

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996. Brewster’s® coffee is sold in BAB and My Favorite Muffin® (“MFM”) locations as well as through license agreements. SweetDuet Frozen Yogurt & Gourmet Muffins® (“SD”) was established to franchise frozen yogurt and gourmet muffin retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units and frozen yogurt retail units under the BAB, MFM and SD trade names. At February 28, 2014, the Company had 95 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademarked bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee, Sodexo and through direct home delivery of specialty muffin gift baskets and coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, outside window stickers and counter signs.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin®," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet Frozen Yogurt & Gourmet Muffins® brand is a fusion concept, pairing self-serve frozen yogurt with MFM’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company has grown significantly since its initial public offering through growth in franchise units and the development of alternative distribution channels for its branded products.  The Company is leveraging on the natural synergy of distributing muffin products in BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2013 which was filed February 26, 2014.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim periods presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim periods and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Units Open and Under Development

Units which are open or under development at February 28, 2014 are as follows:

Stores open:

Franchise owned stores	95
Licensed Units	5
Unopened stores with Franchise
Agreements	3
Total operating units and units with Franchise Agreements	103

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended February 28,
	2014	2013
Numerator:

Net Income/(Loss) available to common shareholders	$31,236	$(65,356)

Denominator:

Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings/(Loss) per Share - Basic	$0.004	$(0.009)

Effect of dilutive common stock	2,737	-
Weighted average outstanding shares
Diluted	7,266,245	7,263,508
Earnings/(Loss) per share - Diluted	$0.004	$(0.009)

The Company excluded 350,400 and 368,373 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three months ended February 28, 2014 and 2013, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $125,000 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of February 28, 2014, there were 1,039,600 stock options exercised or forfeited under the Plan.

	For the 3 months ended February 28,
	2014 Options	2013 Options
Options outstanding at beginning of period	368,373	368,373
Granted	-	-
Forfeited or Expired	(7,973)	-
Exercised	-	-
Outstanding at end of period	360,400	368,373

All compensation cost arising from share-based payment arrangements in payroll-related expenses was expensed as of November 30, 2011.

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2014:

Options Outstanding				Options Exercisable
Outstandingat 2/28/14	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable 2/28/2014	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
360,400	2.50	$1.17	$-	360,400	$1.17	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.84 as of the last business day of the period ended February 28, 2014. There were 7,973 unexercised options that expired and no options exercised during the three month period ended February 28, 2014.

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill was tested at the end of the first quarter, February 28, 2014 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2014 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment has occurred.

7. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of February 28, 2014 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

8. Equity

On May 6, 2013 BAB, Inc. adopted a Preferred Shares Rights Agreement (“Rights Plan”) and declared a dividend distribution of one right (equivalent to one one-thousandth of a preferred share), for each outstanding share of common stock. The Rights Plan is intended to protect BAB and its stockholders from efforts to obtain control of BAB that the Board of Directors determines are not in the best interest of BAB and its stockholders. BAB issued one Right for each current share of stock outstanding at the close of business on May 13, 2013. In general, the rights will not be exercisable unless a person or group acquires 15% (20% institutional investors) or more of BAB’s common stock (“trigger event”). Should a trigger event occur, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The Rights will expire in three years from the date of declaration.

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

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of the Company, and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee. The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease. Operations, which no longer owns any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001. Operations contended that it bore no liability because of language in one of the subsequent assignments releasing it from any further liability.

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030. In September 2013 the Company filed an appeal. A bond was required and posted by BAB, Inc. for an amount equal to 150% of the judgment.

The Company has filed its initial appellate brief. The Plaintiff’s brief is due on May 5, 2014 and the Company’s reply brief is due on May 19, 2014. It is anticipated that the oral argument would be sometime in July of 2014.

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

10. Subsequent Event

A Master Franchise agreement was signed on March 12, 2014 with a Dubai based Company allowing them exclusive territorial rights to specific countries in the Middle East, as defined by the agreement. The fee for the Master Franchise agreement is $200,000, and will be recognized as revenue in the second quarter of 2014.

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

General

There are 95 franchised and 5 licensed units at February 28, 2014.  Units in operation at February 28, 2013 included 98 franchised and 6 licensed units.  System-wide revenues for the three months ended February 28, 2014 were $8.1 million as compared to February 28, 2013 which were $8.5 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing and nontraditional channels of distribution (Kohr Bros., Kaleidoscoops, Green Beans Coffee and Sodexo). Also included in licensing fees and other income is Operation’s Sign Shop revenue. The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of February 28, 2014, the Company employed 12 full-time and 4 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2014 versus Three Months Ended February 28, 2013

For the three months ended February 28, 2014 and 2013, the Company reported net income of $31,000 and a net loss of $65,000, respectively. Total revenue of $537,000 increased $2,000, or .4%, for the three months ended February 28, 2014, as compared to total revenue of $535,000 for the three months ended February 28, 2013.

Royalty fee revenue of $397,000, for the quarter ended February 28, 2014, decreased $23,000, or 5.5%, from the $420,000 for quarter ended February 28, 2013. The Company had fewer franchise locations February 28, 2014 compared to February 28, 2013. In addition, the extreme winter weather during December 2013 through February 2014 has taken a toll on the restaurant industry, including our franchises.

Franchise fee revenues of $35,000, for the quarter ended February 28, 2014, increased $35,000 as compared to the same quarter 2013. There were 1 store opening and 2 transfers for quarter ended February 28, 2014, compared to no store openings and no transfers in the same period 2013.

Licensing fee and other income of $105,000, for the quarter ended February 28, 2014, decreased $10,000, or 8.7% from $115,000 for the quarter ended February 28, 2013. Licensing fee and settlement revenues decreased $15,000 with $14,000 primarily being from reduced license fees and $1,000 of settlement income for the quarter ended February 28, 2014 compared to same period in 2013, offset by an increase of $5,000 in Sign Shop revenue for the quarter ended February 28, 2014 compared to the same period in 2013.

Total operating expenses of $505,000 decreased $94,000, or 15.7%, for the quarter ended February 28, 2014, from $599,000 for the same period 2013. The decrease in total operating expenses in 2014 as compared to same period 2013 was primarily due to a decrease in payroll expenses of $89,000, which included a reduction in December employee bonuses, a decrease in executive payroll and a decrease in employees which included one SweetDuet employee from this period to same period 2013, offset by a decreased Marketing Fund allocations primarily because employee reductions included Marketing personnel. Travel expenses decreased $8,000 in 2014 compared to 2013 primarily due to less BAB and MFM travel and no SD travel in 2014 compared to same period 2013, advertising expenses decreased $9,000 primarily due to reduced advertising expense for BAB and MFM franchise sales and no SD franchise sales advertising in 2014 compared to 2013, offset by an increase in other general operating expenses of $6,000 and professional fees of $5,000.

Interest income was less than $1,000 for the three months ended February 28, 2014 and 2013.

Interest expense was $1,000 for the quarters ended February 28, 2014 and 2013.

Earnings per share, as reported for basic and diluted outstanding shares for the second quarter ended February 28, 2014 was $.004 compared to a loss of $0.009 in 2013.

Liquidity and Capital Resources

At February 28, 2014, the Company had working capital of $559,000 and unrestricted cash of $468,000. At November 30, 2013 the Company had working capital of $741,000 and unrestricted cash of $684,000.

During the three months ended February 28, 2014, the Company had net income of $31,000 and operating activities provided cash of $2,000. The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $5,000, less provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities decreased cash by $33,000. During February 28, 2013, the Company had a net loss of $65,000 and operating activities used cash of $66,000. The principal adjustments to reconcile net income to cash provided by operating activities for the three months ending February 28, 2013 were depreciation and amortization of $4,000 less the provision for uncollectible accounts of $6,000. In addition changes in operating assets and liabilities increased cash by $1,000.

For the three months ended February 28, 2014 the Company used no cash for investing activities versus less than $1,000 for the three months ended February 28, 2013.

The Company used $218,000 and $363,000 for cash distribution/dividend payments during the three month period ended February 28, 2014 and 2013, respectively.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted. On March 12, 2014, the Board of Directors authorized a $0.01 per share cash distribution/dividend payable April 14, 2014 to shareholders of record as of March 28, 2014.

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

The Company believes that for tax purposes the cash distribution declared in 2014 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2014, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2014.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of February 28, 2014 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013, filed with the Securities and Exchange Commission on February 26, 2014.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended February 28, 2014.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2014 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of the Company, and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee. The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease. Operations, which no longer owns any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001. Operations contended that it bore no liability because of language in one of the subsequent assignments releasing it from any further liability.

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030. In September 2013 the Company filed an appeal. A bond was required and posted by BAB, Inc. for an amount equal to 150% of the judgment.

The Company has filed its initial appellate brief. The Plaintiff’s brief is due on May 5, 2014 and the Company’s reply brief is due on May 19, 2014. It is anticipated that the oral argument would be sometime in July of 2014.

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

BAB, Inc.

Dated: April 11, 2014	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer

101.INS* 101.SCH* 101.CAL* 101.DEF* 101.LAB* 101.PRE*	XBRL Instance XBRL Taxonomy Extension Schema XBRL Taxonomy Extension Calculation XBRL Taxonomy Extension Definition XBRL Taxonomy Extension Labels XBRL Taxonomy Extension Presentation

* XBRL Information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.