Form 10-Q
period 2014-05-31
BAB, INC.
filed 2014-07-11
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company. Yes ☐ No ☒

As of July 10, 2014 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2014	November 30, 2013
ASSETS
Current Assets
Cash	$609,401	$683,891
Restricted cash	478,326	581,469
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $32,357 in 2014 and $10,447 in 2013 )	222,190	137,294
Marketing fund contributions receivable from franchisees and stores	23,924	10,017
Inventories	27,790	27,544
Prepaid expenses and other current assets	68,771	81,532
Total Current Assets	1,430,402	1,521,747

Property, plant and equipment (net of accumulated depreciation of $145,743 in 2014 and $143,459 in 2013)	7,818	10,102
Assets held for sale	3,783	3,783
Trademarks	450,866	448,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $74,716 in 2014 and $67,887 in 2013)	40,974	47,803
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,245,212	2,251,481
Total Assets	$3,675,614	$3,773,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$30,451	$30,451
Accounts payable	34,511	22,543
Accrued expenses and other current liabilities	287,512	280,120
Unexpended marketing fund contributions	271,419	360,683
Deferred franchise fee revenue	30,000	50,000
Deferred licensing revenue	16,667	36,667
Total Current Liabilities	670,560	780,464

Long-term debt (net of current portion)	65,311	65,311
Total Liabilities	735,871	845,775

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2014 and November 30, 2013.	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2014 and November 30, 2013.	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2014 and November 30, 2013.	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,332,767)	(11,345,057)
Total Stockholders' Equity	2,939,743	2,927,453
Total Liabilities and Stockholders' Equity	$3,675,614	$3,773,228

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Quarters Ended May 31, 2014 and 2013

(Unaudited)

	3 months ended May 31,		6 months ended May 31,
	2014	2013	2014	2013
REVENUES
Royalty fees from franchised stores	$456,007	$467,525	$852,713	$887,444
Franchise fees	200,000	10,000	235,000	10,000
Licensing fees and other income	113,334	180,632	218,499	295,792
Total Revenues	769,341	658,157	1,306,212	1,193,236

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	257,596	329,802	547,240	708,440
Occupancy	48,771	42,594	91,926	84,157
Advertising and promotion	7,841	19,343	16,171	36,820
Professional service fees	33,080	20,445	100,078	81,228
Travel	14,356	15,912	23,604	32,927
Employee benefit expense	28,072	27,288	53,001	53,009
Depreciation and amortization	4,553	4,367	9,114	8,711
Other	87,458	71,734	145,239	125,453
Total Operating Expenses	481,727	531,485	986,373	1,130,745
Income from operations	287,614	126,672	319,839	62,491
Interest income	118	248	266	555
Interest expense	(1,137)	(1,482)	(2,274)	(2,964)
Income before provision for income taxes	286,595	125,438	317,831	60,082
Provision for income taxes
Current tax	15,000	-	15,000	-
Net Income	$271,595	$125,438	$302,831	$60,082

Earnings per share - Basic and Diluted	$0.04	$0.02	$0.04	$0.01

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	2,423	4,050	2,583	3,210
Weighted average shares outstanding - Diluted	7,265,931	7,267,558	7,266,091	7,266,718

Cash distributions declared per share	$0.01	$0.02	$0.04	$0.07

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Quarters Ended May 31, 2014 and 2013

(Unaudited)

	For the 6 months ended May 31,
	2014	2013
Operating activities
Net income	$302,831	$60,082
Adjustments ro reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	9,114	8,711
Provision for uncollectible accounts, net of recoveries	21,910	(6,214)
Changes in:
Trade accounts receivable and notes receivable	(106,806)	12,677
Restricted cash	103,143	5,633
Marketing fund contributions receivable	(13,907)	2,878
Inventories	(246)	1,233
Prepaid expenses and other	12,761	(21,237)
Accounts payable	11,968	(902)
Accrued liabilities	7,392	(2,778)
Unexpended marketing fund contributions	(89,264)	(8,512)
Deferred revenue	(40,000)	-
Net Cash Provided by Operating Activities	218,895	51,571

Investing activities
Capitalization of trademark renewals	(2,844)	(1,350)
Net Cash Used In Investing Activities	(2,844)	(1,350)

Financing activities
Cash distributions/dividends	(290,541)	(435,810)
Net Cash Used In Financing Activities	(290,541)	(435,810)

Net Decrease in Cash	(74,490)	(385,589)

Cash, Beginning of Period	683,891	1,256,257
Cash, End of Period	$609,401	$870,668

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$19,950

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Quarters Ended May 31, 2014 and 2013

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin Too, Inc., a New Jersey corporation, was acquired on May 13, 1997 and is included as a part of Systems. Brewster’s Franchise Corporations (“Brewster’s”) was established on February 15, 1996. Brewster’s® coffee is sold in BAB and My Favorite Muffin® (“MFM”) locations as well as through license agreements. SweetDuet Frozen Yogurt & Gourmet Muffins® (“SD”) was established in May 2012 to franchise frozen yogurt and gourmet muffin retail stores. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units and frozen yogurt retail units under the BAB, MFM and SD trade names. At May 31, 2014, the Company had 93 franchise units and 5 licensed units in operation in 25 states. The Company additionally derives income from the sale of its trademarked bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops, Green Beans Coffee and through direct home delivery of specialty muffin gift baskets and coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, outside window stickers and counter signs.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffee, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin®," featuring a large variety of freshly baked muffins, premium coffee and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet Frozen Yogurt & Gourmet Muffins® brand is a fusion concept, pairing self-serve frozen yogurt with MFM’s exclusive line of My Favorite Muffin gourmet muffins, broadening the shop’s offering and therefore differentiating itself from the numerous frozen yogurt outlets already populating the market. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company has grown significantly since its initial public offering through growth in franchise units and the development of alternative distribution channels for its branded products.  The Company is leveraging on the natural synergy of distributing muffin products in BAB and SD units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

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

2. Units Open and Under Development

Units which are open or under development at May 31, 2014 are as follows:

Franchise owned stores	93
Licensed Units	5
Unopened stores with Franchise Agreements	3
Total operating units and units with Franchise Agreements	101

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended May 31,		For the 6 months ended May 31,
	2014	2013	2014	2013
Numerator:

Net income available to common shareholders	$271,595	$125,438	$302,831	$60,082

Denominator:

Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.04	$0.02	$0.04	$0.01

Effect of dilutive common stock	2,423	4,050	2,583	3,210
Weighted average outstanding shares
Diluted	7,265,931	7,267,558	7,266,091	7,266,718
Earnings per share - Diluted	$0.04	$0.02	$0.04	$0.01

The Company excluded 314,400 and 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three and six months ended May 31, 2014 and 2013, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $95,762 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of May 31, 2014, there were 1,075,600 stock options exercised or forfeited under the Plan.

	For the 6 months ended May 31,
	2014 Options	2013 Options
Options outstanding at beginning of period	368,373	368,373
Granted	-	-
Forfeited or Expired	(43,973)	-
Exercised	-	-
Outstanding at end of period	324,400	368,373

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2014:

Options Outstanding				Options Exercisable
Outstanding at 5/31/2014	Wghtd. Avg. Remaining Life	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value	Exercisable 5/31/2014	Wghtd. Avg. Exercise Price	Aggregate Intrinsic Value
324,400	2.04	$1.17	$-	324,400	$1.17	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.80 as of the last business day of the period ended May 31, 2014. There were 43,973 unexercised options that expired and no options exercised during the six month period ended May 31, 2014.

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

7. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of May 31, 2014 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

8. Equity

On June 13, 2014 the Board of Directions declared a cash dividend/distribution of $0.01 per share to be paid July 16, 2014 to shareholders of record as of June 27, 2014.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer Company LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged.

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

The Company has filed its initial appellate brief. The Plaintiff’s brief was filed on June 27, 2014 and the Company’s reply brief is due on July 11, 2014. It is anticipated that the oral argument, if allowed, would be sometime in September of 2014.

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

General

There are 93 franchised and 5 licensed units at both May 31, 2014 and 2013.  System-wide revenues for the six months ended May 31, 2014 were $17.5 million as compared to May 31, 2013 which were $18.1 million.

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

The Company recognizes franchise fee revenue upon the opening of a franchise store or upon the signing of a master franchise agreement. Direct costs associated with the franchise sale are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of May 31, 2014, the Company employed 11 full-time and 4 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2014 versus Three Months Ended May 31, 2013

For the three months ended May 31, 2014 and 2013, the Company reported net income of $272,000 and $125,000, respectively. Total revenue of $769,000 increased $111,000, or 16.9%, for the three months ended May 31, 2014, as compared to total revenue of $658,000 for the three months ended May 31, 2013.

Royalty fee revenue of $456,000, for the quarter ended May 31, 2014, decreased $12,000, or 2.6%, from the $468,000 for quarter ended May 31, 2013. Sales were down because of the extreme winter weather extending into March and April of 2014 versus same period 2013.

Franchise fee revenues of $200,000, for the quarter ended May 31, 2014, increased $190,000 as compared to the same quarter 2013. An International Master Franchise Agreement was signed with a UAE franchisee. According to the terms of the Agreement, BAB will receive franchise royalties from all stores that open under the Agreement. There were two store transfers during the quarter ended May 31, 2013.

Licensing fee and other income of $113,000, for the quarter ended May 31, 2014, decreased $68,000, or 37.6% from $181,000 for the quarter ended May 31, 2013. The decrease in licensing fees and settlement revenues was primarily due to a $13,000 reduction in license fees and no settlement income for 2014 versus $53,000 of settlement income for the quarter ended May 31, 2013. Sign Shop revenue decreased $1,000 for the 3 months ended May 31, 2014 compared to 2013.

Total operating expenses of $482,000 decreased $49,000, or 9.2%, for the quarter ended May 31, 2014, from $531,000 for the same period 2013. The decrease in total operating expenses in 2014 as compared to same period 2013 was primarily due to a decrease in payroll expenses of $72,000, which included a decrease in executive payroll and a decrease in employees which included one SweetDuet employee from this period to same period 2013, offset by decreased Marketing Fund allocations primarily because employee reductions included Marketing personnel. Advertising expenses decreased $11,000 primarily due to a reduction of franchise sales advertising for SweetDuet, Big Apple Bagels and My Favorite Muffin, offset by an increase in the provision for uncollectible accounts of $22,000 in 2014, an increase of $6,000 for occupancy expense and a $5,000 increase in professional fees as compared to the same period 2013.

Interest income was less than $1,000 for the three months ended May 31, 2014 and 2013.

Interest expense was $1,000 for the quarters ended May 31, 2014 and 2013.

There was an income tax expense of $15,000 for the three months ended May 31, 2014 and none for the same period 2013.

Earnings per share, as reported for basic and diluted outstanding shares for the second quarter ended May 31, 2014 was $.04 compared to $0.02 in 2013.

Six Months Ended May 31, 2014 versus Six Months Ended May 31, 2013

For the six months ended May 31, 2014 and 2013, the Company reported net income of $303,000 and $60,000, respectively. Total revenue of $1,306,000 increased $113,000, or 9.5%, for the six months ended May 31, 2014, as compared to total revenue of $1,193,000 for the six months ended May 31, 2013.

Royalty fee revenue of $853,000, for the six months ended May 31, 2014, decreased $34,000, or 3.8%, from the $887,000 for the six months ended May 31, 2013. Sales were down because of the extreme winter weather extending in 2014 compared to 2013.

Franchise fee revenues of $235,000, for the six months ended May 31, 2014, increased $225,000 as compared to the same quarter 2013. One store opened, two stores transferred and an International Master Franchise Agreement was signed with a UAE franchisee in 2014. According to the terms of the Agreement, BAB will receive franchise royalties from all stores that open under the Agreement. There were two store transfers totaling $10,000 in franchise fee revenue during the six months ended May 31, 2013.

Licensing fee and other income of $218,000, for the six months ended May 31, 2014, decreased $78,000, from $296,000 for the six months ended May 31, 2013. There was no settlement and termination income in 2014 versus $53,000 for the six months ended May 31, 2013. Licensing fee revenue decreased $27,000 for the six months in 2014 compared to the same period 2013, offset by an increase of $4,000 for Sign Shop revenue in 2014 compared to the same period 2013.

Total operating expenses of $986,000 decreased $145,000, or 12.8%, for the six months ended May 31, 2014, from $1,131,000 for the same period 2013. The decrease in total operating expenses in 2014 as compared to same period 2013 was primarily due to a decrease of $161,000 for payroll expense due primarily to a reduction in executive salaries, reduction of bonuses and a reduction in number of employees, offset by a reduction in Marketing Fund allocations. Advertising and promotions decreased by $21,000 primarily due to a reduction in SweetDuet, Big Apple Bagels and My Favorite Muffin franchise sales advertising in 2014 compared to same period 2013. Travel decreased by $9,000 for 2014 compared to same period of 2013, offset by an increase in the provision for uncollectible accounts of $22,000 in 2014 compared to same period 2013 and a $5,000 increase in expenses for franchise development in 2014 compared to same period 2013 primarily for SweetDuet.

Interest income was less than a $1,000 for the six months ended May 31, 2014 and 2013.

Interest expense for the six months ended May 31, 2014 and 2013 was $2,000 and $3,000, respectively.

An income tax expense was recorded in the amount of $15,000 for the six months ended May 31, 2014 versus none in 2013.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2014 and 2013 was $0.04 and $0.01, respectively.

Liquidity and Capital Resources

At May 31, 2014, the Company had working capital of $760,000 and unrestricted cash of $609,000. At November 30, 2013 the Company had working capital of $741,000 and unrestricted cash of $684,000.

During the six months ended May 31, 2014, the Company had net income of $303,000 and operating activities provided cash of $219,000. The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $9,000 and provision for uncollectible accounts of $22,000. In addition, changes in operating assets and liabilities decreased cash by $115,000. During May 31, 2013, the Company had net income of $60,000 and operating activities provided cash of $52,000. The principal adjustments to reconcile net income to cash provided by operating activities for the three months ending May 31, 2013 were depreciation and amortization of $9,000 less the provision for uncollectible accounts of $6,000. In addition changes in operating assets and liabilities increased cash by $11,000.

For the six months ended May 31, 2014 the Company used $3,000 for investing activities versus $1,000 for the six months ended May 31, 2013.

The Company used $291,000 and $436,000 for cash distribution/dividend payments during the six month period ended May 31, 2014 and 2013, respectively.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted. On June 13, 2014, the Board of Directors authorized a $0.01 per share cash distribution/dividend payable July 16, 2014 to shareholders of record as of June 27, 2014.

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

The Company believes that for tax purposes the cash distributions declared in 2014 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2014, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2014.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective, or not yet effective, pronouncements as of May 31, 2014 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013, filed with the Securities and Exchange Commission on February 26, 2014.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the six months ended May 31, 2014.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2014 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In March 2014 the Chief Financial Officer left the Company and the Controller was promoted to that position. An individual was hired in a part-time position and duties/control procedures have been reallocated and there is appropriate internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2014 to which this report relates. There are no internal control changes during the six months of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has filed its initial appellate brief. The Plaintiff’s brief was filed on June 27, 2014 and the Company’s reply brief is due on July 11, 2014. It is anticipated that the oral argument, if allowed, would be sometime in September of 2014.

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

BAB, Inc.

Dated: July 11, 2014	/s/ Geraldine Conn
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