Form 10-Q
period 2014-08-31
BAB, INC.
filed 2014-10-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X ☒  No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☐    (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company. Yes ☐         No ☒

As of October 10, 2014 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2014	November 30, 2013

ASSETS
Current Assets
Cash	$630,881	$683,891
Restricted cash	405,025	581,469
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $29,951 in 2014 and $10,447 in 2013 )	226,047	137,294
Marketing fund contributions receivable from franchisees and stores	28,471	10,017
Inventories	28,859	27,544
Prepaid expenses and other current assets	78,400	81,532
Total Current Assets	1,397,683	1,521,747

Property, plant and equipment (net of accumulated depreciation of $145,743 in 2014 and $143,459 in 2013)	6,750	10,102
Assets held for sale	-	3,783
Trademarks	454,479	448,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $78,171 in 2014 and $67,887 in 2013)	38,706	47,803
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,241,706	2,251,481
Total Assets	$3,639,389	$3,773,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$30,451	$30,451
Accounts payable	9,713	22,543
Accrued expenses and other current liabilities	274,264	280,120
Unexpended marketing fund contributions	202,667	360,683
Deferred franchise fee revenue	15,000	50,000
Deferred licensing revenue	6,667	36,667
Total Current Liabilities	538,762	780,464

Long-term debt (net of current portion)	65,311	65,311
Total Liabilities	604,073	845,775

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2014 and November 30, 2013.	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2014 and November 30, 2013.	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2014 and November 30, 2013.	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,237,194)	(11,345,057)
Total Stockholders' Equity	3,035,316	2,927,453
Total Liabilities and Stockholders' Equity	$3,639,389	$3,773,228

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2014 and 2013

(Unaudited)

	3 months ended August 31,		9 months ended August 31,
	2014	2013	2014	2013
REVENUES
Royalty fees from franchised stores	$458,656	$446,603	$1,311,369	$1,334,047
Franchise fees	37,500	35,000	272,500	45,000
Licensing fees and other income	104,060	135,143	322,559	430,935
Total Revenues	600,216	616,746	1,906,428	1,809,982

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	262,741	283,826	809,981	992,266
Occupancy	44,596	41,716	136,522	125,873
Advertising and promotion	11,223	13,309	27,394	50,129
Professional service fees	31,088	37,482	131,166	127,093
Travel	12,522	9,440	36,126	42,367
Employee benefit expense	24,816	24,889	77,817	77,898
Depreciation and amortization	4,522	4,367	13,636	13,078
Other	47,032	74,392	192,271	191,462
Total Operating Expenses	438,540	489,421	1,424,913	1,620,166
Income from operations	161,676	127,325	481,515	189,816
Interest income	87	212	353	768
Interest expense	(1,138)	(1,482)	(3,412)	(4,447)
Income before provision for income taxes	160,625	126,055	478,456	186,137
Provision (benefit) for income taxes
Current tax	(7,583)	17,795	7,417	17,795
Net Income	$168,208	$108,260	$471,039	$168,342

Earnings per share - Basic and Diluted	$0.02	$0.01	$0.06	$0.02

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	-	6,172	-	4,372
Weighted average shares outstanding - Diluted	7,263,508	7,269,680	7,263,508	7,267,880

Cash distributions declared per share	$0.01	$-	$0.05	$0.07

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Month Periods Ended August 31, 2014 and 2013

(Unaudited)

	For the 9 months ended August 31,
	2014	2013
Operating activities
Net income	$471,039	$168,342
Adjustments ro reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,636	13,078
Provision for uncollectible accounts, net of recoveries	19,504	(7,975)
Loss on assets held for sale	3,783	-
Changes in:
Trade accounts receivable and notes receivable	(108,257)	(28,908)
Restricted cash	176,444	7,080
Marketing fund contributions receivable	(18,454)	5,430
Inventories	(1,315)	(1,557)
Prepaid expenses and other	3,133	(17,508)
Accounts payable	(12,830)	12,282
Accrued liabilities	(5,856)	(47,212)
Unexpended marketing fund contributions	(158,016)	(12,511)
Deferred revenue	(65,000)	(27,500)
Net Cash Provided by Operating Activities	317,811	63,041

Investing activities
Capitalization of trademark renewals	(7,644)	(1,950)
Net Cash Used In Investing Activities	(7,644)	(1,950)

Financing activities
Cash distributions/dividends	(363,177)	(508,446)
Net Cash Used In Financing Activities	(363,177)	(508,446)

Net Decrease in Cash	(53,010)	(447,355)

Cash, Beginning of Period	683,891	1,256,257
Cash, End of Period	$630,881	$808,902

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$26,000

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2014 and 2013

(Unaudited)

Note 1 - Nature of Operations

BAB, Inc. (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. SweetDuet Frozen Yogurt & Gourmet Muffins® (“SD”) was established in May 2012 to franchise frozen yogurt and gourmet muffin retail stores. Systems includes Big Apple Bagels, My Favorite Muffin and SweetDuet franchises. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units and frozen yogurt retail units under the BAB, MFM and SD trade names. At August 31, 2014, the Company had 90 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademarked bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, outside window stickers and counter signs.

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

The Company has grown significantly since its initial public offering through growth in franchise units and the development of alternative distribution channels for its branded products.  An International Master Franchise Agreement was signed with a UAE franchisee in 2014. According to the terms of the Agreement, BAB will receive franchise royalties from all stores that open under the Agreement. The Company is leveraging on the natural synergy of distributing muffin products in BAB and SD units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB, MFM and SD franchisees.

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

2. Units Open and Under Development

Units which are open or under development at August 31, 2014 are as follows:

Stores open:

Franchise owned stores	90
Licensed units	5
Unopened stores with franchise Agreements	2
Total operating units and units with Franchise Agreements	97

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the 3 months ended August 31,		For the 9 months ended August 31,
	2014	2013	2014	2013
Numerator:
Net income available to common shareholders	$168,208	$108,260	$471,039	$168,342

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.01	$0.06	$0.02

Effect of dilutive common stock	-	6,172	-	4,372
Weighted average outstanding shares
Diluted	7,263,508	7,269,680	7,263,508	7,267,880
Earnings per share - Diluted	$0.02	$0.01	$0.06	$0.02

The Company excluded 314,400 and 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three and nine months ended August 31, 2014 and 2013, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $95,762 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of August 31, 2014, there were 1,085,600 stock options exercised or forfeited under the Plan.

	For the 9 months ended August 31,
	2014	2013
	Options	Options
Options outstanding at beginning of period	368,373	368,373
Granted	-	-
Forfeited or Expired	(53,973)	-
Exercised	-	-
Outstanding at end of period	314,400	368,373

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

The Company’s stock option terms expire in 10 years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2014:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 8/31/2014	Remaining Life	Exercise Price	Intrinsic Value	8/31/2014	Exercise Price	Intrinsic Value
314,400	1.85	$1.19	$-	314,400	$1.19	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.75 as of the last business day of the period ended August 31, 2014. There were 53,973 unexercised options that expired and no options exercised during the nine month period ended August 31, 2014.

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

7. Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of August 31, 2014 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

8. Equity

On September 2, 2014 the Board of Directions declared a cash dividend/distribution of $0.01 per share to be paid October 6, 2014 to shareholders of record as of September 18, 2014.

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

The appeal has been fully briefed by both sides. It is anticipated that the oral argument, if allowed, would be sometime in November of 2014.

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

General

There are 90 franchised and 5 licensed units at August 31, 2014 compared to 95 franchised and 5 licensed units August 31, 2013.  System-wide revenues for the nine months ended August 31, 2014 were $26.8 million as compared to August 31, 2013 which were $27.2 million.

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

As of August 31, 2014, the Company employed 12 full-time and 3 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2014 versus Three Months Ended August 31, 2013

For the three months ended August 31, 2014 and 2013, the Company reported net income of $168,000 and $108,000, respectively. Total revenue of $600,000 decreased $17,000, or 2.8%, for the three months ended August 31, 2014, as compared to total revenue of $617,000 for the three months ended August 31, 2013.

Royalty fee revenue of $459,000, for the quarter ended August 31, 2014, increased $12,000, or 2.7%, from the $447,000 for quarter ended August 31, 2013.

Franchise fee revenues of $37,000, for the quarter ended August 31, 2014, increased $2,000 as compared to the same quarter 2013. There was one store opening in both years and 3 transfers in the quarter ended August 31, 2014 versus 2 in the same period 2013.

Licensing fee and other income of $104,000, for the quarter ended August 31, 2014, decreased $31,000, or 23.0% from $135,000 for the quarter ended August 31, 2013. The decrease in licensing fees and settlement revenues was primarily due to a $30,000 reduction in Sign Shop revenue for the third quarter 2014 compared to same period 2013.

Total operating expenses of $439,000 decreased $50,000, or 10.2%, for the quarter ended August 31, 2014, from $489,000 for the same period 2013. The decrease in total operating expenses in 2014 as compared to same period 2013 was primarily due to a decrease in payroll expenses of $21,000, which included a decrease in executive payroll and a decrease in number of employees. Sign Shop cost of goods expense decreased by $28,000 for the three months ended August 31, 2014 as compared to the same period 2013.

Interest expense net of interest income was $1,000 for the quarters ended August 31, 2014 and 2013.

The Company recorded an $8,000 credit for the quarter ended August 31, 2014 compared to an $18,000 tax expense for the same period 2013. The credit relates primarily to an overaccrual of 2013 state income tax.

Earnings per share, as reported for basic and diluted outstanding shares for the third quarter ended August 31, 2014 was $0.02 compared to $0.01 in 2013.

Nine Months Ended August 31, 2014 versus Nine Months Ended August 31, 2013

For the nine months ended August 31, 2014 and 2013, the Company reported net income of $471,000 and $168,000, respectively. Total revenue of $1,906,000 increased $96,000, or 5.3%, for the nine months ended August 31, 2014, as compared to total revenue of $1,810,000 for the nine months ended August 31, 2013.

Royalty fee revenue of $1,311,000, for the nine months ended August 31, 2014, decreased $23,000, or 1.7%, from the $1,334,000 for the nine months ended August 31, 2013. Sales were down because of the extreme winter weather extending into April of 2014 compared to 2013.

Franchise fee revenues of $272,000, for the nine months ended August 31, 2014, increased $227,000 as compared to the same period 2013. Two stores were opened, five stores transferred and an International Master Franchise Agreement was signed with a UAE franchisee in 2014. According to the terms of the Agreement, BAB will receive franchise royalties from all stores that open under the Agreement. There was one store opened and four store transfers totaling $45,000 in franchise fee revenue during the nine months ended August 31, 2013.

Licensing fee and other income of $323,000, for the nine months ended August 31, 2014, decreased $108,000, from $431,000 for the nine months ended August 31, 2013. Settlement and termination income for the nine months of 2014 decreased $60,000 versus the same period 2013. Licensing fee revenue decreased $22,000 for the nine months in 2014 compared to the same period 2013 and Sign Shop revenue decreased $26,000 in 2014 compared to the same period 2013.

Total operating expenses of $1,425,000 decreased $195,000, or 12.0%, for the nine months ended August 31, 2014, from $1,620,000 for the same period 2013. The decrease in total operating expenses in 2014 as compared to same period 2013 was primarily due to a decrease of $182,000 for payroll expense due primarily to a reduction in executive salaries, reduction of bonuses and a reduction in number of employees, offset by a reduction in Marketing Fund allocations. Advertising and promotions decreased by $23,000 primarily due to a reduction in SweetDuet, Big Apple Bagels and My Favorite Muffin franchise sales advertising in 2014 compared to same period 2013. Travel decreased by $6,000 for 2014 compared to same period of 2013, offset by an increase in occupancy of $11,000 and professional fees of $4,000 for the nine months ended August 31, 2014 compared to same period 2013.

Interest expense net of interest income for the nine months ended August 31, 2014 and 2013 was $3,000 and $4,000, respectively.

The Company recorded a $7,000 tax expense for the nine months ended August 31, 2014 compared to an $18,000 tax expense for the same period 2013. The 2014 expense is lower as a result of an overaccrual of 2013 state income taxes.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2014 and 2013 was $0.06 and $0.02, respectively.

Liquidity and Capital Resources

At August 31, 2014, the Company had working capital of $859,000 and unrestricted cash of $631,000. At November 30, 2013 the Company had working capital of $741,000 and unrestricted cash of $684,000.

During the nine months ended August 31, 2014, the Company had net income of $471,000 and operating activities provided cash of $314,000. The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $14,000 and provision for uncollectible accounts of $20,000. In addition, changes in operating assets and liabilities decreased cash by $190,000. For the period ended August 31, 2013, the Company had net income of $168,000 and operating activities provided cash of $63,000. The principal adjustments to reconcile net income to cash provided by operating activities for the nine months ending August 31, 2013 were depreciation and amortization of $13,000 less the provision for uncollectible accounts of $8,000. In addition changes in operating assets and liabilities decreased cash by $110,000.

For the nine months ended August 31, 2014 the Company used $4,000 for investing activities versus $2,000 for the nine months ended August 31, 2013.

The Company used $363,000 and $508,000 for cash distribution/dividend payments during the nine month periods ended August 31, 2014 and 2013, respectively.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted. On September 2, 2014, the Board of Directors authorized a $0.01 per share cash distribution/dividend payable October 6, 2014 to shareholders of record as of September 18, 2014.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which supersedes nearly all existing revenue recognition guidance under U.S. GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP.

The standard is effective for annual periods beginning after December 15, 2016, and interim periods therein, using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). We are currently evaluating the impact of our pending adoption of ASU 2014-09 on our consolidated financial statements and have not yet determined the method by which we will adopt the standard in 2017.

Management does not believe that there are any other recently issued and effective, or not yet effective, pronouncements as of August 31, 2014 that would have, or are expected to have, any significant effect on the Company’s consolidated financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2013, filed with the Securities and Exchange Commission on February 26, 2014.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the nine months ended August 31, 2014.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2014 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

In March 2014 the Chief Financial Officer left the Company and the Controller was promoted to that position. An individual was hired in a part-time position and duties/control procedures have been reallocated and there is appropriate internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2014 to which this report relates. There are no internal control changes during the third quarter of fiscal 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The appeal has been fully briefed by both sides. It is anticipated that the oral argument, if allowed, would be sometime in November of 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See index to exhibits

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 13, 2014	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
21.1	List of Subsidiaries of the Company
31.1	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
31.2	Section 302 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer
32.1	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Executive Officer
32.2	Section 906 of the Sarbanes-Oxley Act of 2002 Certification of Chief Financial Officer
101.INS	XBRL Instance
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation
101.DEF	XBRL Taxonomy Extension Definition
101.LAB	XBRL Taxonomy Extension Labels
101.PRE	XBRL Taxonomy Extension Presentation