Form 10-K
period 2014-11-30
BAB, INC.
filed 2015-02-23
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2014
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,534,590.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,166,236 based on 3,957,795 shares held by nonaffiliates as of May 31, 2014; Closing price ($0.80) for said shares in the NASDAQ OTC Bulletin Board as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

FORM 10-K INDEX

PART I

ITEM 1. DESCRIPTION OF BUSINESS

BAB, Inc. (“the Company”) has two wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”), was acquired in 1997 and is included as a part of Systems. Brewster’s Coffee (“Brewster’s”), was established in 1996 and the coffee is sold in BAB and MFM locations as well as through license agreements. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2014, the Company had 87 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin®," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet Frozen Yogurt & Gourmet Muffins® brand is a fusion concept, pairing self-serve frozen yogurt with MFM’s exclusive line of My Favorite Muffin gourmet muffins. SD frozen yogurt can be added as an additional brand in a BAB or MFM location. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

Net Income

The Company reported net income of $512,000 and $351,000 for the years ended November 30, 2014 and 2013, respectively.

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

LOCATIONS

The Company has 87 franchised locations and 5 licensed units in 26 states.

STORE OPERATIONS

BIG APPLE BAGELS®--BAB franchised stores bake a variety of fresh bagels daily and offer up to 11 flavors of cream cheese spreads.   Stores also offer a wide assortment of breakfast and lunch bagel sandwiches, salads, soups, various dessert items, fruit smoothies, gourmet coffees and other beverages. A typical BAB store is in an area with a mix of both residential and commercial properties and ranges from 1,500 to 2,000 square feet. The Company's current store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons, and includes approximately 750 square feet devoted to production and baking. A satellite store is typically smaller than a production store, averaging 800 to 1,200 square feet. Although franchise stores may vary in size from other franchise stores, store layout is generally consistent.

MY FAVORITE MUFFIN®--MFM franchised stores bake 20 to 25 varieties of muffins daily from over 250 recipes, plus a variety of bagels. They also serve gourmet coffees, beverages and, at My Favorite Muffin and Bagel Cafe locations, a variety of bagel sandwiches and related products. The typical MFM store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons.

SWEETDUET FROZEN YOGURT AND GOURMET MUFFINS®-- SweetDuet franchised stores daily offer 15 different flavors of frozen yogurt and 15 to 20 toppings from which customers prepare their own yogurt creations. They also serve My Favorite Muffin® gourmet muffins, Brewster’s® Coffee and a breakfast day part comprised of breakfast sandwiches and a fresh oatmeal and yogurt bar. Beginning in 2014, the SweetDuet concept is available as an added brand to a BAB or MFM location.

BREWSTER'S® COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in most of the franchised units.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB, MFM and SD franchisees are members of a marketing fund requiring an ongoing 3% contribution for general system-wide marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first full production BAB or MFM store. The fee for subsequent production stores for BAB and MFM is $20,000.

The Company's current Franchise Disclosure Documents (“FDD”) provides for, among other things, the opportunity for prospective franchisees to enter into a Preliminary Agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this Preliminary Agreement is $10,000. If a site is not located and approved by the Company within the 60 days, the prospective franchisee will receive a refund of $7,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-K. The Company's Franchise Agreement provides a franchisee with the right to develop one store at a specific location. Each Franchise Agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the Franchise Agreement.

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen owned by the Master Franchisee (“MF”), and/or franchised locations. There was an initial payment of $100,000 paid upon execution of the agreement, $50,000 is due upon the opening of the first BAB location or 12 months after execution of the agreement and $50,000 is due upon opening of the second location or eighteen months after execution of the agreement. MF owned BAB locations will pay a 3% royalty and service fee on gross sales. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the MF. The first Big Apple Bagels location, which is owned by the MF, is currently under development.

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

The trademarks and service marks "Big Apple Bagels®," "My Favorite Muffin®," “SweetDuet®”and "Brewster's® Coffee" are registered under applicable federal trademark law. These marks are licensed by the Company to its franchisees pursuant to Franchise Agreements.   In February 1999, the Company acquired the trademark of "Jacobs Bros. Bagels®" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels®" mark is also registered under applicable federal trademark law.

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

EMPLOYEES

As of November 30, 2014, the Company employed 17 persons in the Corporate headquarters, consisting of 14 full time and 3 part-time employees. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and Sign Shop operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

The appeal has been fully briefed by both sides. It is anticipated that the oral arguments, if allowed would be sometime in the first half of 2015.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2014 and 2013.  The Company's common stock is traded on the NASDAQ OTC-Bulletin Board under the symbol "BABB."

Year Ended: November 30, 2014	Low	High
First quarter	0.77	0.86
Second quarter	0.73	0.84
Third quarter	0.73	0.83
Fourth quarter	0.70	0.76

Year Ended: November 30, 2013	Low	High
First quarter	0.54	0.66
Second quarter	0.51	0.89
Third quarter	0.69	0.89
Fourth quarter	0.76	0.95

As of February 18 2015, the Company's Common Stock was held by 158 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 18, 2015, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2014 and 2013, no options were granted. As of November 30, 2014, there were 1,085,600 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 3, 2014 a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 6, 2015.

The Board of Directors declared a cash distribution/dividend on March 12, June 13 and September 2, 2014 of $0.01 per share, paid April 14, July 16, and October 6, 2014, respectively. On December 2, 2013 a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared to be paid January 3, 2014.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 14, May 17 and September 9, 2013, paid April 11, July 2, and October 4, 2013, respectively. On December 3, 2012 a $0.01 quarterly and a $0.04 special cash distribution/dividend per share was declared and paid December 27, 2012.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged.

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

GENERAL

The Company has 87 franchised and 5 licensed units at the end of 2014. Units in operation at the end of 2013 included 97 franchised and 5 licensed units.  System-wide revenues were $35.7 million in 2014 and $36.4 million in 2013.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing agreements (Kohr Bros., Kaleidoscoops and Green Beans Coffee). Also included in licensing fees and other income is Operation’s Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

YEAR 2014 COMPARED TO YEAR 2013

Total revenues from all sources increased $85,000, or 3.5%, to $2,535,000 in 2014 from $2,450,000 in the prior year primarily due to an increase in franchisee fee revenue of $218,000, offset by a decrease in licensing fees and other income of $94,000 and royalty revenue of $39,000.

Royalty revenue from franchise stores decreased $39,000, or 2.2%, to $1,747,000 in 2014 as compared to $1,786,000 in 2013. Franchise fee revenue increased $218,000, or 363.3%, to $278,000 in 2014 versus $60,000 in 2013.  During fiscal 2014 there were 2 store openings, 6 transfers and an International Franchise Agreement (“IFA”) was signed with a UAE franchisee for $200,000 compared to 1 store opening and 7 transfers in 2013. At November 30, 2014 the Company had 5 units under development compared to 3 units under development at fiscal year-end 2013. Licensing fees and other income decreased $94,000, or 15.6%, to $510,000 in 2014 compared to $604,000 in 2013.  The decrease in licensing and other income was primarily due to a decrease of $29,000 in settlement income, $39,000 in nontraditional revenues and $26,000 for Sign Shop revenues in 2014 as compared to 2013.

Total operating expenses in 2014 were $1,997,000, or 78.8% of revenues, compared to $2,065,000, or 84.3% of revenues in 2013. Total operating expenses decreased $68,000, or 3.3%, in 2014 compared to 2013, with the largest reduction being payroll expense.

Corporate office payroll and payroll related expenses decreased $92,000 in 2014, to $1,167,000, from $1,259,000 in 2013. Advertising and promotion decreased $23,000 because of a change in franchise advertising vendors and less SweetDuet franchise advertising. Travel decreased $11,000 primarily because of greater economical traveling by our Business Consultants and no travel for SweetDuet franchise sales associate. These decreases were offset by an increase of $14,000 in occupancy expense primarily due to increased rent expense of $2,000 and increase in the 2014 escalator of $5,000 and a reduction in Marketing Fund allocations of $7,000, an increase in SG&A of $40,000 which included an increase in the provision for uncollectible accounts of $69,000, primarily for the write off and reserve of one note in the amount of $26,000 and reserves for new notes in 2014 and a $9,000 increase in franchise development expenses, offset by a decrease of $32,000 in Sign Shop cost of goods, a decrease of $4,000 in SweetDuet filings and a decrease of $4,000 in SEC fees.

Interest income was $1,000 for each of 2014 and 2013.

Interest expense decreased $2,000 to $4,000 in 2014 versus $6,000 in 2013, as a result of a decrease in outstanding debt.

Income tax expense decreased $8,000 in 2014 to $22,000 compared to $30,000 in 2013 with all the tax expense being for Illinois state income taxes.

Net income totaled $512,000, or 20.2% of revenue in 2014 as compared to $351,000 or 14.3%, of revenue in the prior year. Earnings per share for basic and diluted outstanding shares is $.07 for 2014 and $.05 for 2013.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2014, the Company had working capital of $800,000 and unrestricted cash of $710,000. At November 30, 2013, the Company had working capital of $741,000 and unrestricted cash of $684,000.

During fiscal 2014, the Company had net income of $512,000 and operating activities provided cash of $500,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $18,000, plus the provision for uncollectible accounts of $58,000, and a loss on assets held for resale of $4,000. In addition, changes in other operating assets and liabilities decreased a total of $92,000. During fiscal 2013, the Company had net income of $351,000 and operating activities provided cash of $46,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $17,000, less the provision for uncollectible accounts of $11,000. In addition changes in other operating assets and liabilities decreased a total of $311,000.

During fiscal 2014, the Company used $8,000 for investing activities for trademark renewal. During fiscal 2013, the Company used $8,000 for investing activities, comprised of $4,000 for purchases of equipment and $4,000 for trademark renewals.

For financing activities in fiscal 2014, $30,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2013, $29,000 was used for repayment of debt and $581,000 for cash distributions/dividend payments to common stockholders.

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

On December 3, 2014 the Board of Directors declared a $0.01 quarterly and a $0.01 special cash distribution/dividend which was paid on January 6, 2015, totaling $145,000.

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

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen owned by the Master Franchisee (“MF”), and/or franchised locations. There was an initial payment of $100,000 paid upon execution of the agreement, $50,000 is due upon the opening of the first BAB location or 12 months after execution of the agreement and $50,000 is due upon opening of the second location or eighteen months after execution of the agreement. MF owned BAB locations will pay a 3% royalty and service fee on gross sales. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the MF. The first Big Apple Bagels location, which is owned by the MF, is currently under development.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill and intangible assets were tested at the end of the first fiscal quarter in 2014 and 2013 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2014 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was identified. An impairment test was also performed in 2013 and based on the computations using discounted cash flows, it was also determined that no impairment occurred.

Management does not believe that any impairment exists at November 30, 2014.

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

As of November 30, 2014 the Company has net operating loss carryforwards expiring between 2015 and 2029 for U.S. federal income tax purposes of approximately $4,016,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $900,000 and $1,107,000 as of November 30, 2014 and 2013, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for the Company, for annual periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2018 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2014 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2014 and 2013

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries as of November 30, 2014 and 2013 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and Subsidiaries as of November 30, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Sassetti LLC

Oak Park, Illinois
February 23, 2015

BAB, Inc

Consolidated Balance Sheets

November 30, 2014 and 2013

	November 30, 2014	November 30, 2013
ASSETS
Current Assets
Cash	$709,555	$683,891
Restricted cash	420,834	581,469
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $48,250 in 2014 and $10,447 in 2013 )	182,975	137,294
Marketing fund contributions receivable from franchisees and stores	23,708	10,017
Inventories	25,519	27,544
Prepaid expenses and other current assets	73,943	81,532
Total Current Assets	1,436,534	1,521,747

Property, plant and equipment (net of accumulated depreciation of $147,638 in 2014 and $143,459 in 2013)	5,921	10,102
Assets held for sale	-	3,783
Trademarks	454,479	448,022
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $81,689 in 2014 and $67,887 in 2013)	35,187	47,803
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,237,358	2,251,481
Total Assets	$3,673,892	$3,773,228

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$31,898	$30,451
Accounts payable	10,845	22,543
Accrued expenses and other current liabilities	308,315	280,120
Unexpended marketing fund contributions	213,750	360,683
Deferred franchise fee revenue	40,000	50,000
Deferred licensing revenue	32,083	36,667
Total Current Liabilities	636,891	780,464

Long-term debt (net of current portion)	33,413	65,311
Total Liabilities	670,304	845,775

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2014 and November 30, 2013	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2014 and November 30, 2013	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2014 and November 30, 2013	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,268,922)	(11,345,057)
Total Stockholders' Equity	3,003,588	2,927,453
Total Liabilities and Stockholders' Equity	$3,673,892	$3,773,228

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2014 and 2013

	2014	2013
REVENUES
Royalty fees from franchised stores	$1,746,991	$1,785,921
Franchise fees	277,500	60,000
Licensing fees and other income	510,099	604,273
Total Revenues	2,534,590	2,450,194

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,167,288	1,258,728
Occupancy	180,947	167,007
Advertising and promotion	37,951	60,547
Professional service fees	156,348	153,373
Travel	49,355	59,945
Employee benefit expenses	104,235	105,358
Depreciation and amortization	17,983	17,493
Other	282,485	242,412
Total Operating Expenses	1,996,592	2,064,863
Income from operations	537,998	385,331
Interest income	673	968
Interest expense	(4,308)	(5,699)
Income before provision for income taxes	534,363	380,600

Provision for income taxes	22,417	30,067
Net Income	$511,946	$350,533

Net Income per share - Basic and Diluted	$0.07	$0.05

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	-	5,100
Weighted average shares outstanding - Diluted	7,263,508	7,268,608
Cash distributions declared per share	$0.06	$0.08

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2014 and 2013

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2012	8,466,953	13,508,257	987,034	1,203,445	(222,781)	(11,114,508)	3,158,002

Dividends Declared						(581,082)	(581,082)

Net Income						350,533	350,533

November 30, 2013	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,345,057)	$2,927,453

Dividends Declared						(435,811)	(435,811)

Net Income						511,946	511,946

November 30, 2014	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,268,922)	$3,003,588

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2014 and 2013

	2014	2013
Operating activities
Net income	$511,946	$350,533
Adjustments ro reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	17,983	17,493
Provision for uncollectible accounts, net of recoveries	58,224	(11,263)
Loss on assets held for sale	3,783	-
Changes in:
Trade accounts receivable and notes receivable	(103,905)	(39,961)
Restricted cash	160,635	(204,632)
Marketing fund contributions receivable	(13,691)	6,368
Inventories	2,025	(591)
Prepaid expenses and other	7,589	(15,541)
Accounts payable	(11,698)	8,423
Accrued liabilities	28,195	(48,168)
Unexpended marketing fund contributions	(146,933)	(32,794)
Deferred revenue	(14,584)	15,834
Net Cash Provided by Operating Activities	499,569	45,701

Investing activities
Purchase of equipment	-	(3,495)
Capitalization of trademark renewals	(7,643)	(4,420)
Net Cash Used In Investing Activities	(7,643)	(7,915)

Financing activities
Repayment of borrowings	(30,451)	(29,070)
Cash distributions/dividends	(435,811)	(581,082)
Net Cash Used In Financing Activities	(466,262)	(610,152)

Net Increase (Decrease) in Cash	25,664	(572,366)

Cash, Beginning of Period	683,891	1,256,257
Cash, End of Period	$709,555	$683,891

Supplemental disclosure of cash flow information:
Interest paid	$4,549	$5,930
Income taxes paid	$-	$33,950

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units and frozen yogurt retail units under the BAB, MFM and SD trade names. At November 30, 2014, the Company had 87 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Revenue Recognition (Continued)

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen owned by the Master Franchisee (“MF”), and/or franchised locations. There was an initial payment of $100,000 paid upon execution of the agreement, $50,000 is due upon the opening of the first BAB location or 12 months after execution of the agreement and $50,000 is due upon opening of the second location or eighteen months after execution of the agreement. MF owned BAB locations will pay a 3% royalty and service fee on gross sales. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the MF. The first Big Apple Bagels location, which is owned by the MF, is currently under development.

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

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® open, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2014	2013
Operating Units
Franchise Owned	87	97
Licensed Units	5	5
	92	102
Unopened stores with Franchise Agreements:	5	3
Total operating units and units with Franchise Agreements	97	105

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

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were confined to a single reportable segment operating in the United States in fiscal 2014.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

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

Cash

As of November 30, 2014 and 2013, the Marketing Fund cash balances, which are restricted, were $190,000 and $350,000, respectively.

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

Effective January 1, 2013 the FDIC maximum insurance on all interest and noninterest bearing checking accounts is $250,000 for each entity. From January 1, 2013 the Company exceeded FDIC limits on its operating and marketing accounts but did not experience any losses.

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

November 30, 2014 and 2013

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

The impairment test performed February 28, 2014 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was needed. An impairment test was performed at February 28, 2013 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2012	$1,493,771	$445,022	$59,710	$1,998,503
Additions	-	3,000	1,420	4,420
Amortization expense	-	-	(13,327)	(13,327)
Net Balance as of November 30, 2013	1,493,771	448,022	47,803	1,989,596
Additions	-	6,457	1,186	7,643
Amortization expense	-	-	(13,802)	(13,802)
Net Balance as of November 30, 2014	$1,493,771	$454,479	$35,187	$1,983,437

Definite lived intangible assets are being amortized over their useful lives. The estimated amortization expense for each of the next three remaining years is as follows:

Fiscal Period	Definite Lived Intangibles

2015	14,075
2016	14,075
2017	7,037
Total	$35,187

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $38,000 and $61,000 in 2014 and 2013, respectively. All advertising and promotion costs were related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2014 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2014 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns for the years ending November 30, 2011, 2012 and 2013 are subject to examination by the IRS and corresponding states, generally for three years after they are filed. (See Note 3.)

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

	2014	2013
Numerator:
Net income available to common shareholders	$511,946	$350,533

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.07	$0.05

Effect of dilutive common stock	-	5,100
Weighted average outstanding shares
Diluted	7,263,508	7,268,608
Earnings per share - Diluted	$0.07	$0.05

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2014 and 2013 there are 314,000 and 350,000, respectively of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being lower than the option prices. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. The Company had no recorded compensation expense arising from share-based payment arrangements for the Company’s stock option plan in 2014 or 2013.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for the Company, for annual periods beginning after December 15, 2016. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2018 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2014 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 3 – Income Taxes

The components of the Company’s current provision for income taxes are as follows:

	2014	2013
Current
Federal	$-	$-
State	22,417	30,067
Deferred	-	-
Total	$22,417	$30,067

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 5.94%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2014	2013

Federal income tax provision computed at federal statutory rate	$174,062	$119,181
State income taxes, net of federal tax provision	30,410	20,822
Other adjustments	24,183	31,927
Change in valuation allowance and expiration of certain net operating losses	(206,238)	(141,863)
Income Tax Provision	$22,417	$30,067

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2014	2013
Deferred revenue	$28,790	$34,615
Deferred rent	19,803	19,595
Marketing Fund net contributions	75,796	139,954
Allowance for doubtful accounts and notes receivable	19,271	4,173
Accrued expenses	64,765	45,256
Net operating loss carryforwards	1,604,057	1,765,710
Valuation allowance	(900,447)	(1,106,685)
Total Deferred Income Tax Asset	$912,035	$902,618

Depreciation and amortization	$(661,953)	$(651,578)
Franchise Costs	(2,082)	(3,040)
Total Deferred Income Tax Liabilities	$(664,035)	$(654,618)

Total Net Deferred Tax Asset	$248,000	$248,000

 BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 3 – Income Taxes (Continued)

As of November 30, 2014 the Company has net operating loss carryforwards expiring between 2015 and 2029 for U.S. federal income tax purposes of approximately $4,016,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $900,000 and $1,107,000 as of November 30, 2014 and 2013, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB common stock from a former stockholder. The balance of this note payable was $65,000 and $96,000 as of November 30, 2014 and 2013, respectively.

As of November 30, 2014, annual maturities on long-term obligations due are as follows:

Year Ending November 30:
	2015	31,898
	2016	33,413

	Total	$65,311

Note 5 - Stockholders’ Equity

On December 3, 2014 a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 6, 2015.

The Board of Directors declared a cash distribution/dividend on March 12, June 13 and September 2, 2014 of $0.01 per share, paid April 14, July 16, and October 6, 2014, respectively. On December 2, 2013 a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared and paid January 3, 2014.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 14, May 17 and September 9, 2013, paid April 11, July 2, and October 4, 2013, respectively. On December 3, 2012 a $0.01 quarterly and a $0.04 special cash distribution/dividend per share was declared and paid December 27, 2012.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged.

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

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over five years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expire on various dates through November 28, 2016. The range of exercise prices of options outstanding at November 30, 2014 are $0.88 to $1.38.

During fiscal 2014 and 2013 no options were granted or exercised. Activity under the Plan during the two years ended November 30 is as follows:

	2014		2013
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	368,373	$1.16	368,373	$1.16
Forfeited	(53,973)		-
Outstanding at end of year	314,400	$1.19	368,373	$1.16

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 6 - Stock Options (Continued)

Options Outstanding and Exercisable
				Weighted average	Weighted
Range of			Options	remaining	average
exercise price			outstanding	contractual life	exercise price
$0.88	-	$0.97	55,900	0.25	$0.944
	0.86		20,000	0.75	$0.860
$1.15	-	$1.27	63,500	1.25	$1.226
	0.97		20,000	2.00	$0.970
$1.25	-	$1.38	155,000	2.00	$1.334
			314,400		$1.189

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.75 as of the last business day of the period ended November 30, 2014. There were no options exercised in 2014 or 2013.

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/2014	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/2014	Exercise Price	Intrinsic Value
314,400	1.46	$1.19	$-	314,400	$1.19	$-

In fiscal 2014 and 2013 the Company recorded no compensation cost arising from share-based payment arrangements.

Note 7 - Commitments

The Company rents its Corporate office under a lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. The lease is through September 30, 2018. Rent expense for the years ended November 30, 2014 and 2013 was $177,000 and $163,000, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2014, future minimum annual rental commitments under the Corporate lease are as follows:

Year Ending November 30:
2015	116,983
2016	120,257
2017	134,843
2018	115,197

Total	$487,280

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions. Company contributions are discretionary. The Company did not make a contribution in 2014 or 2013.

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

The appeal has been fully briefed by both sides. It is anticipated that the oral arguments, if allowed would be sometime in the first half of 2015.

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

Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2014 and 2013, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

In March 2014 the Chief Financial Officer left the Company and the Controller was promoted to the position. An individual was hired in a part-time position through the end of August and duties/control procedures were reallocated to maintain appropriate internal control over financial reporting. A full-time individual was hired beginning September 2014 and duties/control procedures have been reallocated so that appropriate internal control over financial reporting is and has been maintained through fiscal 2014 (as such defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act).

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2014.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2014.

BAB, Inc. (the Company) has a formally established Code of Ethics, pursuant to Section 406 of the Sarbanes-Oxley Act. In order to view the Code of Ethics in its entirety, see the BAB, Inc. Annual Report, Part III, Item 9, dated November 30, 2007 and filed with the Securities and Exchange Commission on February 28, 2008.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2014 and 2013 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans President and CEO	2014	230,517	47,494	-	-	-	-	-	278,011
	2013	230,517	-	-	-	-	-	-	230,517

Michael K. Murtaugh Vice President and General Counsel	2014	172,894	35,261	-	-	-	-	-	208,155
	2013	172,894	-	-	-	-	-	-	172,894

Jeffrey M Gorden Chief Financial Officer	2014	N/A	-	-	-	-	-	-	N/A
	2013	130,241	7,500	-	-	-	-	-	137,741

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2014:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans President and CEO	20,000	-	-	.97	2015
	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

Michael K. Murtaugh Vice President and General Counsel	20,000	-	-	.97	2015
	20,000	-	-	1.27	2016
	50,000	-	-	1.38	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans President and CEO	-	-	-	-
	-	-	-	-

Michael K. Murtaugh Vice President and General Counsel	-	-	-	-
	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2014:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2014

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	2,200	-	-	-	-	-	2,200

James Lentz	2,200	-	-	-	-	-	2,200

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 20, 2015 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 20, 2015 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,533,579 (1)(2)(3)	20.60

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,038,054 (1)	13.95

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	18,299.25

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	30,000 (4)	.40

James A. Lentz 1415 College Lane South Wheaton, IL 60189	34,932 (4)	.47

All beneficial owners, executive officers and directors as a group (5 persons)	2,654,864 (1)(2)(3)(4)	35.67

(1) Includes 70,000 stock options fully exercisable as of 2/20/15.

(2) Includes 3,500 shares inherited by spouse.

(3) Includes 31,111 shares held by children.

(4) Includes 20,000 stock options fully exercisable as of 2/20/15.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2014 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in fiscal 2014 and 2013 were $63,000.

Tax compliance services provided by Sassetti LLC were $13,000 for 2014 and 2013.

During the years ended November 30, 2014 and 2013, Sassetti LLC did not perform any other services for the Company.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents filed as part of this report:

(1)	Financial Statements

Consolidated Balance Sheets as at November 30, 2014 and 2013 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2014 and 2013 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

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

Dated: February 23, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 23, 2015
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 23, 2015
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 23, 2015
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 23, 2015
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 23, 2015
By /s/ James A. Lentz
James A. Lentz, Director

EXHIBIT 3.1 - Certificate of Incorporation

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 3.2 - Bylaws of BAB, Inc.

See Form 10-KSB for year ended November 30, 2006

EXHIBIT 21.1 – List of Subsidiaries of the Company

BAB Systems, Inc., an Illinois corporation

BAB Operations, Inc., an Illinois corporation