Form 10-Q
period 2015-02-28
BAB, INC.
filed 2015-04-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X☒  No  ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company. Large accelerated filer ☐      Accelerated filer  ☐     Non-accelerated filer ☐    (Do not check if a smaller reporting company) Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company. Yes ☐         No ☒

As of February 28, 2015 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2015	November 30, 2014

ASSETS
Current Assets
Cash	$605,414	$709,555
Restricted cash	436,225	420,834
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $48,047 in 2015 and $48,250 in 2014 )	179,294	182,975
Marketing fund contributions receivable from franchisees and stores	35,341	23,708
Inventories	25,723	25,519
Prepaid expenses and other current assets	102,067	73,943
Total Current Assets	1,384,064	1,436,534

Property, plant and equipment (net of accumulated depreciation of $148,354 in 2015 and $147,638 in 2014)	5,205	5,921
Trademarks	455,182	454,479
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $85,208 in 2015 and $81,689 in 2014)	31,668	35,187
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,233,826	2,237,358
Total Assets	$3,617,890	$3,673,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$31,898	$31,898
Accounts payable	40,510	10,845
Accrued expenses and other current liabilities	565,248	308,315
Unexpended marketing fund contributions	235,775	213,750
Deferred franchise fee revenue	75,000	40,000
Deferred licensing revenue	23,333	32,083
Total Current Liabilities	971,764	636,891

Long-term debt (net of current portion)	33,413	33,413
Total Liabilities	1,005,177	670,304

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2015 and November 30, 2014	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2015 and November 30, 2014	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2015 and November 30, 2014	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,659,797)	(11,268,922)
Total Stockholders' Equity	2,612,713	3,003,588
Total Liabilities and Stockholders' Equity	$3,617,890	$3,673,892

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28, 2015 and 2014

(Unaudited)

	For the three months ended February 28,
	2015	2014
REVENUES
Royalty fees from franchised stores	$394,095	$396,706
Franchise fees	5,000	35,000
Licensing fees and other income	93,293	105,165
Total Revenues	492,388	536,871

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	297,677	289,644
Occupancy	43,893	43,155
Advertising and promotion	10,522	8,330
Professional service fees	58,502	66,998
Travel	9,101	9,248
Employee benefit expenses	34,905	24,929
Depreciation and amortization	4,234	4,561
Legal Settlement	243,046	-
Other	36,061	57,781
Total Operating Expenses	737,941	504,646
(Loss)/Income from operations	(245,553)	32,225
Interest income	724	148
Interest expense	(776)	(1,137)
Net (Loss)/Income	(245,605)	31,236

Net (Loss)/Income per share - Basic and Diluted	$(0.034)	$0.004

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	-	2,737
Weighted average shares outstanding - Diluted	7,263,508	7,266,245
Cash distributions declared per share	$0.02	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2015 and 2014

(Unaudited)

	For the three months ended February 28,
	2015	2014
Operating activities
Net (loss)/income	$(245,605)	$31,236
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,235	4,561
Provision for uncollectible accounts, net of recoveries	(203)	(542)
Changes in:
Trade accounts receivable and notes receivable	3,884	(6,510)
Restricted cash	(15,391)	28,490
Marketing fund contributions receivable	(11,633)	(10,055)
Inventories	(204)	233
Prepaid expenses and other	(28,124)	10,069
Accounts payable	29,665	(8,889)
Accrued liabilities	256,933	6,765
Unexpended marketing fund contributions	22,025	(18,450)
Deferred revenue	26,250	(35,000)
Net Cash Provided by Operating Activities	41,832	1,908

Investing activities
Capitalization of trademark renewals	(703)	-
Net Cash Used In Investing Activities	(703)	-

Financing activities
Cash distributions/dividends	(145,270)	(217,906)
Net Cash Used In Financing Activities	(145,270)	(217,906)

Net Decrease in Cash	(104,141)	(215,998)

Cash, Beginning of Period	709,555	683,891
Cash, End of Period	$605,414	$467,893

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,000	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 28, 2015 and 2014

(Unaudited)

Note 1. Nature of Operations

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At February 28, 2015, the Company had 84 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2014 which was filed February 23, 2015.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Units Open and Under Development

Units which are open or under development at February 28, 2015 are as follows:

Stores open:

Franchisee-owned stores	84
Licensed Units	5
89
Unopened stores with Franchise Agreements	6

Total operating units and units with Franchise Agreements	95

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended February 28,
	2015	2014
Numerator:
Net (loss)/income available to common shareholders	$(245,605)	$31,236

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
(Loss)/Earnings per Share - Basic	$(0.034)	$0.004

Effect of dilutive common stock	-	2,737
Weighted average outstanding shares
Diluted	7,263,508	7,266,245
(Loss)/Earnings per share - Diluted	$(0.034)	$0.004

The Company excluded 257,500 and 350,400 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share for the three months ended February 28, 2015 and 2014, respectively because their inclusion would have been anti-dilutive.

4.  Long-Term Debt

The total debt balance of $65,311 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (Plan). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of February 28, 2015, there were 1,142,500 stock options exercised or forfeited under the Plan.

	For the three months ended February 28,
	2015	2014
Options outstanding at beginning of year	314,400	368,373
Granted	-	-
Forfeited or expired	(56,900)	(7,973)
Exercised	-	-
Outstanding at end of year	257,500	360,400

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock option terms expire in ten years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 28, 2015:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 2/28/15	Remaining Life	Exercise Price	Intrinsic Value	at 2/28/15	Exercise Price	Intrinsic Value
257,500	1.50	$1.24	$-	257,500	$1.24	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.75 as of the last business day of the period ended February 28, 2015. There were 56,900 unexercised options that expired and no options exercised during the three month period ended February 28, 2015.

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill was tested at the end of the first quarter, February 28, 2015 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2015 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment has occurred.

7. Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for the Company, for annual periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 28, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

8. Stockholder’s Equity

On March 2, 2015 the Board of Directors declared a $0.01 cash distribution/dividend to shareholders of record as of March 20, 2015, payable April 10, 2015.

The Board of Directors declared a cash distribution/dividend on December 3, 2014 of $0.02 which consisted of a $0.01 quarterly and a $0.01 special cash distribution/dividend per share paid on January 6, 2015.

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer Company LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged.

9. Contingencies

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

The Company has previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee.  The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease.  Operations, which no longer owns any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001.

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees bringing the total judgment to $154,030.  In September 2013 the Company filed an appeal.  A bond was required and posted by BAB, Inc. for an amount equal to 150% of the judgment.

On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment in the amount of $154,030 plus post-judgment interest and attorney fees incurred on the appeal.

BAB has reserved the amount of the judgment plus statutory interest and additional legal fees totaling $243,000 as an expense in the first quarter financial statements of 2015.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, including statements regarding the development of the Company's business, the markets for the Company's products, anticipated capital expenditures, and the effects of completed and proposed acquisitions, and other statements contained herein regarding matters that are not historical facts, are forward-looking statements as is within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because such statements include risks and uncertainties, actual results could differ materially from those expressed or implied by such forward-looking statements as set forth in this report, the Company's Annual Report on Form 10-K and other reports that the Company files with the Securities and Exchange Commission. Certain risks and uncertainties are wholly or partially outside the control of the Company and its management, including its ability to attract new franchisees; the continued success of current franchisees; the effects of competition on franchisees and consumer acceptance of the Company's products in new and existing markets; fluctuation in development and operating costs; brand awareness; availability and terms of capital; adverse publicity; acceptance of new product offerings; availability of locations and terms of sites for store development; food, labor and employee benefit costs; changes in government regulation (including increases in the minimum wage); regional economic and weather conditions; the hiring, training, and retention of skilled corporate and restaurant management; and the integration and assimilation of acquired concepts. Accordingly, readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

General

There are 84 franchised and 5 licensed units at February 28, 2015 compared to 95 franchised and 5 licensed units February 28, 2014.  System-wide revenues for the three months ended February 28, 2015 were $8.0 million as compared to February 28, 2014 which were $8.1 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through licensing and nontraditional channels of distribution (Kohr Bros., Kaleidoscoops and Green Beans Coffee). Also included in licensing fees and other income is Operation’s Sign Shop revenue. The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

As of February 28, 2015, the Company employed 15 full-time and 2 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2015 versus Three Months Ended February 28, 2014

For the three months ended February 28, 2015 and 2014, the Company reported a net loss of $246,000 and net income of $31,000, respectively. Total revenue of $492,000 decreased $45,000, or 8.4%, for the three months ended February 28, 2015, as compared to total revenue of $537,000 for the three months ended February 28, 2014.

Royalty fee revenue of $394,000, for the quarter ended February 28, 2015, decreased $3,000, or 0.8%, from the $397,000 for quarter ended February 28, 2014. There were fewer locations in 2015 versus same period in 2014.

Franchise fee revenues of $5,000, for the quarter ended February 28, 2015, decreased $30,000 as compared to the same quarter 2014. There was one transfer in the three months ending February 28, 2015 compared to one store opening and 2 transfers in the same period 2014.

Licensing fee and other income of $93,000, for the quarter ended February 28, 2015, decreased $12,000, or 11.4% from $105,000 for the quarter ended February 28, 2014. The decrease in licensing fees and other income was primarily due to a reduction in Sign Shop revenue for the first quarter 2015 compared to same period 2014.

Total operating expenses of $738,000 includes $243,000 of expense for a legal settlement in the first quarter 2015 as compared to $505,000 for the quarter ended February 28, 2014. Excluding the $243,000 the operating expenses for February 28, 2015 were $495,000, $10,000 less than the same period in 2014. The $10,000 decrease in 2015 expenses compared to 2014 same period was primarily due to a decrease in professional fees of $8,000, a decrease in franchise development of $14,000, Sign Shop cost of goods decreased $7,000, offset by an $8,000 increase in payroll because of higher employee Christmas bonuses in fiscal 2015, a $3,000 increase in advertising and promotion and a $9,000 increase for employee benefits which included an employee 401K contribution accrual.

Interest expense and interest income were $1,000 each, netting to zero for the 3 months ended February 28, 2015 compared to $1,000 net interest expense for 2014.

Loss/Earnings per share, as reported for basic and diluted outstanding shares for the first quarter ended February 28, 2015 was a loss of $0.034 per share compared to income of $0.004 in 2014.

Liquidity and Capital Resources

At February 28, 2015, the Company had working capital of $412,000 and unrestricted cash of $605,000. At November 30, 2014 the Company had working capital of $800,000 and unrestricted cash of $710,000.

During the three months ended February 28, 2015, the Company had a net loss of $246,000 and operating activities provided cash of $42,000. The principal adjustments to reconcile net income to cash used in operating activities were depreciation and amortization of $4,000. In addition, changes in operating assets and liabilities increased cash by $284,000. For the period ended February 28, 2014, the Company had net income of $31,000 and operating activities provided cash of $2,000. The principal adjustments to reconcile net income to cash provided by operating activities for the three months ending February 28, 2014 were depreciation and amortization of $5,000 less the provision for uncollectible accounts of $1,000. In addition changes in operating assets and liabilities decreased cash by $33,000.

For the three months ended February 28, 2015 the Company used $1,000 for investing activities and none for the three months ended February 28, 2014.

The Company used $145,000 and $218,000 for cash distribution/dividend payments during the three month periods ended February 28, 2015 and 2014, respectively.

On March 2, 2015 the Board of Directors declared a $0.01 cash distribution/dividend to shareholders of record as of March 20, 2015, payable April 10, 2015. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

The Company believes that for tax purposes the cash distributions declared in 2015 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2015, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2015.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for the Company, for annual periods beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 28, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2014, filed with the Securities and Exchange Commission on February 23, 2015.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2015 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County in the amount of $84,000 against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  Operations, the subsidiary which owned Company stores, had been a tenant operating a Big Apple Bagels store in Glenview, Illinois from 1999 to 2001 when it sold the store and assigned the lease to a franchisee.  The store was sold and the lease was assigned three more times over the next 10 years. In 2011, the final owner of the store closed it and defaulted on the lease.  Operations, which no longer owns any Company stores, was sued for a continuing guaranty in connection with the original assignment of the lease in 2001.

On August 15, 2013, an additional judgment of $70,030 was entered in the Circuit Court of Cook County for this same matter for plaintiff’s attorney’s fees which were contractually payable to the prevailing party, bringing the total judgment to $154,030.  In September 2013 the Company filed an appeal.

On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment in the amount of $154,030 plus post-judgment interest and attorneys fees incurred on the appeal.

BAB has reserved the amount of the judgment plus statutory interest and additional legal fees as an expense in the first quarter financial statements of 2015.

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

BAB, Inc.

Dated: April 14, 2015	/s/ Geraldine Conn
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