Form 10-Q
period 2015-05-31
BAB, INC.
filed 2015-07-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company. Yes ☐         No ☒

As of July 10, 2015 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2015	November 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$690,397	$709,555
Restricted cash	283,383	420,834
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $42,940 in 2015 and $48,250 in 2014 )	142,567	182,975
Marketing fund contributions receivable from franchisees and stores	26,545	23,708
Inventories	23,770	25,519
Prepaid expenses and other current assets	82,459	73,943
Total Current Assets	1,249,121	1,436,534

Property, plant and equipment (net of accumulated depreciation of $149,128 in 2015 and $147,638 in 2014)	4,431	5,921
Trademarks	455,182	454,479
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $88,727 in 2015 and $81,689 in 2014)	30,650	35,187
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,232,034	2,237,358
Total Assets	$3,481,155	$3,673,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$31,898	$31,898
Accounts payable	22,209	10,845
Accrued expenses and other current liabilities	314,637	308,315
Unexpended marketing fund contributions	310,183	213,750
Deferred franchise fee revenue	95,000	40,000
Deferred licensing revenue	14,583	32,083
Total Current Liabilities	788,510	636,891

Long-term debt (net of current portion)	33,413	33,413
Total Liabilities	821,923	670,304

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2015 and November 30, 2014	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2015 and November 30, 2014	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2015 and November 30, 2014	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,613,278)	(11,268,922)
Total Stockholders' Equity	2,659,232	3,003,588
Total Liabilities and Stockholders' Equity	$3,481,155	$3,673,892

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Month Periods Ended May 31, 2015 and 2014

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2015	2014	2015	2014
REVENUES
Royalty fees from franchised stores	$443,660	$456,007	$837,755	$852,713
Franchise fees	25,000	200,000	30,000	235,000
Licensing fees and other income	99,102	113,334	192,395	218,499
Total Revenues	567,762	769,341	1,060,150	1,306,212

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	264,514	257,596	562,191	547,240
Occupancy	41,574	48,771	85,466	91,926
Advertising and promotion	16,824	7,841	27,347	16,171
Professional service fees	19,005	33,080	77,507	100,078
Travel	12,250	14,356	21,351	23,604
Employee benefit expense	38,097	28,072	74,323	53,001
Depreciation and amortization	4,293	4,553	8,527	9,114
Legal Settlement	-	-	243,046	-
Other	51,724	87,458	86,464	145,239
Total Operating Expenses	448,281	481,727	1,186,222	986,373
Income from operations	119,481	287,614	(126,072)	319,839
Interest income	448	118	1,172	266
Interest expense	(775)	(1,137)	(1,551)	(2,274)
Income before provision for income taxes	119,154	286,595	(126,451)	317,831
Provision for income taxes
Current tax	-	15,000	-	15,000
Net Income	$119,154	$271,595	$(126,451)	$302,831

Earnings/(Loss) per share - Basic and Diluted	$0.02	$0.04	$(0.02)	$0.04

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	-	2,423	-	2,583
Weighted average shares outstanding - Diluted	7,263,508	7,265,931	7,263,508	7,266,091

Cash distributions declared per share	$0.01	$0.01	$0.03	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended May 31, 2015 and 2014

(Unaudited)

	For the six months ended May 31,
	2015	2014
Operating activities
Net (loss)/income	$(126,451)	$302,831
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	8,526	9,114
Provision for uncollectible accounts, net of recoveries	(5,311)	21,910
Changes in:
Trade accounts receivable and notes receivable	45,720	(106,806)
Restricted cash	137,451	103,143
Marketing fund contributions receivable	(2,837)	(13,907)
Inventories	1,749	(246)
Prepaid expenses and other	(8,516)	12,761
Accounts payable	11,364	11,968
Accrued liabilities	6,322	7,392
Unexpended marketing fund contributions	96,433	(89,265)
Deferred revenue	37,500	(40,000)
Net Cash Provided by Operating Activities	201,950	218,895

Investing activities
Capitalization of trademark renewals	(3,203)	(2,844)
Net Cash Used In Investing Activities	(3,203)	(2,844)

Financing activities
Cash distributions/dividends	(217,905)	(290,541)
Net Cash Used In Financing Activities	(217,905)	(290,541)

Net Decrease in Cash	(19,158)	(74,490)

Cash, Beginning of Period	709,555	683,891
Cash, End of Period	$690,397	$609,401

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,000	$-

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended May 31, 2015 and 2014

(Unaudited)

Note 1. Nature of Operations

BAB, Inc. (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”), BAB Operations, Inc. (“Operations”) and BAB Investments, Inc (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”), was acquired in 1997 and is included as a part of Systems. Brewster’s Coffee (“Brewster’s”), was established in 1996 and the coffee is sold in BAB and MFM locations as well as through license agreements. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark. Investments was incorporated September 9, 2009 to be used for the purpose of acquisitions. To date, there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At May 31, 2015, the Company had 81 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin®," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe®," featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet Frozen Yogurt & Gourmet Muffins® brand is a fusion concept, pairing self-serve frozen yogurt with MFM’s exclusive line of My Favorite Muffin gourmet muffins. SD frozen yogurt can be added as an additional brand in a BAB or MFM location. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

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

2. Units Open and Under Development

Units which are open or under development at May 31, 2015 are as follows:

Stores open:

Franchisee-owned stores	81
Licensed Units	5
86

Unopened stores with Franchise Agreements	7

Total operating units and units with Franchise Agreements	93

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended May 31,		For the six months ended May 31,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$119,154	$271,595	$(126,451)	$302,831

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings/(Loss) per Share - Basic	$0.02	$0.04	$(0.02)	$0.04

Effect of dilutive common stock	-	2,423	-	2,583
Weighted average outstanding shares
Diluted	7,263,508	7,265,931	7,263,508	7,266,091
Earnings/(Loss) per share - Diluted	$0.02	$0.04	$(0.02)	$0.04

The Company excluded 257,500 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share, for the three and six months ended May 31, 2015, because their inclusion would have been anti-dilutive. For the three and six months ended May 31, 2014, the Company excluded 314,400 potential shares attributable to outstanding stock options from the calculation.

4.  Long-Term Debt

The total debt balance of $65,311 represents a note payable to a former shareholder that requires an annual payment of $35,000, including interest at 4.75%, due October 1 and running through 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of May 31, 2015, there were 1,142,500 stock options exercised or forfeited under the Plan.

	For the six months ended May 31,
	2015	2014
Options outstanding at beginning of year	314,400	368,373
Granted	-	-
Forfeited or expired	(56,900)	(43,973)
Exercised	-	-
Outstanding at end of year	257,500	324,400

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock option terms expire in ten years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2015:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/15	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/15	Exercise Price	Intrinsic Value
257,500	1.25	$1.24	$-	257,500	$1.24	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.65 as of the last business day of the period ended May 31, 2015. There were 56,900 unexercised options that expired and no options exercised during the six month period ended May 31, 2015.

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

The impairment test performed February 28, 2015 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment has occurred. There were no factors noted at May 31, 2015 that would require additional testing.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

8. Stockholder’s Equity

On June 4, 2015 the Board of Directors declared a $0.01 cash dividend/distribution to shareholders of record as of June 18, 2015, payable July 8, 2015.

On March 2, 2015 the Board of Directors declared a $0.01 cash distribution/dividend to shareholders of record as of March 20, 2015, paid on April 10, 2015.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement was accrued in the first quarter 2015 and payment was made in the second quarter 2015 and it includes the judgment, attorney’s fees and interest.

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

General

There are 81 franchised and 5 licensed units at May 31, 2015 compared to 93 franchised and 5 licensed units May 31, 2014.  System-wide revenues for the six months ended May 31, 2015 were $17.0 million as compared to May 31, 2014 which were $17.5 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese, Big Apple Bagels frozen bagels and Brewster's coffee), and through nontraditional channels of distribution (Kohr Bros., Kaleidoscoops and Green Beans Coffee). Also included in licensing fees and other income is Operation’s Sign Shop revenue. The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen stores owned by the Master Franchisee (“MF”), and/or franchised locations. There was an initial payment of $100,000 paid upon execution of the agreement, $50,000 was paid in April of this year and $50,000 is due upon opening the second location or eighteen months after execution of the MFA. MF owned BAB locations will pay a 3% royalty and service fee on gross sales. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the MF. The first Big Apple Bagels location, which is owned by the MF, is currently under development.

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of May 31, 2015, the Company employed 15 full-time and 3 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2015 versus Three Months Ended May 31, 2014

For the three months ended May 31, 2015 and 2014, the Company reported net income of $119,000 and $272,000, respectively. Total revenue of $568,000 decreased $201,000, or 26.1%, for the three months ended May 31, 2015, as compared to total revenue of $769,000 for the three months ended May 31, 2014.

Royalty fee revenue of $444,000, for the quarter ended May 31, 2015, decreased $12,000, or 2.6%, from the $456,000 for quarter ended May 31, 2014. There were fewer locations in 2015 versus same period in 2014.

Franchise fee revenues of $25,000, for the quarter ended May 31, 2015, decreased $175,000 as compared to the same quarter 2014. There was one express store opened and two transfers in the three months ending May 31, 2015 compared to no openings or transfers in 2014 but a Master Franchise Agreement was signed in the same period 2014.

Licensing fee and other income of $99,000, for the quarter ended May 31, 2015, decreased $14,000, or 12.4% from $113,000 for the quarter ended May 31, 2014. The decrease in licensing fees and other income was primarily due to a reduction in Sign Shop revenue for the first quarter 2015 compared to same period 2014.

Total operating expenses of $448,000, for the quarter ended May 31, 2015 decreased $34,000, or 7.1% from $482,000 for the quarter ended May 31, 2014. The 2015 decrease was primarily due to a decrease in bad debt reserve of $28,000 and a reduction in Sign Shop cost of goods of $11,000 compared to the same period in 2014. There was a $14,000 decrease in professional fees and $7,000 in occupancy expenses in the second quarter 2015 versus the same period 2014, offset by an increase in the second quarter 2015 of $10,000 for employee benefits, an increase of $9,000 for franchise advertising and $7,000 for payroll and payroll tax expenses compared to the same period 2014.

Interest expense and interest income netted to less than a $1,000 in the quarter ended May 31, 2015 as compared to $1,000 in net interest expense for the same period 2014.

Earnings per share, as reported for basic and diluted outstanding shares for the second quarter ended May 31, 2015 was $0.02 per share and $0.04 per share in 2014.

Six Months Ended May 31, 2015 versus Six Months Ended May 31, 2014

For the six months ended May 31, 2015 and 2014, the Company reported a net loss $126,000 and net income of $303,000, respectively. Total revenue of $1,060,000 decreased $246,000, or 18.8%, for the six months ended May 31, 2015, as compared to total revenue of $1,306,000 for the six months ended May 31, 2014.

Royalty fee revenue of $838,000, for the six months ended May 31, 2015, decreased $15,000, or 1.8%, from the $853,000 for the six months ended May 31, 2014. Royalty revenues were down because there are fewer operating units in 2015 versus 2014.

Franchise fee revenues of $30,000, for the six months ended May 31, 2015, decreased $205,000 as compared to the same quarter 2014. One BAB Express store opened and three stores transferred in 2015 compared to one store opened, two stores transferred and an International Master Franchise Agreement was signed with a UAE franchisee in 2014.

Licensing fee and other income of $192,000, for the six months ended May 31, 2015, decreased $26,000, or 11.9%, from $218,000 for the six months ended May 31, 2014. The $26,000 decrease in 2015 was primarily due to a $24,000 decrease in Sign Shop revenue and an $11,000 decrease in nontraditional revenue, offset by $9,000 of settlement income compared to the same period in 2014.

Total operating expenses of $1,186,000 increased $200,000, or 20.3%, for the six months ended May 31, 2015, from $986,000 for the same period 2014. The increase in total operating expenses in 2015 as compared to same period 2014 was primarily due to an increase of $244,000 for a legal settlement in 2015 where there were no such expenses in 2014. In addition, payroll related expenses increased $15,000 primarily due to employee Christmas bonuses of $24,000 in 2015 versus $10,000 for the same period 2014, an increase in franchise sales advertising of $11,000 in 2015 compared to 2014 and an increase of $21,000 in 2015 for employee benefit expense primarily due to Company 401(k) matching program started January 1, 2015. The increases were offset by decreases in occupancy expense of $7,000 primarily due to a credit in the 2015 escalator of $2,000 versus a $4,000 charge in 2014, a reduction in legal expenses of $24,000 and a reduction in SG&A of $56,000 which included a $27,000 difference in bad debt reserve which was a $5,000 credit in 2015 and a $22,000 charge in 2014 same period, a decrease in franchise development expense of $10,000 in 2015 compared to same period 2014 and the Sign Shop cost of goods sold decreased $18,000 in 2015 compared to 2014.

Interest income and interest expense for the six months ended May 31, 2015 and 2014 netted to $1,000 and $2,000, respectively.

There was no income tax expense recorded for the six months ended May 31, 2015 versus $15,000 for the six months ended May 31, 2014.

Loss/Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2015 was a loss of $0.02 per share compared to income of $0.04 in 2014.

Liquidity and Capital Resources

At May 31, 2015, the Company had working capital of $461,000 and unrestricted cash of $690,000. At November 30, 2014 the Company had working capital of $800,000 and unrestricted cash of $710,000.

During the six months ended May 31, 2015, the Company had a net loss of $126,000 and operating activities provided cash of $202,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the six months ending May 31, 2015 were depreciation and amortization of $9,000 less a provision for uncollectible accounts of $5,000. In addition, changes in operating assets and liabilities increased cash by $325,000. During May 31, 2014, the Company had net income of $303,000 and operating activities provided cash of $219,000. The principal adjustments to reconcile net income to cash provided by operating activities for the six months ending May 31, 2014 were depreciation and amortization of $9,000 and a provision for uncollectible accounts of $22,000. In addition changes in operating assets and liabilities decreased cash by $115,000.

The Company used $3,000 for investing activities for the six months ended May 31, 2015 and 2014.

The Company used $218,000 and $291,000 for cash distribution/dividend payments during the six month period ended May 31, 2015 and 2014, respectively.

On June 4, 2015, the Board of Directors authorized a $0.01 per share cash distribution/dividend to shareholders of record as of June 18, 2015, payable July 8, 2015. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2014, filed with the Securities and Exchange Commission on February 23, 2015.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or six months ended May 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2015 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement was accrued in the first quarter 2015 and payment was made in the second quarter 2015 and it includes the judgment, attorney’s fees and interest.

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

BAB, Inc.

Dated: July 13, 2015	/s/ Geraldine Conn
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