Form 10-K/A
period 2014-11-30
BAB, INC.
filed 2015-08-12
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K/A

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2014 amended August 12, 2015
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,166,236 based on 3,957,795 shares held by nonaffiliates as of May 31, 2014; Closing price ($0.80) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 23, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

Explanatory Note:

The purpose of this Amendment on Form 10-K/A is to address certain comments received by the Securities and Exchange Commission regarding our disclosure concerning Part III Item 10 concerning Director and Officer Information, additional exhibits added and to revise certain other items therein.

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

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB, MFM and SD franchisees are members of a marketing fund requiring an ongoing 3% contribution for general system-wide marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first full production BAB or MFM store. The fee for subsequent production stores for BAB and MFM is $20,000. The Company requires a $20,000 franchise fee for the first SD franchise and $12,500 for each additional location. Beginning in 2014, the SD concept is available at no additional charge as an added brand to a BAB or MFM location.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2014 and 2013.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2014	Low	High
First quarter	0.77	0.86
Second quarter	0.73	0.84
Third quarter	0.73	0.83
Fourth quarter	0.70	0.76

Year Ended: November 30, 2013	Low	High
First quarter	0.54	0.66
Second quarter	0.51	0.89
Third quarter	0.69	0.89
Fourth quarter	0.76	0.95

As of February 18 2015, the Company's Common Stock was held by 156 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 18, 2015, is approximately 1,100 based upon information provided by a proxy services firm.

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

The Company has no financial covenants on its outstanding debt. The Company’s outstanding debt consists of a note payable in the amount of $65,000 at November 30, 2014. On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount, including principal and interest of $525,000. A payment of $35,000 is due October 1, 2015 and a final payment of $35,000 on October 1, 2016.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2014 and 2013

Note 6 - Stock Options (Continued)

Options Outstanding and Exercisable
		Weighted average	Weighted
Range of	Options	remaining	average
exercise price	outstanding	contractual life	exercise price
$0.88 - $0.97	55,900	0.25	$0.944
$0.86	20,000	0.75	$0.860
$1.15 - $1.27	63,500	1.25	$1.226
$0.97	20,000	2.00	$0.970
$1.25 - $1.38	155,000	2.00	$1.334
	314,400		$1.189

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

Identification of Directors

The following two directors are independent directors:

Steven G. Feldman became a director of the Company in May 2003. Mr. Feldman brings almost 25 years of experience in business, sales and marketing as the CEO of Techcare, LLC (1987-2011), a managed services firm in Deerfield, IL that was purchased in 2011 by All Covered, a Division of Konica Minolta Solutions, USA, Inc.   Since 2011, when Mr. Feldman sold his business, he has been working with and investing in entrepreneurial opportunities.  In 2014 Mr. Feldman was on the Governing Board of Rainbow for All Children, a non-profit charitable organization. Mr. Feldman earned his degree in accounting and his CPA at the University of Illinois at Champaign-Urbana.

James A. Lentz became a director of the Company in May 2004. From 1971 until 2008, Mr. Lentz was a business professor for Moraine Valley Community College (MVCC). During his tenure at MVCC, Mr. Lentz taught a variety of business related classes, including accounting, finance and marketing. In addition, Mr. Lentz has 10 years of experience in the food industry, including holding the position of Director of Franchise Training for BAB Systems, Inc. from 1992 through 1996. Mr. Lentz received both his undergraduate degree and a Masters in Business Administration from Northern Illinois University.

Executive Officers and Directors

Michael W. Evans has served as Chief Executive Officer and Director of the Company since January 1993 and is responsible for all aspects of franchise development and marketing, as well as all corporate franchise sales performance and operations programs. In February 1996, he was appointed President. Mr. Evans has over 28 years of experience in the food service industry.

Michael K. Murtaugh joined the Company as a Director in January 1993 and was appointed Vice President and General Counsel in January 1994. Mr. Murtaugh is responsible for dealing directly with state franchise regulatory officials, for the negotiation and enforcement of franchise and area development agreements and for negotiations of acquisition and other business arrangements. Before joining the Company, Mr. Murtaugh was a partner with the law firm of Baker & McKenzie, where he practiced law from 1971 to 1993. He also currently serves as Vice President and Secretary of American Sports Enterprises, Inc., which owns a controlling interest in the Kane County Cougars, a minor league baseball team.

Executive Officer

Geraldine Conn joined the Company as Controller in 2001. In 2014 she became the Chief Financial Officer and Treasurer upon the resignation of the prior Chief Financial Officer. She is responsible for accounting, financial reporting, risk management and human resource administration. Ms. Conn has over 25 years of accounting and finance experience in a management role. Ms. Conn received her CPA in 1986 and a Masters in Business Administration in 1990 from DePaul University.

Directors and Executive Officers

The following tables set forth certain information with respect to each of the Directors and Executive Officers of the Company and certain key management personnel.

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	58	Chief Executive Officer, President and Director
Michael K. Murtaugh	70	Vice President, General Counsel, Secretary and Director
Geraldine Conn	64	Chief Financial Officer and Treasurer
Steven G. Feldman	58	Director
James A. Lentz	67	Director

AUDIT COMMITTEE

The Audit Committee consists of two members, who are both independent directors and both have been deemed to be financial experts as defined in Regulation S-K, Item 407.  The function of the Audit Committee is to interact with the independent registered public accounting firm of the Company and to recommend to the Board of Directors the appointment of the independent registered public accounting firm.

The current Audit Committee consists of Steven G. Feldman and James A. Lentz. The two independent directors comply with the definition of "independent directors" as required by current law and regulations. The Audit Committee has adopted a written Audit Charter. See Appendix I in the Proxy, Form14A filed on April 8, 2014 for the Charter in its entirety.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2014 and 2013 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2014	230,517	47,494	-	-	-	-	-	278,011
President and CEO	2013	230,517	-	-	-	-	-	-	230,517

Michael K. Murtaugh	2014	172,894	35,261	-	-	-	-	-	208,155
Vice President and General Counsel	2013	172,894	-	-	-	-	-	-	172,894

Jeffrey M Gorden	2014	N/A	-	-	-	-	-	-	N/A
Chief Financial Officer	2013	130,241	7,500	-	-	-	-	-	137,741

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

(2)	Financial Statement Schedules - none

.

(b) INDEX TO EXHIBITS

The following Exhibits are filed herewith:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
10.1	Long-Term Incentive and Stock Option Plan
10.2	Long-Term Debt
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL	Information is furnished and not filed or a part of a registration statement or prospectus

For purpose of sections 110 or 12 of the Securities Act of 1933, as amended is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, INC.

By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 12, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: August 12, 2015
By /s/ Michael W. Evans
Michael W. Evans, Chief Executive Officer and President (Principal Executive Officer)

Dated: August 12, 2015
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: August 12, 2015
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: August 12, 2015
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: August 12, 2015
By /s/ James A. Lentz
James A. Lentz, Director