Form 10-Q
period 2015-08-31
BAB, INC.
filed 2015-10-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 13, 2015 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

 i

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2015	November 30, 2014
	(unaudited)
ASSETS
Current Assets
Cash	$694,314	$709,555
Restricted cash	359,716	420,834
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $40,972 in 2015 and $48,250 in 2014 )	139,986	182,975
Marketing fund contributions receivable from franchisees and stores	29,398	23,708
Inventories	24,538	25,519
Prepaid expenses and other current assets	85,877	73,943
Total Current Assets	1,333,829	1,436,534

Property, plant and equipment (net of accumulated depreciation of $149,472 in 2015 and $147,638 in 2014)	4,087	5,921
Trademarks	455,182	454,479
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $92,558 in 2015 and $81,689 in 2014)	26,818	35,187
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,227,858	2,237,358
Total Assets	$3,561,687	$3,673,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$31,898	$31,898
Accounts payable	21,026	10,845
Accrued expenses and other current liabilities	308,276	308,315
Unexpended marketing fund contributions	389,369	213,750
Deferred franchise fee revenue	50,000	40,000
Deferred licensing revenue	5,833	32,083
Total Current Liabilities	806,402	636,891

Long-term debt (net of current portion)	33,413	33,413
Total Liabilities	839,815	670,304

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2015 and November 30, 2014	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2015 and November 30, 2014	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2015 and November 30, 2014	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,550,638)	(11,268,922)
Total Stockholders' Equity	2,721,872	3,003,588
Total Liabilities and Stockholders' Equity	$3,561,687	$3,673,892

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2015 and 2014

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2015	2014	2015	2014
REVENUES
Royalty fees from franchised stores	$440,960	$458,656	$1,278,715	$1,311,369
Franchise fees	50,000	37,500	80,000	272,500
Licensing fees and other income	118,351	104,060	310,746	322,559
Total Revenues	609,311	600,216	1,669,461	1,906,428

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	267,100	262,741	829,291	809,981
Occupancy	44,054	44,596	129,520	136,522
Advertising and promotion	13,598	11,223	40,945	27,394
Professional service fees	29,145	31,088	106,652	131,166
Travel	12,292	12,522	33,643	36,126
Employee benefit expense	39,715	24,816	114,038	77,817
Depreciation and amortization	4,176	4,522	12,703	13,636
Legal Settlement	-	-	243,046	-
Other	71,986	47,032	158,450	192,271
Total Operating Expenses	482,066	438,540	1,668,288	1,424,913
Income from operations	127,245	161,676	1,173	481,515
Interest income	306	87	1,478	353
Interest expense	(776)	(1,138)	(2,327)	(3,412)
Income before provision for income taxes	126,775	160,625	324	478,456
Provision for income taxes
Current tax benefit/(expense)	8,500	7,583	8,500	(7,417)
Net Income	$135,275	$168,208	$8,824	$471,039

Earnings per share - Basic and Diluted	$0.02	$0.02	$(0.00)	$0.07

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	-	-	-	-
Weighted average shares outstanding - Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.04	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2015 and 2014

(Unaudited)

	For the nine months ended August 31,
	2015	2014
Operating activities
Net income	$8,824	$471,039
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	12,703	13,636
Provision for uncollectible accounts, net of recoveries	(7,278)	19,504
Loss on assets held for sale	-	3,783
Changes in:
Trade accounts receivable and notes receivable	50,267	(108,257)
Restricted cash	61,118	176,444
Marketing fund contributions receivable	(5,690)	(18,454)
Inventories	981	(1,315)
Prepaid expenses and other	(11,934)	3,133
Accounts payable	10,181	(12,830)
Accrued liabilities	(39)	(5,856)
Unexpended marketing fund contributions	175,619	(158,016)
Deferred revenue	(16,250)	(65,000)
Net Cash Provided by Operating Activities	278,502	317,811

Investing activities
Capitalization of trademark renewals	(3,203)	(7,644)
Net Cash Used In Investing Activities	(3,203)	(7,644)

Financing activities
Cash distributions/dividends	(290,540)	(363,177)
Net Cash Used In Financing Activities	(290,540)	(363,177)

Net Decrease in Cash	(15,241)	(53,010)

Cash, Beginning of Period	709,555	683,891
Cash, End of Period	$694,314	$630,881

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$9,447	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2015 and 2014

(Unaudited)

Note 1. Nature of Operations

BAB, Inc. (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”), BAB Operations, Inc. (“Operations”) and BAB Investments, Inc (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”) was acquired in 1997 and is included as a part of Systems. Brewster’s Coffee (“Brewster’s”), was established in 1996 and the coffee is sold in BAB and MFM locations as well as through license agreements. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark. Investments was incorporated September 9, 2009 to be used for the purpose of acquisitions. To date, there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At August 31, 2015, the Company had 81 franchise units and 5 licensed units in operation in 26 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2014 which was filed February 23, 2015 and amended on August 12, 2015.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Units Open and Under Development

Units which are open or under development at August 31, 2015 are as follows:

Stores open:

Franchisee-owned stores	81
Licensed Units	5
86
Unopened stores with Franchise
Agreements	6

Total operating units and units with Franchise Agreements	92

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended August 31,		For the nine months ended August 31,
	2015	2014	2015	2014
Numerator:
Net income available to common shareholders	$135,275	$168,208	$8,824	$471,039

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	0.00	0.06

The Company excluded 237,500 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share, for the three and nine months ended August 31, 2015, because their inclusion would have been anti-dilutive. For the three and nine months ended August 31, 2014, the Company excluded 314,400 potential shares attributable to outstanding stock options from the calculation.

4.  Long-Term Debt

The Company’s outstanding debt consists of a note payable in the amount of $65,311 at August 31, 2015. On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount, including principal and interest of $525,000. A payment of $35,000 is due October 1, 2015 and a final payment of $35,000 on October 1, 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of August 31, 2015, there were 1,162,500 stock options exercised or forfeited under the Plan.

	For the nine months ended August 31,
	2015	2014
Options outstanding at beginning of year	314,400	368,373
Granted	-	-
Forfeited or expired	(76,900)	(53,973)
Exercised	-	-
Outstanding at end of year	237,500	314,400

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock option terms expire in ten years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2015:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 8/31/15	Remaining Life	Exercise Price	Intrinsic Value	at 8/31/15	Exercise Price	Intrinsic Value
237,500	1.05	$1.28	$-	237,500	$1.28	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.55 as of the last business day of the period ended August 31, 2015. There were 76,900 unexercised options that expired and no options exercised during the nine month period ended August 31, 2015.

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

The impairment test performed February 28, 2015 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment has occurred. There were no factors noted at August 31, 2015 that would require additional testing.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

8. Stockholder’s Equity

On September 2, 2015 the Board of Directors declared a $0.01 cash dividend/distribution to shareholders of record as of September 21, 2015, payable October 9, 2015.

On June 4, 2015 the Board of Directors declared a $0.01 cash dividend/distribution to shareholders of record as of June 18, 2015, paid on July 8, 2015.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement of $243,000 was recorded in the first quarter 2015 and payment was made in the second quarter 2015 and it includes the judgment, attorney’s fees and interest.

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

General

There are 81 franchised and 5 licensed units at August 31, 2015 compared to 90 franchised and 5 licensed units at August 31, 2014.  System-wide revenues for the nine months ended August 31, 2015 were $26.0 million as compared to August 31, 2014 which were $26.8 million.

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

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen stores owned by the Master Franchisee (“MF”), and/or franchised locations. There was an initial payment of $100,000, $50,000 was paid in April of this year and $50,000 was paid in September of 2015. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the MF. The first Big Apple Bagels location, which is owned by the MF, is currently under development.

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of August 31, 2015, the Company employed 15 full-time and 2 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2015 versus Three Months Ended August 31, 2014

For the three months ended August 31, 2015 and 2014, the Company reported net income of $135,000 and $168,000, respectively. Total revenue of $609,000 increased $9,000, or 1.5%, for the three months ended August 31, 2015, as compared to total revenue of $600,000 for the three months ended August 31, 2014.

Royalty fee revenue of $441,000, for the quarter ended August 31, 2015, decreased $18,000, or 3.9%, from the $459,000 for quarter ended August 31, 2014. There were fewer locations in 2015 versus same period in 2014.

Franchise fee revenues of $50,000, for the quarter ended August 31, 2015, increased $13,000 as compared to the same quarter 2014. There were two stores opened in the three months ending August 31, 2015 compared to one store opening and three transfers in the same period 2014.

Licensing fee and other income of $118,000, for the quarter ended August 31, 2015, increased $14,000, or 13.5% from $104,000 for the quarter ended August 31, 2014. The increase in licensing fees and other income was primarily due to an increase in Sign Shop revenue for the third quarter 2015 compared to same period 2014.

Total operating expenses of $482,000, for the quarter ended August 31, 2015 increased $43,000, or 9.8% from $439,000 for the quarter ended August 31, 2014. The 2015 increase was primarily due to an increase in Sign Shop cost of goods of $12,000, an increase in employee benefit expense of $15,000, an increase in franchise development expense of $7,000, an increase in payroll and payroll tax expense of $4,000 and an increase in general operating expenses of $5,000 compared to the same period 2014.

Interest expense and interest income netted to less than a $1,000 in the quarter ended August 31, 2015 as compared to $1,000 in net interest expense for the same period 2014.

Earnings per share, as reported for basic and diluted outstanding shares for each of the second quarters ended August 31, 2015 and 2014 was $0.02 per share.

Nine Months Ended August 31, 2015 versus Nine Months Ended August 31, 2014

For the nine months ended August 31, 2015 and 2014, the Company reported net income of $9,000 and net income of $471,000, respectively. Total revenue of $1,669,000 decreased $237,000, or 12.4%, for the nine months ended August 31, 2015, as compared to total revenue of $1,906,000 for the nine months ended August 31, 2014.

Royalty fee revenue of $1,278,000, for the nine months ended August 31, 2015, decreased $33,000, or 2.5%, from the $1,311,000 for the nine months ended August 31, 2014. Royalty revenues were down because there are fewer operating units in 2015 versus 2014.

Franchise fee revenues of $80,000, for the nine months ended August 31, 2015, decreased $192,000 as compared to the same quarter 2014. Two full production stores opened, one BAB Express store opened and three stores transferred in 2015 compared to two stores opened, five stores transferred and an International Master Franchise Agreement was signed with a UAE franchisee in 2014.

Licensing fee and other income of $311,000, for the nine months ended August 31, 2015, decreased $12,000, or 3.7%, from $323,000 for the nine months ended August 31, 2014. The $12,000 decrease in 2015 was primarily due to a $13,000 decrease in Sign Shop revenue and a $21,000 decrease in nontraditional revenue, offset by $22,000 of settlement income compared to the same period in 2014.

Total operating expenses of $1,668,000 increased $243,000, or 17.1%, for the nine months ended August 31, 2015, from $1,425,000 for the same period 2014. The increase in total operating expenses in 2015 as compared to same period 2014 was primarily due to an increase of $243,000 for a legal settlement in 2015 where there were no such expenses in 2014. In addition, payroll related expenses increased $19,000, primarily due to the fiscal 2015 employee Christmas bonus, franchise sales advertising increased $14,000, and employee benefit expense increased $36,000 primarily due to an increase in health insurance premiums and a Company 401(k) matching program started January 1, 2015 for the nine months ended August 31, 2015 compared to the same period in 2014. The increases were offset by decreases in legal expenses of $24,000 and a reduction in bad debt reserve of $26,000 a decrease in occupancy expense of $8,000, a decrease in franchise development expense of $7,000 and a decrease in Sign Shop cost of goods of $7,000 for the nine months ended August 31, 2015 compared to the same period in 2014.

Interest income and interest expense for the nine months ended August 31, 2015 and 2014 netted to $1,000 and $3,000, respectively.

There was a $9,000 credit to income tax expense for the nine months ended August 31, 2015 versus a $7,000 income tax expense for the nine months ended August 31, 2014 due to changes in estimates.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2015 was $0.00 per share compared to income of $0.06 in 2014.

Liquidity and Capital Resources

At August 31, 2015, the Company had working capital of $527,000 and unrestricted cash of $694,000. At November 30, 2014 the Company had working capital of $800,000 and unrestricted cash of $710,000.

During the nine months ended August 31, 2015, the Company had net income of $9,000 and operating activities provided cash of $279,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the nine months ending August 31, 2015 were depreciation and amortization of $13,000 less a provision for uncollectible accounts of $7,000. In addition, changes in operating assets and liabilities increased cash by $264,000. During August 31, 2014, the Company had net income of $471,000 and operating activities provided cash of $318,000. The principal adjustments to reconcile net income to cash provided by operating activities for the nine months ending August 31, 2014 were depreciation and amortization of $14,000, a loss on assets held for sale of $4,000 and a provision for uncollectible accounts of $20,000. In addition changes in operating assets and liabilities decreased cash by $190,000.

The Company used $3,000 and $8,000 for investing activities for the nine months ended August 31, 2015 and 2014, respectively.

The Company used $291,000 and $363,000 for cash distribution/dividend payments during the nine month period ended August 31, 2015 and 2014, respectively.

On September 2, 2015, the Board of Directors authorized a $0.01 per share cash distribution/dividend to shareholders of record as of September 21, 2015, payable October 9, 2015. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2014, filed with the Securities and Exchange Commission on February 23, 2015.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or nine months ended August 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2015 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2015 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement of $243,000 was recorded in the first quarter 2015 and payment was made in the second quarter 2015 and it includes the judgment, attorney’s fees and interest.

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

BAB, Inc.

Dated: October 13, 2015	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 6, 2013)
10.1	Long-Term Incentive and Stock Option Plan (See Form 10-K/A for year ended November 30, 2014)
10.2	Long-Term Debt (See Form 10-K/A for year ended November 30, 2014)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.