Form 10-K
period 2015-11-30
BAB, INC.
filed 2016-02-24
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2015

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,215,780.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,872,682 based on 4,419,510 shares held by nonaffiliates as of May 31, 2015; Closing price ($0.65) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 23, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

See index to exhibits

FORM 10-K INDEX

PART I

ITEM 1. BUSINESS

BAB, Inc (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”) and BAB Investments, Inc. (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”) was acquired in 1997 and is included as a part of Systems. Brewster’s (“Brewster’s”) was established in 1996 and the coffee is sold in BAB and MFM locations. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed in 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired in 1999, and any branded wholesale business uses this trademark. Investments was incorporated in 2009 to be used for the purpose of acquisitions. To date there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2015, the Company had 84 franchise units and 3 licensed units in operation in 23 states and one international location. There are 7 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. Licensed BAB units serve the Company's frozen bagel and related products baked daily.  BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as "My Favorite Muffin®," featuring a large variety of freshly baked muffins, coffees and related products, and units operating as "My Favorite Muffin and Bagel Cafe," featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet® brand is a fusion concept, pairing self-serve frozen yogurt with MFM’s exclusive line of My Favorite Muffin gourmet muffins. SD frozen yogurt can be added as an additional brand in a BAB or MFM location. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

Net Income

The Company reported net income of $110,000 and $512,000 for the years ended November 30, 2015 and 2014, respectively.

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

LOCATIONS

The Company had 84 franchised locations and 3 licensed units in 23 states and one international location. There are 7 units under development.

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

SWEETDUET®--SD The Company has one SweetDuet franchised store which offers frozen yogurt and various toppings from which customers prepare their own yogurt creations. They also serve My Favorite Muffin® gourmet muffins and Brewster’s® Coffee. Beginning in 2014, the SweetDuet concept is available as an added brand to a BAB or MFM location.

BREWSTER'S® COFFEE--Although the Company doesn't have, or actively market, Brewster's stand-alone franchises, Brewster's coffee products are sold in most of the franchised units.

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB, MFM and SD franchisees are members of a marketing fund requiring an ongoing 3% contribution for general system-wide marketing. The Company currently requires a franchise fee of $25,000 on a franchisee's first full production BAB or MFM store. There is currently a $10,000 veterans discount for the franchise fee for the first location. The fee for subsequent production stores for BAB and MFM is $20,000. Beginning in 2014, the SD concept is available at no additional charge as an added brand to a BAB or MFM location.

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

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen owned by the Master Franchisee, and/or franchised locations. There was an initial payment of $100,000 paid upon execution of the agreement, $50,000 was paid April 2015 and the remaining $50,000 was paid September 2015. Master Franchisee owned BAB locations will pay a 3% royalty and service fee on gross sales. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the Master Franchisee. The first Big Apple Bagels location, which is owned by the Master Franchisee, opened October 2015.

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

EMPLOYEES

As of November 30, 2015, the Company employed 17 persons in the Corporate headquarters, consisting of 16 full time and 1 part-time employees. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and Sign Shop operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 3. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of such proceedings or claims cannot be predicted with certainty, management does not believe that the outcome of any such proceedings or claims will have a material effect on our financial position. Except as stated below, we know of no pending or threatened proceeding or claim to which we are or will be a party.

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement of $243,000 was recorded in the first quarter of 2015 and payment was made in the second quarter of 2015 and included the judgment, attorney’s fees and interest.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2015 and 2014.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2015	Low	High
First quarter	0.70	0.76
Second quarter	0.59	0.78
Third quarter	0.55	0.72
Fourth quarter	0.54	0.74

Year Ended: November 30, 2014	Low	High
First quarter	0.77	0.86
Second quarter	0.73	0.84
Third quarter	0.73	0.83
Fourth quarter	0.70	0.76

As of February 16 2016, the Company's Common Stock was held by 146 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 16, 2016, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2015 and 2014, no options were granted. As of November 30, 2015, there were 1,162,500 stock options exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 3, 2015 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 6, 2016.

The Board of Directors declared a cash distribution/dividend on March 2, June 4 and September 2, 2015 of $0.01 per share, paid April 10, July 8, and October 6, 2015, respectively. On December 3, 2014 a $0.01 quarterly and $.01 special cash distribution/dividend per share was declared and paid January 6, 2015.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 12, June 13 and September 2, 2014, paid April 14, July 16, and October 6, 2014, respectively. On December 2, 2013 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid January 3, 2014.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the original date of the agreement. All other original rights and provisions remain the same.

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

GENERAL

The Company has 84 franchised and 3 licensed units with 7 units under development at the end of 2015. Units in operation and under development at the end of 2014 included 87 franchised and 5 licensed units and 5 units under development.  System-wide revenues were $34.8 million in 2015 and $35.7 million in 2014.

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

YEAR 2015 COMPARED TO YEAR 2014

Total revenues from all sources decreased $319,000, or 12.6%, to $2,216,000 in 2015 from $2,535,000 in the prior year due to a decrease in franchisee fee revenue of $193,000, a decrease in licensing fees and other income of $94,000 and a decrease in royalty revenue of $32,000.

Royalty revenue from franchise stores decreased $32,000, or 1.8%, to $1,715,000 in 2015 as compared to $1,747,000 in 2014 due to fewer locations. Franchise fee revenue decreased $193,000, or 69.4%, to $85,000 in 2015 versus $278,000 in 2014.  During fiscal 2015 there were 3 store openings and 4 transfers compared to 2 store openings, 6 transfers and an International Franchise Agreement (“IFA”) signed with a UAE franchisee for $200,000 in 2014. At November 30, 2015 the Company had 7 units under development compared to 5 units under development at fiscal year-end 2014. Licensing fees and other income decreased $94,000, or 18.4%, to $416,000 in 2015 compared to $510,000 in 2014.  The decrease in licensing and other income was primarily due to a decrease of $46,000 in settlement income, $24,000 in nontraditional revenues and $24,000 for Sign Shop revenues in 2015 as compared to 2014.

Total operating expenses in 2015 were $2,113,000, or 95.4% of revenues, compared to $1,997,000, or 78.8% of revenues in 2014. Total operating expenses increased $116,000, or 5.8%, in 2015 compared to 2014. A judgment of $243,000 in 2015 created the overall expense increase. Without the judgment, total 2015 operating expenses would have been $1,870,000, decreasing $127,000 compared to 2014.

Increases in operating expenses in addition to the judgment expense in 2015 compared to 2014 were, advertising and promotion increased $20,000 because of an increase in franchise advertising in general and specific markets in 2015 compared to 2014. A Safe Harbor 401(k) matching fund began in January 2015 for employees with an employer matching program up to a maximum of 4% of salary. The 2015 employer contribution was $35,000. There was also an increase in the cost of health insurance premiums of $15,000. These increased expenses were primarily offset with a decrease in corporate office payroll and payroll related expenses of $76,000 in 2015, compared to 2014, a decrease in the provision for uncollectible accounts of $67,000, a decrease in professional fee expense of $30,000, a decrease in Sign Shop cost of goods expense of $12,000 and a decrease in occupancy expenses of $8,000

Interest income increased $1,000 to $2,000 in 2015 versus $1,000 in 2014.

Interest expense decreased $1,000 to $3,000 in 2015 versus $4,000 in 2014, as a result of a decrease in outstanding debt.

There was an income tax benefit of $9,000 in 2015 compared to an income tax expense of $22,000 in 2014.

Net income totaled $110,000, or 5.0% of revenue in 2015 as compared to $512,000 or 20.2%, of revenue in the prior year. Earnings per share for basic and diluted outstanding shares is $.02 for 2015 and $.07 for 2014.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2015, the Company had working capital of $527,000 and unrestricted cash of $837,000. At November 30, 2014, the Company had working capital of $800,000 and unrestricted cash of $710,000.

During fiscal 2015, the Company had net income of $110,000 and other operating activities which provided cash of $526,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $17,000, less the provision for uncollectible accounts of $8,000. In addition, changes in other operating assets and liabilities increased a total of $407,000. During fiscal 2014, the Company had net income of $512,000 and operating activities which provided cash of $500,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $18,000, plus the provision for uncollectible accounts of $58,000, and a loss on assets held for resale of $4,000. In addition, changes in other operating assets and liabilities decreased a total of $92,000.

During fiscal 2015, the Company used $3,000 for investing activities for trademark renewal. During fiscal 2014, the Company used $8,000 for investing activities for trademark renewals.

For financing activities in fiscal 2015, $32,000 was used for repayment of debt and $363,000 for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2014, $30,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders.

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

On December 3, 2015 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 6, 2016.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no financial covenants on its outstanding debt. The Company’s outstanding debt consists of a note payable in the amount of $33,000 at November 30, 2015. On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount, including principal and interest of $525,000. The Company purchased and retired an adjusted 1,380,040 shares of BAB, Inc. common stock from a former stockholder. A final payment of $35,000 is due on October 1, 2016.

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

In 2014 a Master Franchise Agreement (“MFA”) was entered into with a Dubai based organization which includes ten Middle East Countries. The MFA is for $200,000, is nonrefundable and represents full payment for the MFA and the first fifteen owned by the Master Franchisee, and/or franchised locations. There was an initial payment of $100,000 paid upon execution of the agreement, $50,000 was paid April 2015 and the remaining $50,000 was paid September 2015. Master Franchisee owned BAB locations will pay a 3% royalty and service fee on gross sales. All BAB locations under the MFA operated by a franchisee will pay BAB Systems 50% of the current royalty and service fee payable to the Master Franchisee. The first Big Apple Bagels location, which is owned by the Master Franchisee, opened October 2015.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill and intangible assets were tested at the end of the first fiscal quarter in 2015 and 2014 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 28, 2015 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was identified. An impairment test was also performed in 2014 and based on the computations using discounted cash flows, it was also determined that no impairment occurred.

Management does not believe that any impairment exists at November 30, 2015.

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

As of November 30, 2015 the Company has net operating loss carryforwards expiring between 2016 and 2029 for U.S. federal income tax purposes of approximately $3,605,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $827,000 and $900,000 as of November 30, 2015 and 2014, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2015 and 2014

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries as of November 30, 2015 and 2014 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. BAB, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and Subsidiaries as of November 30, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Sassetti LLC

Oak Park, Illinois
February 24, 2016

BAB, Inc

Consolidated Balance Sheets

November 30, 2015 and 2014

	2015	2014

ASSETS
Current Assets
Cash	$837,382	$709,555
Restricted cash	420,739	420,834
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $33,077 in 2015 and $48,250 in 2014 )	75,079	182,975
Marketing fund contributions receivable from franchisees and stores	21,111	23,708
Inventories	26,824	25,519
Prepaid expenses and other current assets	83,796	73,943
Total Current Assets	1,464,931	1,436,534

Property, plant and equipment (net of accumulated depreciation of $150,083 in 2015 and $147,638 in 2014)	3,476	5,921
Trademarks	455,182	454,479
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $96,389 in 2015 and $81,689 in 2014)	22,987	35,187
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,223,416	2,237,358
Total Assets	$3,688,347	$3,673,892

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$33,413	$31,898
Accounts payable	13,055	10,845
Accrued expenses and other current liabilities	311,916	308,315
Unexpended marketing fund contributions	442,105	213,750
Deferred franchise fee revenue	105,000	40,000
Deferred licensing revenue	32,083	32,083
Total Current Liabilities	937,572	636,891

Long-term debt (net of current portion)	-	33,413
Total Liabilities	937,572	670,304

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2015 and November 30, 2014	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2015 and November 30, 2014	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2015 and November 30, 2014	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,521,735)	(11,268,922)
Total Stockholders' Equity	2,750,775	3,003,588
Total Liabilities and Stockholders' Equity	$3,688,347	$3,673,892

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2015 and 2014

	2015	2014
REVENUES
Royalty fees from franchised stores	$1,714,881	$1,746,991
Franchise fees	85,000	277,500
Licensing fees and other income	415,899	510,099
Total Revenues	2,215,780	2,534,590

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,090,775	1,167,288
Occupancy	173,476	180,947
Advertising and promotion	57,491	37,951
Professional service fees	126,515	156,348
Travel	48,861	49,355
Employee benefit expense	154,206	104,235
Depreciation and amortization	17,145	17,983
Legal Settlement	243,046	-
Other	201,258	282,485
Total Operating Expenses	2,112,773	1,996,592
Income from operations	103,007	537,998
Interest income	1,705	673
Interest expense	(2,850)	(4,308)
Income before provision for income taxes	101,862	534,363
Provision for income taxes
Current tax (benefit)/expense	(8,500)	22,417
Net Income	$110,362	$511,946

Earnings per share - Basic and Diluted	$0.02	$0.07

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	-	-
Weighted average shares outstanding - Diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.05	$0.06

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2015 and 2014

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2013	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,345,057)	$2,927,453

Dividends Declared						(435,811)	(435,811)

Net Income						511,946	511,946

November 30, 2014	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,268,922)	$3,003,588

Dividends Declared						(363,175)	(363,175)

Net Income						110,362	110,362

November 30, 2015	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,521,735)	$2,750,775

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2015 and 2014

	2015	2014
Operating activities
Net income	$110,362	$511,946
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	17,145	17,983
Provision for uncollectible accounts, net of recoveries	(8,376)	58,224
Loss on assets held for sale	-	3,783
Changes in:
Trade accounts receivable and notes receivable	116,272	(103,905)
Restricted cash	95	160,635
Marketing fund contributions receivable	2,597	(13,691)
Inventories	(1,305)	2,025
Prepaid expenses and other	(9,853)	7,589
Accounts payable	2,210	(11,698)
Accrued liabilities	3,601	28,195
Unexpended marketing fund contributions	228,355	(146,933)
Deferred revenue	65,000	(14,584)
Net Cash Provided by Operating Activities	526,103	499,569

Investing activities
Capitalization of trademark renewals	(3,203)	(7,643)
Net Cash Used In Investing Activities	(3,203)	(7,643)

Financing activities
Repayment of borrowings	(31,898)	(30,451)
Cash distributions/dividends	(363,175)	(435,811)
Net Cash Used In Financing Activities	(395,073)	(466,262)

Net Increase in Cash	127,827	25,664

Cash, Beginning of Period	709,555	683,891
Cash, End of Period	$837,382	$709,555

Supplemental disclosure of cash flow information:
Interest paid	$3,102	$4,549
Income taxes paid	$13,731	$-

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 1 - Nature of Operations

BAB, Inc (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”) and BAB Operations, Inc. (“Operations”) and BAB Investments, Inc. (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”) was acquired in 1997 and is included as a part of Systems. Brewster’s (“Brewster’s”) was established in 1996 and the coffee is sold in BAB and MFM locations. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed in 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired in 1999, and any branded wholesale business uses this trademark. Investments was incorporated in 2009 to be used for the purpose of acquisitions. To date there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2015, the Company had 84 franchise units and 3 licensed units in operation in 23 states and one international location. There are 7 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, Kaleidoscoops and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

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

Revenue Recognition

Royalty fees from franchised stores represent a 5% fee on net retail and wholesale sales of franchised units. Royalty revenues are recognized on an accrual basis using actual franchise receipts. Generally, franchisees report and remit royalties on a weekly basis. The majority of month-end receipts are recorded on an accrual basis based on actual numbers from reports received from franchisees shortly after the period-end. Estimates are utilized in certain instances where actual numbers have not been received.

The Company recognizes franchise fee revenue on the store’s opening. Direct costs associated with the sale of franchises are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 2 -Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company will recognize revenue upon a signed and completed franchise agreement for a Master Franchise Agreement (“MFA”), such as was entered into in 2014 with a Dubai based organization. The revenue for a MFA is a nonrefundable fee and the amount of the fee is dependent on the area covered by the MFA. In addition there will be ongoing royalty fees as determined by the contract.

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2015	2014
Operating Units
Franchise Owned	84	87
Licensed Units	3	5
	87	92
Unopened stores with Franchise Agreements:	7	5
Total operating units and units with Franchise Agreements	94	97

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

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were confined to a single reportable segment.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

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

Cash

As of November 30, 2015 and 2014, the Marketing Fund cash balances, which are restricted, were $421,000 and $190,000, respectively.

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

November 30, 2015 and 2014

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

The impairment test performed February 28, 2015 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was needed. An impairment test was performed at February 28, 2014 and based on the computation using discounted cash flows, it was also determined that no impairment occurred.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2013	$1,493,771	$448,022	$47,803	$1,989,596
Additions	-	6,457	1,186	7,643
Amortization expense	-	-	(13,802)	(13,802)
Net Balance as of November 30, 2014	1,493,771	454,479	35,187	1,983,437
Additions	-	703	2,500	3,203
Amortization expense	-	-	(14,700)	(14,700)
Net Balance as of November 30, 2015	$1,493,771	$455,182	$22,987	$1,971,940

Definite lived intangible assets are being amortized over their useful lives. The estimated amortization expense for each of the next two remaining years is as follows:

Fiscal Period	Definite Lived Intangibles

2016	$15,325
2017	7,662
Total	$22,987

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $57,000 and $38,000 in 2015 and 2014, respectively. All advertising and promotion costs were related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2015 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2015 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns for the years ending November 30, 2012, 2013 and 2014 are subject to examination by the IRS and corresponding states, generally for three years after they are filed. (See Note 3.)

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

	2015	2014
Numerator:
Net income available to common shareholders	$110,632	$511,946

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.07

Effect of dilutive common stock	-	-
Weighted average outstanding shares
Diluted	7,263,508	7,263,508
Earnings per share - Diluted	$0.02	$0.07

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2015 and 2014 there are 237,500 and 314,400, respectively of unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being lower than the option prices. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. The Company had no recorded compensation expense arising from share-based payment arrangements for the Company’s stock option plan in 2015 or 2014.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2015 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 3 – Income Taxes

The components of the Company’s current (benefit)/provision for income taxes are as follows:

	2015	2014
Current
Federal	$-	$-
State	(8,500)	22,417
Deferred	-	-
Total	$(8,500)	$22,417

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 4.95%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2015	2014

Federal income tax provision computed at federal statutory rate	$37,400	$174,062
State income taxes, net of federal tax provision	5,445	30,410
Other adjustments	21,657	24,183
Change in valuation allowance and expiration of certain net operating losses	(73,002)	(206,238)
Income Tax Provision	$(8,500)	$22,417

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2015	2014
Deferred revenue	$53,394	$28,790
Deferred rent	18,229	19,803
Marketing Fund net contributions	163,878	75,796
Allowance for doubtful accounts and notes receivable	12,883	19,271
Accrued expenses	70,000	64,765
Net operating loss carryforwards	1,404,222	1,604,057
Valuation allowance	(827,445)	(900,447)
Total Deferred Income Tax Asset	$895,161	$912,035

Depreciation and amortization	$(645,909)	$(661,953)
Franchise Costs	(1,252)	(2,082)
Total Deferred Income Tax Liabilities	$(647,161)	$(664,035)

Total Net Deferred Tax Asset	$248,000	$248,000

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 3 – Income Taxes (Continued)

As of November 30, 2015 the Company has net operating loss carryforwards expiring between 2016 and 2029 for U.S. federal income tax purposes of approximately $3,605,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $827,000 and $900,000 as of November 30, 2015 and 2014, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB, Inc. common stock from a former stockholder. The balance of the note payable as of November 30, 2015 is all current debt. The balance was $33,000 and $65,000 as of November 30, 2015 and 2014, respectively. The final payment is due October 1, 2016.

Note 5 - Stockholders’ Equity

On December 3, 2015 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 6, 2016.

The Board of Directors declared a cash distribution/dividend on March 2, June 4 and September 2, 2015 of $0.01 per share, paid April 10, July 8, and October 6, 2015, respectively. On December 3, 2014 a $0.01 quarterly and $.01 special cash distribution/dividend per share was declared and paid January 6, 2015.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 12, June 13 and September 2, 2014, paid April 14, July 16, and October 6, 2014, respectively. On December 2, 2013 a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid January 3, 2014.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

On May 6, 2013 BAB Inc. adopted a Preferred Shares Rights Agreement (“Rights Plan”) and declared a dividend distribution of one right (equivalent to one one-thousandth of a preferred share), for each outstanding share of common stock. The Rights Plan is intended to protect BAB, Inc. and its stockholders from efforts to obtain control of BAB, Inc. that the Board of Directors determines are not in the best interest of BAB, Inc. and its stockholders. BAB, Inc. issued one Right for each current share of stock outstanding at the close of business on May 13, 2013. The rights will not be exercisable unless a person or group acquires 15% (20% institutional investors) or more of BAB, Inc.’s common stock (“trigger event”). Should a trigger event occur, each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The Rights will expire in three years from the date of declaration.

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same.

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

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over five years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expire on various dates through November 28, 2016. The range of exercise prices of options outstanding at November 30, 2015 is $0.97 to $1.38.

During fiscal 2015 and 2014 no options were granted or exercised. Activity under the Plan during the two years ended November 30 is as follows:

	2015		2014
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	314,400	$1.16	368,373	$1.16
Forfeited or expired	(76,900)	0.93	(53,973)	0.96
Outstanding at end of year	237,500	$1.275	314,400	$1.156

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 6 - Stock Options (Continued)

Options Outstanding and Exercisable
				Weighted average	Weighted
Range of			Options	remaining	average
exercise price			outstanding	contractual life	exercise price

$1.15	-	$1.27	62,500	0.25	$1.227
	$0.97		20,000	1.00	$0.970
$1.25	-	$1.38	155,000	1.00	$1.334
			237,500		$1.275

The aggregate intrinsic value in the table below is before income taxes, based on the Company’s closing stock price of $0.56 as of the last business day of the period ended November 30, 2015. There were no options exercised in 2015 or 2014.

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 11/30/15	Remaining Life	Exercise Price	Intrinsic Value	at 11/30/15	Exercise Price	Intrinsic Value
237,500	0.80	$1.275	$-	237,500	$1.275	$-

In fiscal 2015 and 2014 the Company recorded no compensation cost arising from share-based payment arrangements.

Note 7 - Commitments

The Company rents its Corporate office under a lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. The lease is through September 30, 2018. Rent expense for the years ended November 30, 2015 and 2014 was $169,000 and $177,000, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2015, future minimum annual rental commitments under the Corporate lease are as follows:

Year Ending November 30:

2016	$120,257
2017	134,843
2018	115,197
Total	$370,297

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2015 and 2014

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows eligible participants to make pretax contributions. In fiscal 2015 the Company changed the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Contributions are matched by the Company up to a maximum of 4% of employee earnings based on the employees’ contribution. In fiscal 2015 the Company’s employer match was $35,000. The Company did not make a contribution in 2014.

Note 9 – Contingencies

We are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of such proceedings or claims cannot be predicted with certainty, management does not believe that the outcome of any such proceedings or claims will have a material effect on our financial position. Except as stated below, we know of no pending or threatened proceeding or claim to which we are or will be a party.

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement of $243,000 was recorded in the first quarter of 2015 and payment was made in the second quarter of 2015 and included the judgment, attorney’s fees and interest.

Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2015 and 2014, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

In March 2014 the Chief Financial Officer left the Company and the Controller was promoted to the position. An individual was hired in a part-time position through the end of August and duties/control procedures were reallocated to maintain appropriate internal control over financial reporting. A full-time individual was hired beginning September 2014 and duties/control procedures have been reallocated so that appropriate internal control over financial reporting is and has been maintained through fiscal 2015 (as such defined in Rule 13a-15(f) and 15(d)-15(f) under the Exchange Act).

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2015.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2015.

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

Identification of Directors

The following two directors are independent directors:

Steven G. Feldman became a director of the Company in May 2003. Mr. Feldman brings 25 plus years of experience in business, sales and marketing as the CEO of Techcare, LLC (1987-2011), an IT managed services firm in Deerfield, IL that was purchased in 2011 by All Covered, a Division of Konica Minolta Solutions, USA, Inc.   Since 2014 Mr. Feldman has been working with and investing in a variety of startup companies in the Chicago area. Mr. Feldman earned his degree in accounting and his CPA at the University of Illinois at Champaign-Urbana.

James A. Lentz became a director of the Company in May 2004. From 1971 until 2000, Mr. Lentz was a business professor for Moraine Valley Community College (MVCC). During his tenure at MVCC, Mr. Lentz taught a variety of business related classes, including accounting, finance and marketing. In addition, Mr. Lentz has 10 years of experience in the food industry, including holding the position of Director of Franchise Training for BAB Systems, Inc. from 1992 through 1996. Mr. Lentz received both his undergraduate degree and a Masters in Business Administration from Northern Illinois University.

Executive Officers and Directors

Michael W. Evans has served as Chief Executive Officer, President and Director of the Company since its inception. Mr. Evans oversees all aspects of BAB, Inc., including franchise development, marketing, as well as all corporate franchise sales performance, corporate finance and corporate and franchise operations.

Michael K. Murtaugh has served as Vice President and General Counsel and Director of the Company since its inception. Mr. Murtaugh is responsible for dealing directly with state franchise regulatory officials, for the negotiation and enforcement of franchise and area development agreements and for negotiations of acquisition and other business arrangements. Before joining the Company, Mr. Murtaugh was a partner with the law firm of Baker & McKenzie, where he practiced law from 1971 to 1993.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	59	Chief Executive Officer, President and Director
Michael K. Murtaugh	71	Vice President, General Counsel, Secretary and Director
Geraldine Conn	64	Chief Financial Officer and Treasurer
Steven G. Feldman	59	Director
James A. Lentz	68	Director

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

The current Audit Committee consists of Steven G. Feldman and James A. Lentz. The two independent directors comply with the definition of "independent directors" as required by current law and regulations. The Audit Committee has adopted a written Audit Charter. See Appendix I in the Proxy, Form14A filed on May 5, 2015 for the Charter in its entirety.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2015 and 2014 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2015	232,886	-	-	-	-	-	-	232,886
President and CEO	2014	230,517	47,494	-	-	-	-	-	278,011

Michael K. Murtaugh	2015	174,671	-	-	-	-	-	-	174,671
Vice President and General Counsel	2014	172,894	35,261	-	-	-	-	-	208,155

Geraldine Conn	2015	105,000	5,000	-	-	-	-	-	110,000
Chief Financial Officer	2014	N/A	-	-	-	-	-	-	-

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2015:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	20,000	-	-	1.27	2016
President and CEO	50,000	-	-	1.38	2016

Michael K. Murtaugh	20,000	-	-	1.27	2016
Vice President and General Counsel	50,000	-	-	1.38	2016

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2015:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2015

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	2,500	-	-	-	-	-	2,500

James Lentz	2,500	-	-	-	-	-	2,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 19, 2016 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 19, 2016 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares		Percentage
Michael W. Evans	1,533,579	(1)(2)(3)	20.66
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

Michael K. Murtaugh	1,038,054	(1)	13.98
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

Geraldine Conn	20,300		.27
500 Lake Cook Road, Suite 475
Deerfield, IL 60015

Steven G. Feldman	20,000	(4)	.27
750 Estate Drive, Suite 104
Deerfield, IL 60015

James A. Lentz	24,932	(4)	.34
1415 College Lane South
Wheaton, IL 60189

Joseph P. Daly	400,000		5.39
497 Circle Freeway
Cincinnati, OH 45246

Executive officers and directors as a group (5 persons)	2,636,865	(1)(2)(3)(4)	35.52

(1) Includes 70,000 stock options fully exercisable as of 2/19/16.

(2) Includes 3,500 shares inherited by spouse.

(3) Includes 31,111 shares held by children.

(4) Includes 10,000 stock options fully exercisable as of 2/19/16.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2015 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2015 and 2014 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in each of fiscal 2015 and 2014 were $63,000.

Tax compliance services provided by Sassetti LLC were $13,000 for each of 2015 and 2014.

During the years ended November 30, 2015 and 2014, Sassetti LLC did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2015 and 2014 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2015 and 2014 are reported on by Sassetti LLC. These statements are prepared in accordance with United States GAAP.
(2)	Financial Statement Schedules - none

.

(b) INDEX TO EXHIBITS

The following Exhibits are filed herewith or incorporated by reference:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 6, 2013 and as amended June 18, 2014, August 18, 2015)
10.1	Long-Term Debt (Stock Redemption Agreement)(See Form 8-K filed July 8, 2002)
10.2	Long-Term Incentive and Stock Option Plan
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL	Information is furnished and not filed or a part of a registration statement or prospectus

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

BAB, INC.

By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 24, 2016
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2016
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 24, 2016
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 24, 2016
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 24, 2016
By /s/ James A. Lentz
James A. Lentz, Director