Form 10-Q
period 2016-02-29
BAB, INC.
filed 2016-04-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company. Yes ☐      No ☒

As of April 11, 2016 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 29, 2016	November 30, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$724,980	$837,382
Restricted cash	469,178	420,739
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $31,943 in 2016 and $33,077 in 2015 )	73,571	75,079
Marketing fund contributions receivable from franchisees and stores	23,509	21,111
Inventories	25,573	26,824
Prepaid expenses and other current assets	92,953	83,796
Total Current Assets	1,409,764	1,464,931

Property, plant and equipment (net of accumulated depreciation of $150,693 in 2016 and $150,083 in 2015)	2,866	3,476
Trademarks	455,182	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $100,629 in 2016 and $96,389 in 2015)	22,770	22,987
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,222,589	2,223,416
Total Assets	$3,632,353	$3,688,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$33,413	$33,413
Accounts payable	8,855	13,055
Accrued expenses and other current liabilities	312,410	311,916
Unexpended marketing fund contributions	492,942	442,105
Deferred franchise fee revenue	115,000	105,000
Deferred licensing revenue	47,738	32,083
Total Current Liabilities	1,010,358	937,572

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 29, 2016 and November 30, 2015	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 29, 2016 and November 30, 2015	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 29, 2016 and November 30, 2015	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,650,515)	(11,521,735)
Total Stockholders' Equity	2,621,995	2,750,775
Total Liabilities and Stockholders' Equity	$3,632,353	$3,688,347

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

	For the three months ended:
	February 29, 2016	February 28, 2015
REVENUES
Royalty fees from franchised stores	$406,900	$394,095
Franchise fees	15,000	5,000
Licensing fees and other income	158,977	93,293
Total Revenues	580,877	492,388

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	277,256	297,677
Occupancy	44,790	43,893
Advertising and promotion	9,699	10,522
Professional service fees	48,877	58,502
Travel	8,976	9,101
Employee benefit expenses	44,291	34,905
Depreciation and amortization	4,849	4,234
Legal Settlement	-	243,046
Other	52,803	36,061
Total Operating Expenses	491,541	737,941
Income/(Loss) from operations	89,336	(245,553)
Interest income	186	724
Interest expense	(397)	(776)
Net Income/(Loss)	$89,125	$(245,605)

Net Income/(Loss) per share - Basic and Diluted	$0.01	$(0.03)

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	-	-
Weighted average shares outstanding - Diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.03	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

	For the three months ended:
	February 29, 2016	February 28, 2015
Operating activities
Net Income/(Loss)	$89,125	$(245,605)
Adjustments to reconcile net income/(loss) to cash
flows provided by operating activities:
Depreciation and amortization	4,849	4,235
Provision for uncollectible accounts, net of recoveries	(1,133)	(203)
Changes in:
Trade accounts receivable and notes receivable	2,641	3,884
Restricted cash	(48,439)	(15,391)
Marketing fund contributions receivable	(2,398)	(11,633)
Inventories	1,251	(204)
Prepaid expenses and other	(9,157)	(28,124)
Accounts payable	(4,200)	29,665
Accrued liabilities	494	256,933
Unexpended marketing fund contributions	50,837	22,025
Deferred revenue	25,655	26,250
Net Cash Provided by Operating Activities	109,525	41,832

Investing activities
Capitalization of trademark renewals	(4,022)	(703)
Net Cash Used In Investing Activities	(4,022)	(703)

Financing activities
Cash distributions/dividends	(217,905)	(145,270)
Net Cash Used In Financing Activities	(217,905)	(145,270)

Net Decrease in Cash	(112,402)	(104,141)

Cash, Beginning of Period	837,382	709,555
Cash, End of Period	$724,980	$605,414

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$400	$2,000

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 29, 2016 and February 28, 2015

(Unaudited)

Note 1. Nature of Operations

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At February 29, 2016, the Company had 84 franchise units and 3 licensed units in operation in 24 states and one international location. There are 7 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2015 which was filed February 24, 2016.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Units Open and Under Development

Units which are open or under development at February 29, 2016 are as follows:

Stores open:

Franchisee-owned stores	84
Licensed Units	3
87
Unopened stores with Franchise Agreements	7

Total operating units and units with Franchise Agreements	94

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 29, 2016	February 28, 2015
Numerator:
Net income/(loss) available to common shareholders	$89,125	$(245,605)

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings/(Loss) per Share - Basic	$0.01	$(0.03)

The Company excluded 175,000 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share, for the three months ended February 29, 2016, because their inclusion would have been anti-dilutive. For the three months ended February 28, 2015, the Company excluded 257,500 potential shares attributable to outstanding stock options from the calculation.

4.  Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB, Inc. common stock from a former stockholder. The balance of the note payable as of February 29, 2016, $33,000, is all current debt. The final payment is due October 1, 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of February 29, 2016, there were 1,225,000 stock options exercised or forfeited under the Plan.

	For the three months ended:
	February 29, 2016	February 28, 2015
Options outstanding at beginning of year	237,500	314,400
Granted	-	-
Forfeited or expired	(62,500)	(56,900)
Exercised	-	-
Outstanding at end of period	175,000	257,500

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock options expire in ten years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at February 29, 2016:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 2/29/16	Remaining Life	Exercise Price	Intrinsic Value	at 2/29/16	Exercise Price	Intrinsic Value
175,000	0.75	$1.29	$-	175,000	$1.29	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.56 as of the last business day of the period ended February 29, 2016. There were 62,500 unexercised options that expired and no options exercised during the three month period ended February 29, 2016.

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill was tested at the end of the first quarter, February 29, 2016 and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed February 29, 2016 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment has occurred.

7. Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for years beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows and results of operations.

On February 25, 2016, the FASB issued ASU 2016-02, a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt ASU 2016-02 for fiscal year ending November 30, 2020 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows and results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 29, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

8. Stockholder’s Equity

On March 3, 2016 the Board of Directors declared a $.01 cash distribution/dividend to shareholders of record as of March 23, 2016, payable April 13, 2016.

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

General

There are 84 franchised and 3 licensed units at February 29, 2016 compared to 84 franchised and 5 licensed units at February 28, 2015.  System-wide revenues for the three months ended February 29, 2016 were $8.3 million as compared to February 28, 2015 which were $8.0 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese, Big Apple Bagels frozen bagels and Brewster's coffee), and through nontraditional channels of distribution (Kohr Bros. and Green Beans Coffee). Also included in licensing fees and other income is Operation’s Sign Shop revenue. The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

As of February 29, 2016, the Company employed 15 full-time employees and 1 part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 29, 2016 versus Three Months Ended February 28, 2015

For the three months ended February 29, 2016, the Company reported net income of $89,000. For the three months ended February 28, 2015, the Company reported a net loss of $246,000. Total revenue was $581,000, an increase of $89,000, or 18.1%, for the three months ended February 29, 2016, as compared to total revenue of $492,000 for the three months ended February 28, 2015.

Royalty fee revenue of $407,000, for the quarter ended February 29, 2016, increased $13,000, or 3.3%, from the $394,000 for quarter ended February 28, 2015.

Franchise fee revenues of $15,000, for the quarter ended February 29, 2016, increased $10,000 as compared to the same quarter 2015. There were three stores transferred in the three months ending February 29, 2016 compared to one transfer in the same period 2015.

Licensing fee and other income of $159,000, for the quarter ended February 29, 2016, increased $66,000, or 71.0% from $93,000 for the quarter ended February 28, 2015. The increase in licensing fees and other income was primarily due to an increase in nontraditional income, settlement income for a closed location received in 2016 and an increase in Sign Shop revenue for the first quarter 2016 compared to same period 2015.

Total operating expenses of $492,000, for the quarter ended February 29, 2016 decreased $246,000, or 33.3.0% from $738,000 for the quarter ended February 28, 2015. The increase in 2015 was primarily due to a legal settlement of $243,000 which was recorded in the first quarter of 2015. Other changes in operating expenses from the first quarter 2016 to same period 2015 were, a decrease in payroll and payroll related expenses of $20,000 and a decrease in legal expenses of $10,000, offset by an increase of $9,000 in employee benefit expense, primarily from the 401(k) employer contribution, an increase of $6,000 for franchise development, a $6,000 increase in Sign Shop cost of goods, an increase of $2,000 in Corporate filing fees, and an increase in general operating expenses of $5,000.

Interest expense and interest income netted to less than a $1,000 in the quarters ended February 29, 2016 and February 28, 2015.

Earnings per share, as reported for basic and diluted outstanding shares for the first quarter ended February 29, 2016 was $0.01 per share and a net loss of $0.03 per share in 2015.

Liquidity and Capital Resources

At February 29, 2016, the Company had working capital of $399,000 and unrestricted cash of $725,000. At November 30, 2015 the Company had working capital of $527,000 and unrestricted cash of $837,000.

During the three months ended February 29, 2016, the Company had net income of $89,000 and operating activities provided cash of $110,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the three months ending February 29, 2016 were depreciation and amortization of $5,000 less a provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $17,000. During February 28, 2015, the Company had a net loss of $246,000 and operating activities provided cash of $42,000. The principal adjustments to reconcile net income to cash provided by operating activities for the three months ending February 28, 2015 were depreciation and amortization of $4,000. In addition changes in operating assets and liabilities increased cash by $284,000.

The Company used $4,000 and $1,000 for investing activities for the three months ended February 29, 2016 and February 28, 2015, respectively.

The Company used $218,000 and $145,000 for cash distribution/dividend payments during the three months ended February 29, 2016 and February 28, 2015, respectively.

On March 3, 2016, the Board of Directors authorized a $0.01 per share cash distribution/dividend to shareholders of record as of March 23, 2016, payable April 13, 2016. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

The Company believes that for tax purposes the cash distributions declared in 2016 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2016, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2016.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for years beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows and results of operations.

On February 25, 2016, the FASB issued ASU 2016-02, a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt ASU 2016-02 for fiscal year ending November 30, 2020 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows and results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 29, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2015, filed with the Securities and Exchange Commission on February 24, 2016.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 29, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2016 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no legal proceedings for 2016.

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

BAB, Inc.

Dated: April 12, 2016	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 6, 2013)
10.1	Long-Term Debt (Stock Redemption Agreement) (See Form 10-K for year ended November 30, 2015 filed February 24, 2016)
10.2	Long-Term Incentive and Stock Option Plan (See Form 10-K for year ended November 30, 2015 filed February 24, 2016)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance
101.SCH**	XBRL Taxonomy Extension Schema
101.CAL**	XBRL Taxonomy Extension Calculation
101.DEF**	XBRL Taxonomy Extension Definition
101.LAB**	XBRL Taxonomy Extension Labels
101.PRE**	XBRL Taxonomy Extension Presentation
** XBRL

information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.