Form 10-Q
period 2016-05-31
BAB, INC.
filed 2016-07-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company. Yes ☐  No ☒

As of July 12, 2016 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2016	November 30, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$744,726	$837,382
Restricted cash	502,467	420,739
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $30,214 in 2016 and $33,077 in 2015 )	89,996	75,079
Marketing fund contributions receivable from franchisees and stores	27,364	21,111
Inventories	26,241	26,824
Prepaid expenses and other current assets	92,605	83,796
Total Current Assets	1,483,399	1,464,931

Property, plant and equipment (net of accumulated depreciation of $151,306 in 2016 and $150,083 in 2015)	2,254	3,476
Trademarks	455,182	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $105,183 in 2016 and $96,389 in 2015)	18,216	22,987
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,217,423	2,223,416
Total Assets	$3,700,822	$3,688,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$33,413	$33,413
Accounts payable	15,594	13,055
Accrued expenses and other current liabilities	302,622	311,916
Unexpended marketing fund contributions	530,086	442,105
Deferred franchise fee revenue	100,000	105,000
Deferred licensing revenue	38,095	32,083
Total Current Liabilities	1,019,810	937,572

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2016 and November 30, 2015	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no outstanding as of May 31, 2016 and November 30, 2015	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2016 and November 30, 2015	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,591,498)	(11,521,735)
Total Stockholders' Equity	2,681,012	2,750,775
Total Liabilities and Stockholders' Equity	$3,700,822	$3,688,347

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Month Periods Ended May 31, 2016 and 2015

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2016	2015	2016	2015
REVENUES
Royalty fees from franchised stores	$449,713	$443,660	$856,613	$837,755
Franchise fees	3,000	25,000	18,000	30,000
Licensing fees and other income	111,727	99,102	270,704	192,395
Total Revenues	564,440	567,762	1,145,317	1,060,150

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	242,811	264,514	520,067	562,191
Occupancy	42,948	41,574	87,738	85,466
Advertising and promotion	11,893	16,824	21,592	27,347
Professional service fees	22,655	19,005	71,532	77,507
Travel	8,360	12,250	17,336	21,351
Employee benefit expense	33,064	38,097	77,355	74,323
Depreciation and amortization	5,167	4,293	10,016	8,527
Legal settlement	-	-	-	243,046
Other	65,640	51,724	118,443	86,464
Total Operating Expenses	432,538	448,281	924,079	1,186,222
Income from operations	131,902	119,481	221,238	(126,072)
Interest income	147	448	333	1,172
Interest expense	(397)	(775)	(794)	(1,551)
Income before provision for income taxes	131,652	119,154	220,777	(126,451)

Net Income	$131,652	$119,154	$220,777	$(126,451)

Earnings/(Loss) per share - Basic and Diluted	$0.02	$0.02	$0.03	$(0.02)

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	-	-	-	-
Weighted average shares outstanding - Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.04	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended May 31, 2016 and 2015

(Unaudited)

	For the six months ended May 31,
	2016	2015
Operating activities
Net income/(loss)	$220,777	$(126,451)
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,016	8,526
Provision for uncollectible accounts, net of recoveries	(2,791)	(5,311)
Changes in:
Trade accounts receivable and notes receivable	(12,126)	45,720
Restricted cash	(81,728)	137,451
Marketing fund contributions receivable	(6,253)	(2,837)
Inventories	583	1,749
Prepaid expenses and other	(8,810)	(8,516)
Accounts payable	2,539	11,364
Accrued liabilities	(9,294)	6,322
Unexpended marketing fund contributions	87,981	96,433
Deferred revenue	1,012	37,500
Net Cash Provided by Operating Activities	201,906	201,950

Investing activities
Capitalization of trademark renewals	(4,022)	(3,203)
Net Cash Used In Investing Activities	(4,022)	(3,203)

Financing activities
Cash distributions/dividends	(290,540)	(217,905)
Net Cash Used In Financing Activities	(290,540)	(217,905)

Net Decrease in Cash	(92,656)	(19,158)
Cash, Beginning of Period	837,382	709,555
Cash, End of Period	$744,726	$690,397

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$2,000

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended May 31, 2016 and 2015

(Unaudited)

Note 1. Nature of Operations

BAB, Inc. (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”), BAB Operations, Inc. (“Operations”) and BAB Investments, Inc (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”), was acquired in 1997 and is included as a part of Systems. Brewster’s® Coffee (“Brewster’s”) was established in 1996 and the coffee is sold in BAB and MFM locations as well as through license agreements. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark. Investments was incorporated September 9, 2009 to be used for the purpose of acquisitions. To date, there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At May 31, 2016, the Company had 83 franchise units and 3 licensed units in operation in 24 states and one international location. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

2. Units Open and Under Development

Units which are open or under development at May 31, 2016 are as follows:

Stores open:

Franchisee-owned stores	83
Licensed Units	3
86
Unopened stores with Franchise
Agreements	6

Total operating units and units with Franchise Agreements	92

3. Earnings/(Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended May 31,		For the six months ended May 31,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$131,652	$119,154	$220,777	$(126,451)

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings/(Loss) per Share - Basic	$0.02	$0.02	$0.03	$(0.02)

Effect of dilutive common stock	-	-	-	-
Weighted average outstanding shares
Diluted	7,263,508	7,263,508	7,263,508	7,263,508
Earnings/(Loss) per share - Diluted	$0.02	$0.02	$0.03	$(0.02)

The Company excluded 175,000 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share, for the three and six months ended May 31, 2016, because their inclusion would have been anti-dilutive. For the three and six months ended May 31, 2015, the Company excluded 257,500 potential shares attributable to outstanding stock options from the calculation.

4.  Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB, Inc. common stock from a former stockholder. The balance of the note payable as of May 31, 2016, $33,413, is all current debt. The final payment is due October 1, 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of May 31, 2016, there were 1,225,000 stock options exercised or forfeited under the Plan.

	For the six months ended May 31,
	2016	2015
Options outstanding at beginning of year	237,500	314,400
Granted	-	-
Forfeited or expired	(62,500)	(56,900)
Exercised	-	-
Outstanding at end of period	175,000	257,500

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock option terms expire in ten years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at May 31, 2016:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 5/31/16	Remaining Life	Exercise Price	Intrinsic Value	at 5/31/16	Exercise Price	Intrinsic Value
175,000	0.50	$1.29	$-	175,000	$1.29	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.58 as of the last business day of the period ended May 31, 2016. There were 62,500 unexercised options that expired and no options exercised during the six month period ended May 31, 2016.

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill and trademarks that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill and trademarks were tested at the end of the first quarter, February 29, 2016 and it was found that the carrying value of the intangible assets were not impaired.

The impairment test performed February 29, 2016 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment has occurred. There were no factors noted at May 31, 2016 that would require additional testing.

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

On February 25, 2016, the FASB issued ASU 2016-02, a leasing standard for both lessees and lessors. Under its core principle, a lessee will recognize lease assets and liabilities on the balance sheet for all arrangements with terms longer than 12 months. Lessor accounting remains largely consistent with existing U.S. GAAP. The amendments are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company intends to adopt ASU 2016-02 for fiscal year ending November 30, 2020 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s consolidated financial position, cash flows and results and operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

8. Stockholder’s Equity

On June 6, 2016 the Board of Directors declared a $0.01 cash dividend/distribution to shareholders of record as of June 24, 2016, payable July 11, 2016.

On March 3, 2016 the Board of Directors declared a $0.01 cash distribution/dividend to shareholders of record as of March 23, 2016, paid on April 13, 2016.

The Board of Directors declared a cash distribution/dividend on December 3, 2015 of $0.02 which consisted of a $0.01 quarterly and a $0.01 special cash distribution/dividend per share paid on January 6, 2016.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court ruled in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement was accrued in the first quarter 2015 and payment was made in the second quarter 2015 and it includes the judgment, attorney’s fees and interest.

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

General

There are 83 franchised and 3 licensed units at May 31, 2016 compared to 81 franchised and 5 licensed units at May 31, 2015.  System-wide revenues for the six months ended May 31, 2016 were $17.4 million as compared to May 31, 2015 which were $17.0 million.

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

The Company earns licensing fees from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of May 31, 2016, the Company employed 15 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2016 versus Three Months Ended May 31, 2015

For the three months ended May 31, 2016 and 2015, the Company reported net income of $132,000 and $119,000, respectively. Total revenue of $564,000 decreased $4,000, or 0.7%, for the three months ended May 31, 2016, as compared to total revenue of $568,000 for the three months ended May 31, 2015.

Royalty fee revenue of $450,000, for the quarter ended May 31, 2016, increased $6,000, or 1.4%, from the $444,000 for quarter ended May 31, 2015. There were more locations in 2016 versus same period in 2015.

Franchise fee revenues of $3,000, for the quarter ended May 31, 2016, decreased $22,000 as compared to the same quarter 2015. There was one transfer in the three months ending May 31, 2016 compared to one express store opened and two transfers in the same period 2015.

Licensing fee and other income of $112,000, for the quarter ended May 31, 2016, increased $13,000, or 13.2% from $99,000 for the quarter ended May 31, 2015. The increase in licensing fees and other income was primarily due to increased Sign Shop revenue of $7,000 and increased nontraditional revenue of $6,000 for the second quarter 2016 compared to same period 2015.

Total operating expenses of $433,000, for the quarter ended May 31, 2016 decreased $15,000, or 3.4% from $448,000 for the quarter ended May 31, 2015. The 2016 decrease was primarily due to a decrease in payroll expense of $22,000, advertising and promotion expense of $5,000, employee benefit expense of $5,000, travel expense of $4,000 and franchise development expense of $5,000. The decreased expenses were offset by an increase in Sign Shop cost of goods expense of $9,000, professional fees of $4,000, timing of the annual meeting of $6,000, an increase in professional fees of $4,000 and reduced bad debt recapture of $3,000.

Interest expense and interest income netted to less than a $1,000 in the quarters ended May 31, 2016 and same period 2015.

Earnings per share, as reported for basic and diluted outstanding shares for the second quarter ended May 31, 2016 and 2015 was $0.02.

Six Months Ended May 31, 2016 versus Six Months Ended May 31, 2015

For the six months ended May 31, 2016 and 2015, the Company reported net income of $221,000 and a net loss of $126,000, respectively. Total revenue of $1,145,000 decreased $85,000, or 8.1%, for the six months ended May 31, 2016, as compared to total revenue of $1,060,000 for the six months ended May 31, 2015.

Royalty fee revenue of $857,000, for the six months ended May 31, 2016, increased $19,000, or 2.3%, from the $838,000 for the six months ended May 31, 2015. Royalty revenues increased because of more locations in 2016 versus the same period in 2015.

Franchise fee revenues of $18,000, for the six months ended May 31, 2016, decreased $12,000 as compared to the same quarter 2015. There were four transfers in the six months ended May 31, 2016 compared to one BAB Express store opened and three stores transferred in 2015.

Licensing fee and other income of $271,000, for the six months ended May 31, 2016, increased $78,000, or 40.7%, from $192,000 for the six months ended May 31, 2015. The $78,000 increase in 2016 was primarily due to a $9,000 increase in Sign Shop revenue, a $69,000 increase in nontraditional revenue compared to the same period in 2015.

Total operating expenses of $924,000 decreased $262,000, or 22.1%, for the six months ended May 31, 2016, from $1,186,000 for the same period 2015. The decrease in total operating expenses in 2016 as compared to same period 2015 was primarily due to a 2015 expense of $243,000 for a legal settlement where there was no such expense in 2016. In addition, in 2016 payroll related expenses decreased $42,000, primarily due to fewer employees and a Christmas bonuses of $24,000 in 2015, a decrease in advertising and promotion of $6,000, a decrease in professional services of $6,000 and a decrease in travel of $4,000 compared to 2015. These were offset by an increase in expenses in 2016 in occupancy expense of $2,000, an increase of $3,000 in depreciation and amortization, an increase in Sign Shop cost of goods sold of $15,000, an increase in annual meeting expenses due to timing of $7,000 and reduced bad debt expense of $2,000.

Interest income and interest expense for the six months ended May 31, 2016 and 2015 netted to less than a $1,000.

There was no income tax expense recorded for the six months ended May 31, 2016 and 2015.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2016 was $0.03 per share and a net loss of $0.02 in 2015.

Liquidity and Capital Resources

At May 31, 2016, the Company had working capital of $464,000 and unrestricted cash of $745,000. At November 30, 2015 the Company had working capital of $527,000 and unrestricted cash of $837,000.

During the six months ended May 31, 2016, the Company had net income of $221,000 and operating activities provided cash of $202,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the six months ending May 31, 2016 were depreciation and amortization of $10,000 less a provision for uncollectible accounts of $3,000. In addition, changes in operating assets and liabilities decreased cash by $26,000. During May 31, 2015, the Company had a net loss of $126,000 and operating activities provided cash of $202,000. The principal adjustments to reconcile net income to cash provided by operating activities for the six months ending May 31, 2015 were depreciation and amortization of $9,000 less a provision for uncollectible accounts of $5,000. In addition changes in operating assets and liabilities decreased cash by $325,000.

The Company used $4,000 and $3,000 for investing activities for the six months ended May 31, 2016 and 2015, respectively.

The Company used $291,000 and $218,000 for cash distribution/dividend payments during the six month period ended May 31, 2016 and 2015, respectively.

On June 6, 2016, the Board of Directors authorized a $0.01 per share cash distribution/dividend to shareholders of record as of June 24, 2016, payable July 11, 2016. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2015, filed with the Securities and Exchange Commission on February 24, 2016.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or six months ended May 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2016 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court ruled in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement was accrued in the first quarter 2015 and payment was made in the second quarter 2015 and it includes the judgment, attorney’s fees and interest.

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

BAB, Inc.

Dated: July 13, 2016	/s/ Geraldine Conn
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