Form 10-Q
period 2016-08-31
BAB, INC.
filed 2016-10-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2016
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by checkmark whether the registrant is a shell company. Yes ☐    No ☒

As of October 12, 2016 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2016	November 30, 2015
	(unaudited)
ASSETS
Current Assets
Cash	$817,776	$837,382
Restricted cash	602,615	420,739
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $29,123 in 2016 and $33,077 in 2015 )	63,458	75,079
Marketing fund contributions receivable from franchisees and stores	8,792	21,111
Inventories	23,280	26,824
Prepaid expenses and other current assets	91,181	83,796
Total Current Assets	1,607,102	1,464,931

Property, plant and equipment (net of accumulated depreciation of $151,919 in 2016 and $150,083 in 2015)	1,641	3,476
Trademarks	455,182	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $109,736 in 2016 and $96,389 in 2015)	13,662	22,987
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,212,256	2,223,416
Total Assets	$3,819,358	$3,688,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$33,413	$33,413
Accounts payable	13,709	13,055
Accrued expenses and other current liabilities	298,500	311,916
Unexpended marketing fund contributions	611,662	442,105
Deferred franchise fee revenue	60,000	105,000
Deferred licensing revenue	28,452	32,083
Total Current Liabilities	1,045,736	937,572

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2016 and November 30, 2015	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no outstanding as of August 31, 2016 and November 30, 2015	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2016 and November 30, 2015	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,498,888)	(11,521,735)
Total Stockholders' Equity	2,773,622	2,750,775
Total Liabilities and Stockholders' Equity	$3,819,358	$3,688,347

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2016 and 2015

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2016	2015	2016	2015
REVENUES
Royalty fees from franchised stores	$441,949	$440,960	$1,298,562	$1,278,715
Franchise fees	60,000	50,000	78,000	80,000
Licensing fees and other income	114,181	118,351	384,885	310,746
Total Revenues	616,130	609,311	1,761,447	1,669,461

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	248,233	267,100	768,300	829,291
Occupancy	43,599	44,054	131,337	129,520
Advertising and promotion	10,485	13,598	32,077	40,945
Professional service fees	36,844	29,145	108,376	106,652
Travel	9,196	12,292	26,532	33,643
Employee benefit expense	38,869	39,715	116,224	114,038
Depreciation and amortization	5,167	4,176	15,183	12,703
Legal settlement	-	-	-	243,046
Other	58,186	71,986	176,629	158,450
Total Operating Expenses	450,579	482,066	1,374,658	1,668,288
Income from operations	165,551	127,245	386,789	1,173
Interest income	90	306	423	1,478
Interest expense	(396)	(776)	(1,190)	(2,327)
Income before provision for income taxes	165,245	126,775	386,022	324
Provision for income taxes
Current tax benefit/(expense)	-	8,500	-	8,500
Net Income	$165,245	$135,275	$386,022	$8,824

Earnings per share - Basic and Diluted	$0.02	$0.02	$0.05	$0.00

Weighted average shares outstanding - Basic	7,263,508	7,263,508	7,263,508	7,263,508
Effect of dilutive common stock	-	-	-	-
Weighted average shares outstanding - Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.05	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2016 and 2015

(Unaudited)

	For the nine months ended August 31,
	2016	2015
Operating activities
Net income	$386,022	$8,824
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	15,183	12,703
Provision for uncollectible accounts, net of recoveries	(3,954)	(7,278)
Changes in:
Trade accounts receivable and notes receivable	15,574	50,267
Restricted cash	(181,876)	61,118
Marketing fund contributions receivable	12,319	(5,690)
Inventories	3,544	981
Prepaid expenses and other	(7,385)	(11,934)
Accounts payable	654	10,181
Accrued liabilities	(13,416)	(39)
Unexpended marketing fund contributions	169,557	175,619
Deferred revenue	(48,631)	(16,250)
Net Cash Provided by Operating Activities	347,591	278,502

Investing activities
Capitalization of trademark renewals	(4,022)	(3,203)
Net Cash Used In Investing Activities	(4,022)	(3,203)

Financing activities
Cash distributions/dividends	(363,175)	(290,540)
Net Cash Used In Financing Activities	(363,175)	(290,540)

Net Decrease in Cash	(19,606)	(15,241)

Cash, Beginning of Period	837,382	709,555
Cash, End of Period	$817,776	$694,314

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$8,171	$9,447

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2016 and 2015

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At August 31, 2016, the Company had 86 franchise units and 3 licensed units in operation in 23 states and one international location. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

2. Units Open and Under Development

Units which are open or under development at August 31, 2016 are as follows:

Stores open:

Franchisee-owned stores	86
Licensed Units	3
89
Unopened stores with Franchise Agreements	2

Total operating units and units with Franchise Agreements	91

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended August 31,		For the nine months ended August 31,
	2016	2015	2016	2015
Numerator:
Net income available to common shareholders	$165,245	$135,275	$386,022	$8,824

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.05	$0.00

Effect of dilutive common stock	-	-	-	-
Weighted average outstanding shares
Diluted	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per share - Diluted	$0.02	$0.02	$0.05	$0.00

The Company excluded 175,000 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share, for the three and nine months ended August 31, 2016, because their inclusion would have been anti-dilutive. For the three and nine months ended August 31, 2015, the Company excluded 237,500 potential shares attributable to outstanding stock options from the calculation.

4.  Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB, Inc. common stock from a former stockholder. The balance of the note payable as of August 31, 2016, $33,413, is all current debt. The final payment is due October 1, 2016.

5.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. As of August 31, 2016, there were 1,225,000 stock options exercised or forfeited under the Plan.

	For the nine months ended August 31,
	2016	2015
Options outstanding at beginning of year	237,500	314,400
Granted	-	-
Forfeited or expired	(62,500)	(76,900)
Exercised	-	-
Outstanding at end of period	175,000	237,500

To value option grants and other awards for stock-based compensation, the Company uses the Black-Scholes option valuation model. When the measurement date is certain, the fair value of each option grant is estimated on the date of grant and is based on the assumptions used for the expected stock price volatility, expected term, risk-free interest rates and future dividend payments.

The Company’s stock option terms expire in ten years and vary in vesting from immediate to a vesting period of five years.

The following table summarizes the stock options outstanding and exercisable at August 31, 2016:

Options Outstanding				Options Exercisable
Outstanding	Wghtd. Avg.	Wghtd. Avg.	Aggregate	Exercisable	Wghtd. Avg.	Aggregate
at 8/31/16	Remaining Life	Exercise Price	Intrinsic Value	at 8/31/16	Exercise Price	Intrinsic Value
175,000	0.25	$1.29	$-	175,000	$1.29	$-

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.72 as of the last business day of the period ended August 31, 2016. There were 62,500 unexercised options that expired and no options exercised during the nine month period ended August 31, 2016.

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

With respect to goodwill and trademarks, the Company first assesses qualitative factors to determine whether it is more likely than not that the fair value is less than its carrying value. If, based on that assessment, the Company believes it is more likely than not that the fair value is less than its carrying value, a two-step impairment test is performed. Based on the computation it was determined that no impairment has occurred. There were no factors noted at August 31, 2016 that would require additional testing.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

8. Stockholder’s Equity

On September 6, 2016 the Board of Directors declared a $0.01 cash dividend/distribution to shareholders of record as of September 23, 2016, payable October 12, 2016.

On June 6, 2016 the Board of Directors declared a $0.01 cash dividend/distribution to shareholders of record as of June 24, 2016, paid July 11, 2016.

On March 3, 2016 the Board of Directors declared a $0.01 cash distribution/dividend to shareholders of record as of March 23, 2016, paid on April 13, 2016.

The Board of Directors declared a cash distribution/dividend on December 3, 2015 of $0.03 which consisted of a $0.01 quarterly and a $0.02 special cash distribution/dividend per share paid on January 6, 2016.

9. Contingencies and Settlements

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court ruled in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement was accrued in the first quarter 2015 and payment was made in the second quarter 2015 and it included the judgment, attorney’s fees and interest.

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

General

There are 86 franchised and 3 licensed units at August 31, 2016 compared to 81 franchised and 5 licensed units at August 31, 2015.  System-wide revenues for the nine months ended August 31, 2016 were $26.4 million as compared to August 31, 2015 which were $26.0 million.

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

As of August 31, 2016, the Company employed 14 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2016 versus Three Months Ended August 31, 2015

For the three months ended August 31, 2016 and 2015, the Company reported net income of $165,000 and $135,000, respectively. Total revenue of $616,000 increased $7,000, or 1.1%, for the three months ended August 31, 2016, as compared to total revenue of $609,000 for the three months ended August 31, 2015.

Royalty fee revenue of $442,000, for the quarter ended August 31, 2016, increased $1,000, or 0.2%, from the $441,000 for quarter ended August 31, 2015. There were more locations in 2016 versus same period in 2015.

Franchise fee revenues of $60,000, for the quarter ended August 31, 2016, increased $10,000, or 20.0% from the $50,000 for quarter ended August 31, 2015. The revenue consists of two new store openings and two transfers for the three months ending August 31, 2016 compared to two store openings and no transfers in the same period 2015.

Licensing fee and other income of $114,000, for the quarter ended August 31, 2016, decreased $4,000, or 3.4% from $118,000 for the quarter ended August 31, 2015. The decrease in licensing fees and other income was primarily due to a decrease in settlement income of $16,000 and a $1,000 decrease in Sign Shop revenue, offset by an increase of $13,000 in nontraditional revenue.

Total operating expenses of $451,000, for the quarter ended August 31, 2016 decreased $31,000, or 6.4% from $482,000 for the quarter ended August 31, 2015. The 2016 decrease was primarily due to decreases in payroll expense of $19,000, SEC and annual meeting expense of $6,000, advertising and promotion expense of $4,000, travel expenses of $3,000, Sign Shop cost of goods sold of $3,000, and a decrease in general expenses of $4,000, offset by an $8,000 increase in legal fees

Interest income for the three months ended August 31, 2016 and 2015 was less than $1,000. Interest expense was less than $1,000 for the three months ended August 31, 2016 compared to $1,000 for the same period 2015.

There was no tax expense or benefit for the three months ended August 31, 2016 versus a $9,000 tax benefit in the same period 2015.

Earnings per share, as reported for basic and diluted outstanding shares for the third quarter ended August 31, 2016 and 2015 was $0.02.

Nine Months Ended August 31, 2016 versus Nine Months Ended August 31, 2015

For the nine months ended August 31, 2016 and 2015, the Company reported net income of $386,000 and $9,000, respectively. Total revenue of $1,761,000 increased $92,000, or 5.5%, for the nine months ended August 31, 2016, as compared to total revenue of $1,669,000 for the nine months ended August 31, 2015.

Royalty fee revenue of $1,298,000, for the nine months ended August 31, 2016, increased $20,000, or 1.6%, from the $1,278,000 for the nine months ended August 31, 2015. Royalty revenues increased because of more locations in 2016 versus the same period in 2015.

Franchise fee revenues of $78,000, for the nine months ended August 31, 2016, decreased $2,000, or 2.5% from the $80,000 for the nine months ended August 31, 2015. The revenue consists of two new store openings and six transfers for the nine months ended August 31, 2016 compared to three store openings, which included one BAB Express store, and three stores transferred in 2015.

Licensing fee and other income of $385,000, for the nine months ended August 31, 2016, increased $74,000, or 23.8%, from $311,000 for the nine months ended August 31, 2015. The $74,000 increase in 2016 was primarily due to increases in nontraditional revenue of $61,000, Sign Shop revenue of $8,000 and an increase of $5,000 for settlement fees in nine months of 2016 compared to the same period 2015.

Total operating expenses of $1,375,000 decreased $293,000, or 17.6%, for the nine months ended August 31, 2016, from $1,668,000 for the same period 2015. The decrease in total operating expenses in 2016 as compared to same period 2015 was primarily due to a 2015 expense of $243,000 for a legal settlement where there was no such expense in 2016. In addition for the nine months ended August 31, 2016 payroll related expenses decreased $61,000, primarily due to fewer employees and no Christmas bonus in fiscal 2016 versus a Christmas bonuses of $24,000 in 2015. In addition in 2016 there was a decrease in advertising and promotion of $9,000 and a decrease in travel of $7,000, offset by an increase of $12,000 for Sign Shop cost of goods sold, an increase of $10,000 for general operation expenses, $2,000 for depreciation and amortization and $2,000 for employee benefit expense.

Interest income for both the nine months ended August 31, 2016 and 2015 was under $1,000. Interest expense for the nine months ended August 31, 2016 and 2015 was $1,000 and $2,000, respectively.

There was no income tax expense or benefit recorded for the nine months ended August 31, 2016 and a $9,000 income tax benefit for the same period 2015.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2016 was $0.05 per share compared to $0.00 per share for the nine months ended August 31, 2015.

Liquidity and Capital Resources

At August 31, 2016, the Company had working capital of $561,000 and unrestricted cash of $818,000. At November 30, 2015 the Company had working capital of $527,000 and unrestricted cash of $837,000.

During the nine months ended August 31, 2016, the Company had net income of $386,000 and operating activities provided cash of $348,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the nine months ending August 31, 2016 were depreciation and amortization of $15,000 less a provision for uncollectible accounts of $4,000. In addition, changes in operating assets and liabilities decreased cash by $50,000. During August 31, 2015, the Company had a net income of $9,000 and operating activities provided cash of $279,000. The principal adjustments to reconcile net income to cash provided by operating activities for the nine months ending August 31, 2015 were depreciation and amortization of $13,000 less a provision for uncollectible accounts of $7,000. In addition changes in operating assets and liabilities increased cash by $264,000.

The Company used $4,000 and $3,000 for investing activities for the nine months ended August 31, 2016 and 2015, respectively.

The Company used $363,000 and $291,000 for cash distribution/dividend payments during the nine month period ended August 31, 2016 and 2015, respectively.

On September 6, 2016, the Board of Directors authorized a $0.01 per share cash distribution/dividend to shareholders of record as of September 23, 2016, payable October 12, 2016. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2015, filed with the Securities and Exchange Commission on February 24, 2016.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or nine months ended August 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2016 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2016 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company had previously reported that on July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC.  In September 2013 the Company filed an appeal. On March 23, 2015 the Appellate Court ruled in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement was accrued in the first quarter 2015 and payment was made in the second quarter 2015 and it included the judgment, attorney’s fees and interest.

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

BAB, Inc.

Dated: October 13, 2016	/s/ Geraldine Conn
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