Form 10-K
period 2016-11-30
BAB, INC.
filed 2017-02-23
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2016

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,386,167.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,511,367 based on 4,329,943 shares held by nonaffiliates as of May 31, 2016; Closing price ($0.58) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 23, 2017.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2016, the Company had 85 franchise units and 3 licensed units in operation in 23 states and one international location. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard, and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

Net Income

The Company reported net income of $449,000 and $110,000 for the years ended November 30, 2016 and 2015, respectively.

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

LOCATIONS

The Company had 85 franchised locations and 3 licensed units in 23 states and one international location. There are 2 units under development.

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

The Company will recognize revenue upon a signed and completed franchise agreement for a Master Franchise Agreement (“MFA”). The revenue for a MFA is a nonrefundable fee and the amount of the fee is dependent on the area covered by the MFA. In addition there will be an ongoing royalty fees as determined by the contract.

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

EMPLOYEES

As of November 30, 2016, the Company employed 16 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and Sign Shop operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. In September 2013, the Company filed an appeal. On March 23, 2015, the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement of $243,000 was recorded in the first quarter of 2015 and payment was made in the second quarter of 2015 and included the judgment, attorney’s fees and interest.

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2016 and 2015.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2016	Low	High
First quarter	0.55	0.65
Second quarter	0.56	0.64
Third quarter	0.56	0.74
Fourth quarter	0.70	0.91

Year Ended: November 30, 2015	Low	High
First quarter	0.70	0.76
Second quarter	0.59	0.78
Third quarter	0.55	0.72
Fourth quarter	0.54	0.74

As of February 15, 2017, the Company's Common Stock was held by 146 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 15, 2017, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2016 and 2015, no options were granted. As of November 30, 2016, all stock options had been exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 5, 2016, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 9, 2017.

The Board of Directors declared a cash distribution/dividend on March 3, June 6 and September 6, 2016 of $0.01 per share, paid April 13, July 11, and October 12, 2016, respectively. On December 3, 2015, a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared and paid January 6, 2016.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 2, June 4 and September 2, 2015, paid April 10, July 8, and October 9, 2015, respectively. On December 3, 2014, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid January 6, 2015.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015, an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the original date of the agreement. All other original rights and provisions remain the same.

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

GENERAL

The Company has 85 franchised and 3 licensed units with 2 units under development at the end of 2016. Units in operation and under development at the end of 2015 included 84 franchised and 3 licensed units and 7 units under development.  System-wide revenues were $35.5 million in 2016 and $34.8 million in 2015.

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

YEAR 2016 COMPARED TO YEAR 2015

Total revenues from all sources increased $170,000, or 7.7%, to $2,386,000 in 2016 from $2,216,000 in the prior year due to an increase in royalty revenue of $30,000, an increase in franchisee fee revenue of $28,000 and an increase in licensing fees and other income of $112,000.

Royalty revenue from franchise stores increased $30,000, or 1.7%, to $1,745,000 in 2016 as compared to $1,715,000 in 2015. Franchise fee revenue increased $28,000, or 32.9%, to $113,000 in 2016 versus $85,000 in 2015.  During fiscal 2016 there were 3 store openings that had franchise fees, 6 transfers and one defaulted preliminary fee, compared to 3 store openings, 4 transfers in 2015. Licensing fees and other income increased $112,000, or 26.9%, to $528,000 in 2016 compared to $416,000 in 2015.  The increase in licensing and other income was primarily due to an increase of $51,000 in settlement and other income, $54,000 in nontraditional revenues and $7,000 for Sign Shop revenues in 2016 as compared to 2015.

Total operating expenses in 2016 were $1,926,000, or 80.7% of revenues, compared to $2,113,000, or 95.4% of revenues in 2015. Total operating expenses decreased $187,000, or 8.8%, in 2016 compared to 2015. There was a judgment of $243,000 in 2015.

The decreases in operating expenses of $187,000 in 2016 were primarily due to the $243,000 judgment paid in 2015, a decrease in advertising and promotion of $16,000 and a decrease in travel of $7,000, offset by an increase in payroll of $27,000, an increase in legal and other professional fees of $17,000, an increase in franchise development of $7,000, Sign Shop expenses for cost of goods and obsolete inventory of $19,000, depreciation and amortization of $3,000, occupancy of $2,000 and other miscellaneous expenses increased $4,000 in 2016 compared to 2015.

Interest income decreased $1,000 to $1,000 in 2016 versus $2,000 in 2015.

Interest expense decreased $2,000 to $1,000 in 2016 versus $3,000 in 2015, as a result of a decrease in outstanding debt.

There was an income tax expense of $10,000 in 2016 compared to a benefit of $9,000 in 2015.

Net income totaled $449,000, or 18.8% of revenue in 2016 as compared to $110,000 or 5.0%, of revenue in the prior year. Earnings per share for basic and diluted outstanding shares is $.06 for 2016 and $.02 for 2015.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2016, the Company had working capital of $557,000 and unrestricted cash of $907,000. At November 30, 2015, the Company had working capital of $527,000 and unrestricted cash of $837,000.

During fiscal 2016, the Company had net income of $449,000 and operating activities which provided cash of $543,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $20,000, less the provision for uncollectible accounts of $8,000. In addition, changes in other operating assets and liabilities increased a total of $82,000. During fiscal 2015, the Company had net income of $110,000 and operating activities which provided cash of $526,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $17,000, less the provision for uncollectible accounts of $8,000. In addition, changes in other operating assets and liabilities increased a total of $407,000.

During fiscal 2016, the Company used $4,000 for investing activities for trademark renewal. During fiscal 2015, the Company used $3,000 for investing activities for trademark renewals.

For financing activities in fiscal 2016, $33,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2015, $32,000 was used for repayment of debt and $363,000 for cash distributions/dividend payments to common stockholders.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted. On December 5, 2016, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 9, 2017.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no financial covenants on its outstanding debt. The Company has no outstanding debt at November 30, 2016. On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount, including principal and interest of $525,000. The Company purchased and retired an adjusted 1,380,040 shares of BAB, Inc. common stock from a former stockholder. A final payment of $35,000 was paid on October 1, 2016.

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

The Company recognizes revenue upon a signed and completed franchise agreement for a Master Franchise Agreement (“MFA”). The revenue for a MFA is a nonrefundable fee and the amount of the fee is dependent on the area covered by the MFA. In addition there will be an ongoing royalty fees as determined by the contract.

The Company earns a licensing fee from the sale of BAB branded and nonbranded products, which includes coffee, cream cheese, muffin mix and par baked bagels from a third-party commercial bakery to the franchised and licensed units.

Long-Lived Assets

Property and equipment are recorded at cost.  Improvements and replacements are capitalized, while expenditures for maintenance and routine repairs that do not extend the life of the asset are charged to expense as incurred.  Depreciation is calculated on the straight-line basis over the estimated useful lives of the assets.  Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation.  Estimated useful lives for the purpose of depreciation and amortization are 3 to 7 years for property and equipment and 10 years, or the term of the lease if less, for leasehold improvements.

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill and intangible assets were tested at the end of fiscal 2016 and the first fiscal quarter in 2016 and 2015, and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed for fiscal 2016 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was needed. An impairment test was performed at February 28, 2016 and at the end of fiscal 2016 and it was found that based on the computations using discounted cash flows, it was also determined that no impairment occurred.

Management does not believe that any impairment exists at November 30, 2016.

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

As of November 30, 2016 the Company has net operating loss carryforwards of approximately $3,046,000 expiring between 2017 and 2029 for U.S. federal income tax purposes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $641,000 and $827,000 as of November 30, 2016 and 2015, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for the Company, for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company will adopt ASU 2016-02 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s financial position, cash flows or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350), which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the standard eliminates Step 2 from the goodwill impairment test. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2019, including the interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2016 and 2015

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries as of November 30, 2016 and 2015 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. BAB, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and Subsidiaries as of November 30, 2016 and 2015, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Sassetti LLC

Oak Park, Illinois
February 23, 2017

BAB, Inc

Consolidated Balance Sheets

November 30, 2016 and 2015

	2016	2015

ASSETS
Current Assets
Cash	$907,116	$837,382
Restricted cash	598,887	420,739
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $25,319 in 2016 and $33,077 in 2015 )	50,844	75,079
Marketing fund contributions receivable from franchisees and stores	10,238	21,111
Inventories	16,130	26,824
Prepaid expenses and other current assets	81,021	83,796
Total Current Assets	1,664,236	1,464,931

Property, plant and equipment (net of accumulated depreciation of $152,334 in 2016 and $150,083 in 2015)	1,226	3,476
Trademarks	455,182	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $96,389 in 2016 and $81,689 in 2015)	9,108	22,987
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,207,287	2,223,416
Total Assets	$3,871,523	$3,688,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Current portion of long-term debt	$-	$33,413
Accounts payable	43,383	13,055
Accrued expenses and other current liabilities	365,169	311,916
Unexpended marketing fund contributions	609,380	442,105
Deferred franchise fee revenue	40,000	105,000
Deferred licensing revenue	49,226	32,083
Total Current Liabilities	1,107,158	937,572

Long-term debt (net of current portion)	-	-
Total Liabilities	1,107,158	937,572

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2016 and November 30, 2015	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2016 and November 30, 2015	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2016 and November 30, 2015	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,508,145)	(11,521,735)
Total Stockholders' Equity	2,764,365	2,750,775
Total Liabilities and Stockholders' Equity	$3,871,523	$3,688,347

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2016 and 2015

	2016	2015
REVENUES
Royalty fees from franchised stores	$1,744,640	$1,714,881
Franchise fees	113,000	85,000
Licensing fees and other income	528,527	415,899
Total Revenues	2,386,167	2,215,780

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,118,356	1,090,775
Occupancy	174,757	173,476
Advertising and promotion	40,650	57,491
Professional service fees	143,755	126,515
Travel	42,188	48,861
Employee benefit expense	156,125	154,206
Depreciation and amortization	20,152	17,145
Legal Settlement	-	243,046
Other	230,463	201,258
Total Operating Expenses	1,926,446	2,112,773
Income from operations	459,721	103,007
Interest income	502	1,705
Interest expense	(1,323)	(2,850)
Income before provision for income taxes	458,900	101,862
Provision for income taxes
Current tax (benefit)/expense	9,500	(8,500)
Net Income	$449,400	$110,362

Earnings per share - Basic and Diluted	$0.06	$0.02

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.06	$0.05

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2016 and 2015

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2014	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,268,922)	$3,003,588

Dividends Declared						(363,175)	(363,175)

Net Income						110,362	110,362

November 30, 2015	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,521,735)	$2,750,775

Dividends Declared						(435,810)	(435,810)

Net Income						449,400	449,400

November 30, 2016	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,508,145)	$2,764,365

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2016 and 2015

	2016	2015
Operating activities
Net income	$449,400	$110,362
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	20,152	17,145
Provision for uncollectible accounts, net of recoveries	(7,733)	(8,376)
Changes in:
Trade accounts receivable and notes receivable	31,968	116,272
Restricted cash	(178,148)	95
Marketing fund contributions receivable	10,873	2,597
Inventories	10,694	(1,305)
Prepaid expenses and other	2,775	(9,853)
Accounts payable	30,328	2,210
Accrued liabilities	53,253	3,601
Unexpended marketing fund contributions	167,275	228,355
Deferred revenue	(47,857)	65,000
Net Cash Provided by Operating Activities	542,980	526,103

Investing activities
Capitalization of trademark renewals	(4,023)	(3,203)
Net Cash Used In Investing Activities	(4,023)	(3,203)

Financing activities
Repayment of borrowings	(33,413)	(31,898)
Cash distributions/dividends	(435,810)	(363,175)
Net Cash Used In Financing Activities	(469,223)	(395,073)

Net Increase in Cash	69,734	127,827

Cash, Beginning of Period	837,382	709,555
Cash, End of Period	$907,116	$837,382

Supplemental disclosure of cash flow information:
Interest paid	$1,323	$3,102
Income taxes paid	$8,171	$13,731

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2016, the Company had 85 franchise units and 3 licensed units in operation in 23 states and one international location. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Kohr Bros. Frozen Custard and Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

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

November 30, 2016 and 2015

Note 2 -Summary of Significant Accounting Policies (Continued)

Revenue Recognition (Continued)

The Company will recognize revenue upon a signed and completed franchise agreement for a Master Franchise Agreement (“MFA”). The revenue for a MFA is a nonrefundable fee and the amount of the fee is dependent on the area covered by the MFA. In addition there will be ongoing royalty fees as determined by the contract.

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2016	2015
Operating Units
Franchise Owned	85	84
Licensed Units	3	3
	88	87
Unopened stores with Franchise Agreements:	2	7
Total operating units and units with Franchise Agreements	90	94

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

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

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

Cash

As of November 30, 2016 and 2015, the Marketing Fund cash balances, which are restricted, were $599,000 and $421,000, respectively.

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

November 30, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets (Continued)

The Company tests goodwill and trademarks that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. Goodwill and trademarks were tested on February 28, 2016 and at the end of fiscal 2016, and it was found that the carrying value of goodwill and intangible assets were not impaired.

The impairment test performed for fiscal 2016 was based on a discounted cash flow model using management’s business plan projected for expected cash flows. Based on the computation it was determined that no impairment was needed. An impairment test was performed at February 28, 2015 and based on the computations using discounted cash flows, it was also determined that no impairment occurred.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2014	$1,493,771	$454,479	$35,187	$1,983,437
Additions	-	703	2,500	3,203
Amortization expense	-	-	(14,700)	(14,700)
Net Balance as of November 30, 2015	1,493,771	455,182	22,987	1,971,940
Additions	-	-	4,022	4,022
Amortization expense	-	-	(17,901)	(17,901)
Net Balance as of November 30, 2016	$1,493,771	$455,182	$9,108	$1,958,061

Definite lived intangible assets are being amortized over their useful lives and will be fully amortized at the end of fiscal 2017.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $41,000 and $57,000 in 2016 and 2015, respectively. All advertising and promotion costs were related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2016 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2016 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns for the years ending November 30, 2013, 2014 and 2015 are subject to examination by the IRS and corresponding states, generally for three years after they are filed. (See Note 3.)

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

	2016	2015
Numerator:
Net income available to common shareholders	$449,400	$110,632

Denominator:
Weighted average outstanding shares
Basic	7,263,508	7,263,508
Earnings per Share - Basic	$0.06	$0.02

Effect of dilutive common stock	-	-
Weighted average outstanding shares
Diluted	7,263,508	7,263,508
Earnings per share - Diluted	$0.06	$0.02

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2016, there are no unexercised options includable in the computation because all outstanding expired as of November 28, 2016. In 2015, there were 237,500 unexercised options that are not included in the computation of dilutive EPS because their impact would be antidilutive due to the market price of the common stock being lower than the option prices. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. The Company had no recorded compensation expense arising from share-based payment arrangements for the Company’s stock option plan in 2016 or 2015.

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

Recent Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements. The ASU is effective for the Company, for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Recent Accounting Pronouncements (continued)

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company will adopt ASU 2016-02 for fiscal year ending November 30, 2019 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company is still evaluating the impact the guidance will have on the Company’s financial position, cash flows or results of operations.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350), which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the standard eliminates Step 2 from the goodwill impairment test. Instead an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2019, including the interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the impact of adopting this guidance.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2016 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Note 3 – Income Taxes

The components of the Company’s current (benefit)/provision for income taxes are as follows:

	2016	2015
Current
Federal	$8,000	$-
State	1,500	(8,500)
Deferred	-	-
Total	$9,500	$(8,500)

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 4.95%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2016	2015

Federal income tax provision computed at federal statutory rate	$157,883	$37,400
State income taxes, net of federal tax provision	22,986	5,445
Other adjustments	14,906	21,657
Change in valuation allowance and expiration of certain net operating losses	(186,275)	(73,002)
Income Tax Provision	$9,500	$(8,500)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2016	2015
Deferred revenue	$34,754	$53,394
Deferred rent	15,867	18,229
Marketing Fund net contributions	233,266	163,878
Allowance for doubtful accounts and notes receivable	9,862	12,883
Accrued expenses	57,468	68,748
Net operating loss carryforwards	1,186,361	1,404,222
Valuation allowance	(641,170)	(827,445)
Total Deferred Income Tax Asset	$896,408	$893,909

Depreciation and amortization	$(648,408)	$(645,909)
Total Deferred Income Tax Liabilities	$(648,408)	$(645,909)

Total Net Deferred Tax Asset	$248,000	$248,000

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Note 3 – Income Taxes (Continued)

As of November 30, 2016 the Company has net operating loss carryforwards expiring between 2017 and 2029 for U.S. federal income tax purposes of approximately $3,046,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $641,000 and $827,000 as of November 30, 2016 and 2015, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB, Inc. common stock from a former stockholder. The balance of the note payable as of November 30, 2015 is all current debt. The final debt payment was made on October 1, 2016, and there was no note payable balance as of November 30, 2016. The outstanding at November 30, 2015 was $33,000 and all was current debt.

Note 5 - Stockholders’ Equity

On December 5, 2016, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 9, 2017.

The Board of Directors declared a cash distribution/dividend on March 3, June 6 and September 6, 2016 of $0.01 per share, paid April 13, July 11, and October 12, 2016, respectively. On December 3, 2015, a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared and paid January 6, 2016.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 2, June 4 and September 2, 2015, paid April 10, July 8, and October 9, 2015, respectively. On December 3, 2014, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid January 6, 2015.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

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

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over five years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expired on various dates through November 28, 2016. There are no options outstanding as of November 30, 2016.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Note 6 - Stock Options (Continued)

During fiscal 2016 and 2015 no options were granted or exercised. On November 28, 2016 all remaining options outstanding expired. Activity under the Plan during the two years ended November 30 is as follows:

	2016		2015
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	237,500	1.275	314,400	$1.16
Forfeited or expired	(237,500)	1.275	(76,900)	0.93
Outstanding at end of year	-	$-	237,500	$1.275

In fiscal 2016 and 2015 the Company recorded no compensation cost arising from share-based payment arrangements.

Note 7 - Commitments

The Company rents its Corporate office under a lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. The lease is through September 30, 2018. Rent expense for the years ended November 30, 2016 and 2015 was $171,000 and $169,000, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2016, future minimum annual rental commitments under the Corporate lease are as follows:

Year Ending November 30:

2017	$134,843
2018	115,197
Total	$250,040

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2016 and 2015

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2016 and 2015 the Company’s employer match was $44,000 and $35,000, respectively. There were no Company discretionary contributions in 2016 or 2015.

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

On July 8, 2013, a judgment was entered in the Circuit Court of Cook County against BAB Operations, Inc. (“Operations”), a wholly owned subsidiary of BAB, Inc., and in favor of a former landlord of Operations, Alecta Real Estate USA, LLC. In September 2013, the Company filed an appeal. On March 23, 2015, the Appellate Court found in favor of the plaintiff and against Operations, affirming the trial court’s judgment. The legal settlement of $243,000 was recorded in the first quarter of 2015 and payment was made in the second quarter of 2015 and included the judgment, attorney’s fees and interest.

Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2016 and 2015, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2016.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2016.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	60	Chief Executive Officer, President and Director
Michael K. Murtaugh	72	Vice President, General Counsel, Secretary and Director
Geraldine Conn	65	Chief Financial Officer and Treasurer
Steven G. Feldman	60	Director
James A. Lentz	69	Director

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

The current Audit Committee consists of Steven G. Feldman and James A. Lentz. The two independent directors comply with the definition of "independent directors" as required by current law and regulations. The Audit Committee has adopted a written Audit Charter. See Appendix I in the Proxy, Form14A filed on April 19, 2006 for the Charter in its entirety.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2016 and 2015 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($)	Total ($)
Michael W. Evans	2016	232,886	40,425	-	-	-	-	-	273,311
President and CEO	2015	232,886	-	-	-	-	-	-	232,886

Michael K. Murtaugh	2016	174,671	30,319	-	-	-	-	-	204,990
Vice President and General Counsel	2015	174,671	-	-	-	-	-	-	174,671

Geraldine Conn	2016	105,000	8,000	-	-	-	-	-	113,000
Chief Financial Officer	2015	105,000	5,000	-	-	-	-	-	110,000

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2016:

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

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2016:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2016

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 20, 2017 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 20, 2017 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,463,579 (1)(2)	20.15

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300.28

Steven G. Feldman 750 Estate Drive, Suite 104 Deerfield, IL 60015	10,000.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932.21

Joseph P. Daly 497 Circle Freeway Cincinnati, OH 45246	450,000	6.20

Executive officers and directors as a group (5 persons)	2,476,865 (1)(2)	34.10

(1) Includes 31,111 shares held by child.

(2) Includes 3,500 shares inherited by spouse.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2016 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2016 and 2015 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in each of fiscal 2016 and 2015 were $63,000.

Tax compliance services provided by Sassetti LLC were $13,000 for each of 2016 and 2015.

During the years ended November 30, 2016 and 2015, Sassetti LLC did not perform any other services for the Company.

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

Consolidated Balance Sheets as at November 30, 2016 and 2015 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2016 and 2015 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

(2)	Financial Statement Schedules - none.

(b) INDEX TO EXHIBITS

The following Exhibits are filed herewith or incorporated by reference:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 6, 2013 and as amended June 18, 2014, August 18, 2015)
10.1	Long-Term Debt (Stock Redemption Agreement)(See Form 10-K filed February 24, 2016)
10.2	Long-Term Incentive and Stock Option Plan (See Form 10-K filed February 24, 2016)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation
101.DEF*	XBRL Taxonomy Extension Definition
101.LAB*	XBRL Taxonomy Extension Labels
101.PRE*	XBRL Taxonomy Extension Presentation

*XBRL	Information is furnished and not filed or a part of a registration statement or prospectus

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

Dated: February 23, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 23, 2017
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 23, 2017
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 23, 2017
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 23, 2017
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 23, 2017
By /s/ James A. Lentz
James A. Lentz, Director