Form 10-Q
period 2017-02-28
BAB, INC.
filed 2017-04-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2017
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes X☒  No

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, or a smaller reporting company.Large accelerated filer Accelerated filer Non-accelerated filer (Do not checkif a smaller reporting company) Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company. Yes No ☒

As of April 13, 2017 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2017	November 30, 2016
ASSETS
Current Assets
Cash	$674,256	$907,116
Restricted cash	614,591	598,887
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $23,827 in 2017 and $25,319 in 2016 )	90,443	50,844
Marketing fund contributions receivable from franchisees and stores	26,162	10,238
Inventories	27,985	16,130
Prepaid expenses and other current assets	94,172	81,021
Total Current Assets	1,527,609	1,664,236

Property, plant and equipment (net of accumulated depreciation of $152,988 in 2017 and $152,334 in 2016)	5,487	1,226
Trademarks	455,182	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $96,389 in 2017 and $81,689 in 2016)	4,554	9,108
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,206,994	2,207,287
Total Assets	$3,734,603	$3,871,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$52,125	$43,383
Accrued expenses and other current liabilities	289,658	365,169
Unexpended marketing fund contributions	640,177	609,380
Deferred franchise fee revenue	40,000	40,000
Deferred licensing revenue	40,833	49,226
Current and Total Liabilities	1,062,793	1,107,158

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2017 and November 30, 2016	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2017 and November 30, 2016	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2017 and November 30, 2016	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,600,700)	(11,508,145)
Total Stockholders' Equity	2,671,810	2,764,365
Total Liabilities and Stockholders' Equity	$3,734,603	$3,871,523

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

	For the three months ended:
	February 28, 2017	February 29, 2016
REVENUES
Royalty fees from franchised stores	$400,261	$406,900
Franchise fees	-	15,000
Licensing fees and other income	92,460	158,977
Total Revenues	492,721	580,877

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	247,077	277,256
Occupancy	45,861	44,790
Advertising and promotion	7,270	9,699
Professional service fees	50,321	48,877
Travel	8,726	8,976
Employee benefit expenses	39,379	44,291
Depreciation and amortization	5,208	4,849
Other	36,195	52,803
Total Operating Expenses	440,037	491,541
Income from operations	52,684	89,336
Interest income	32	186
Interest expense	-	(397)
Income before provision for income taxes	52,716	89,125
Provision for income taxes
Current tax (benefit)/expense	-	-
Net Income	$52,716	$89,125

Net Income per share - Basic and Diluted	$0.01	$0.01

Weighted average shares outstanding - Basic	7,263,508	7,263,508
Effect of dilutive common stock	-	-
Weighted average shares outstanding - Diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.02	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2017 and February 29, 2016

(Unaudited)

	For the three months ended:
	February 28, 2017	February 29, 2016
Operating activities
Net Income	$52,716	$89,125
Adjustments to reconcile net income to cash flows (used in)/provided by operating activities:
Depreciation and amortization	5,208	4,849
Provision for uncollectible accounts, net of recoveries	(1,491)	(1,133)
Changes in:
Trade accounts receivable and notes receivable	(38,109)	2,641
Restricted cash	(15,704)	(48,439)
Marketing fund contributions receivable	(15,924)	(2,398)
Inventories	(11,855)	1,251
Prepaid expenses and other	(13,150)	(9,157)
Accounts payable	8,742	(4,200)
Accrued liabilities	(75,511)	494
Unexpended marketing fund contributions	30,797	50,837
Deferred revenue	(8,393)	25,655
Net Cash (Used in)/Provided by Operating Activities	(82,674)	109,525

Investing activities
Purchase of equipment	(4,915)	-
Capitalization of trademark renewals	-	(4,022)
Net Cash Used In Investing Activities	(4,915)	(4,022)

Financing activities
Cash distributions/dividends	(145,271)	(217,905)
Net Cash Used In Financing Activities	(145,271)	(217,905)

Net Decrease in Cash	(232,860)	(112,402)

Cash, Beginning of Period	907,116	837,382
Cash, End of Period	$674,256	$724,980

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$12,700	$400

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 28, 2017 and February 29, 2016

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At February 28, 2017, the Company had 84 franchise units and 2 licensed units in operation in 23 states and one international location. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2016 which was filed February 23, 2017.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Units Open and Under Development

Units which are open or under development at February 28, 2017 are as follows:

Stores open:

Franchisee-owned stores	84
Licensed Units	2
86
Unopened stores with Franchise Agreements	2

Total operating units and units with Franchise Agreements	88

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 28, 2017	February 29, 2016
Numerator:
Net income available to common shareholders	$52,716	$89,125

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01

For the three months ended February 29, 2016, the Company excluded 175,000 potential shares attributable to outstanding stock options from the calculation.

4.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. All remaining options expired on November 23, 2016 and there were no options outstanding as of February 28, 2017. As of February 29, 2016, there were 1,225,000 stock options exercised or forfeited under the Plan. All options outstanding were either forfeited or expired during the year ended November 30, 2016.

	For the three months ended:
	February 28, 2017	February 29, 2016
Options outstanding at beginning of year	-	237,500
Granted	-	-
Forfeited or expired	-	(62,500)
Exercised	-	-
Outstanding at end of period	-	175,000

There is no computation for the aggregate intrinsic value in the table above because the outstanding options weighted average exercise price was greater than the Company’s closing stock price of $0.56 as of the last business day of the period ended February 29, 2016.

 5. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance and has elected to early adopt ASU 2017-04 “Intangibles – Goodwill and Other” (Topic 350) for the quarter ended February 28, 2017.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.

The Company has consistently conducted its annual test during the first quarter.

During the quarter, management qualitatively assessed goodwill to determine whether testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2017, and a quantitative assessment was not considered necessary.

The impairment test performed November 30, 2016 was based on a fair market value calculation using a discounted cash flow model that incorporated management's business plan projections for expected future cash flows. Based on the computation it was determined that no impairment had occurred. There have been no material changes in the first quarter of 2017 and it is believed that the cash flow projections are in line with current year income and expenses.

6. Recent and Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350), which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the standard eliminates Step 2 from the goodwill impairment test. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2019, including the interim periods within that reporting period. The Company has elected to early adopt this guidance in the quarter ended February 28, 2017.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

7. Stockholder’s Equity

The Board of Directors declared a cash distribution/dividend on March 3, June 6 and September 6, 2016 of $0.01 per share, paid April 13, July 11, and October 12, 2016, respectively. On December 5, 2016, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 9, 2017.

On March 15, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of March 31, 2017, payable April 20, 2017.

8. Contingencies

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

General

There are 84 franchised and 2 licensed units at February 28, 2017 compared to 84 franchised and 3 licensed units at February 29, 2016.  System-wide revenues for the three months ended February 28, 2017 were $8.1 million as compared to February 29, 2016 which were $8.3 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese, Big Apple Bagels frozen bagels and Brewster's coffee), and through nontraditional channels of distribution (Green Beans Coffee). Also included in licensing fees and other income is Operation’s Sign Shop revenue. The Sign Shop provides the majority of signage, which includes but is not limited to, posters, menu panels, outside window stickers and counter signs to franchisees to provide consistency and convenience.

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

As of February 28, 2017, the Company employed 15 full-time employees and 1 part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2017 versus Three Months Ended February 29, 2016

For the three months ended February 28, 2017, the Company reported net income of $53,000. For the three months ended February 29, 2016, the Company reported net income of $89,000. Total revenue was $493,000, a decrease of $88,000, or 15.1%, for the three months ended February 28, 2017, as compared to total revenue of $581,000 for the three months ended February 29, 2016.

Royalty fee revenue of $400,000, for the quarter ended February 28, 2017, decreased $7,000, or 1.7%, from the $407,000 for quarter ended February 29, 2016. The decrease in royalty revenue was primarily due to one additional day in the 2016 quarter.

There were no fees for transfers or store opening in the first quarter of 2017 as compared to 3 transfers in the same period 2016.

Licensing fee and other income of $92,000, for the quarter ended February 28, 2017, decreased $67,000, or 42.1% from $159,000 for the quarter ended February 29, 2016. The decrease in licensing fees and other income was primarily due to a one time nontraditional vendor rebate payment in 2016 of $40,000 and a decrease in 2017 of $4,000 in nontraditional revenue compared to 2016. There was a decrease of $15,000 for settlement and other income and a decrease in Sign Shop revenue of $7,000 in 2017 as compared to the same period in 2016.

Total operating expenses of $440,000, for the quarter ended February 28, 2017 decreased $52,000, or 10.6% from $492,000 for the quarter ended February 29, 2016. Changes in operating expenses from the first quarter 2017 to same period 2016 were primarily due to a decrease in payroll and payroll related expenses of $30,000, a decrease in advertising and promotion expense of $3,000, a decrease in employee benefit expense of $5,000, a decrease in Sign Shop cost of goods of $12,000 and a decrease in general operating expenses of $2,000.

Interest expense and interest income netted to less than a $1,000 in the quarters ended February 28, 2017 and February 29, 2016.

Earnings per share, as reported for basic and diluted outstanding shares for the first quarters ended February 28, 2017 and February 29, 2016 was $0.01 per share.

Liquidity and Capital Resources

At February 28, 2017, the Company had working capital of $465,000 and unrestricted cash of $674,000. At November 30, 2016 the Company had working capital of $557,000 and unrestricted cash of $907,000.

During the three months ended February 28, 2017, the Company had net income of $53,000 and operating activities used cash of $83,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the three months ending February 28, 2017 were depreciation and amortization of $5,000 less a provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities decreased cash by $139,000. During the three month period ending February 29, 2016, the Company had net income of $89,000 and operating activities provided cash of $110,000. The principal adjustments to reconcile net income to cash provided by operating activities for the three months ending February 29, 2016 were depreciation and amortization of $5,000 less a provision for uncollectible accounts of $1,000. In addition changes in operating assets and liabilities increased cash by $17,000.

The Company used $5,000 and $4,000 for investing activities for the three months ended February 28, 2017 and February 29, 2019, respectively.

The Company used $145,000 and $218,000 for cash distribution/dividend payments during the three months ended February 28, 2017 and February 29, 2016, respectively.

On March 15, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of March 31, 2017, payable April 20, 2017. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

The Company believes that for tax purposes the cash distributions declared in calendar 2017 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2017, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for calendar 2017.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent and Adopted Accounting Procedures

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350), which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the standard eliminates Step 2 from the goodwill impairment test. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2019, including the interim periods within that reporting period. The Company has elected to early adopt this guidance in the quarter ended February 28, 2017.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016, filed with the Securities and Exchange Commission on February 23, 2017.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2017.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2017 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated:April 13, 2017	/s/ Geraldine Conn
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