Form 10-Q
period 2017-05-31
BAB, INC.
filed 2017-07-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2017
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)
		Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐   No ☒

As of July 14, 2017 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2017	November 30, 2016

ASSETS
Current Assets
Cash	$752,915	$907,116
Restricted cash	632,383	598,887
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $22,256 in 2017 and $25,319 in 2016 )	50,196	50,844
Marketing fund contributions receivable from franchisees and stores	8,360	10,238
Inventories	26,741	16,130
Prepaid expenses and other current assets	79,244	81,021
Total Current Assets	1,549,839	1,664,236

Property, plant and equipment (net of accumulated depreciation of $153,604 in 2017 and $152,334 in 2016)	4,871	1,226
Trademarks	459,637	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,398 in 2017 and $114,290 in 2016)	-	9,108
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,206,279	2,207,287
Total Assets	$3,756,118	$3,871,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$53,460	$43,383
Accrued expenses and other current liabilities	293,528	365,169
Unexpended marketing fund contributions	641,503	609,380
Deferred franchise fee revenue	-	40,000
Deferred licensing revenue	32,440	49,226
Current and Total Liabilities	1,020,931	1,107,158

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2017 and November 30, 2016	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2017 and November 30, 2016	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2017 and November 30, 2016	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,537,323)	(11,508,145)
Total Stockholders' Equity	2,735,187	2,764,365
Total Liabilities and Stockholders' Equity	$3,756,118	$3,871,523

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Month Periods Ended May 31, 2017 and 2016

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2017	2016	2017	2016
REVENUES
Royalty fees from franchised stores	$447,982	$449,713	$848,243	$856,613
Franchise fees	40,000	3,000	40,000	18,000
Licensing fees and other income	119,895	111,727	212,355	270,704
Total Revenues	607,877	564,440	1,100,598	1,145,317
OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	261,907	242,811	508,984	520,067
Occupancy	43,934	42,948	89,795	87,738
Advertising and promotion	4,442	11,893	11,712	21,592
Professional service fees	27,253	22,655	77,574	71,532
Travel	10,150	8,360	18,876	17,336
Employee benefit expense	40,874	33,064	80,253	77,355
Depreciation and amortization	5,170	5,167	10,378	10,016
Other	78,166	65,640	114,361	118,443
Total Operating Expenses	471,896	432,538	911,933	924,079
Income from operations	135,981	131,902	188,665	221,238
Interest income	31	147	63	333
Interest expense	-	(397)	-	(794)
Income before provision for income taxes	136,012	131,652	188,728	220,777
Provision for income taxes
Current tax	-	-	-	-
Net Income	$136,012	$131,652	$188,728	$220,777

Net Income per Share - Basic and Diluted	$0.02	$0.02	$0.03	$0.03

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.03	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended May 31, 2017 and 2016

(Unaudited)

	For the six months ended May 31,
	2017	2016
Operating activities
Net income	$188,728	$220,777
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	10,378	10,016
Provision for uncollectible accounts, net of recoveries	(3,063)	(2,791)
Changes in:
Trade accounts receivable and notes receivable	3,711	(12,126)
Restricted cash	(33,496)	(81,728)
Marketing fund contributions receivable	1,878	(6,253)
Inventories	(10,611)	583
Prepaid expenses and other	1,777	(8,810)
Accounts payable	10,077	2,539
Accrued liabilities	(71,641)	(9,294)
Unexpended marketing fund contributions	32,123	87,981
Deferred revenue	(56,786)	1,012
Net Cash Provided by Operating Activities	73,075	201,906

Investing activities
Capitalization of trademark renewals	(4,455)	(4,022)
Purchase of Equipment	(4,915)	-
Net Cash Used In Investing Activities	(9,370)	(4,022)

Financing activities
Cash distributions/dividends	(217,906)	(290,540)
Net Cash Used In Financing Activities	(217,906)	(290,540)

Net Decrease in Cash	(154,201)	(92,656)

Cash, Beginning of Period	907,116	837,382
Cash, End of Period	$752,915	$744,726

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$15,801	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended May 31, 2017 and 2016

(Unaudited)

Note 1. Nature of Operations

BAB, Inc. (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”), BAB Operations, Inc. (“Operations”) and BAB Investments, Inc (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin® (“MFM”), was acquired in 1997 and is included as a part of Systems. Brewster’s® Coffee (“Brewster’s”) was established in 1996 and the coffee is sold in BAB and MFM locations as well as through license agreements. SweetDuet (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark. Investments was incorporated September 9, 2009 to be used for the purpose of acquisitions. To date, there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At May 31, 2017, the Company had 85 franchise units and 3 licensed units in operation in 24 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop revenue. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, interior and exterior signage and point of purchase materials.

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

2. Units Open and Under Development

Units which are open or under development at May 31, 2017 are as follows:

Stores open:

Franchisee-owned stores	85
Licensed Units	3
88
Unopened stores with Franchise Agreements	-

Total operating units and units with Franchise Agreements	88

3. Earnings/(Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended May 31,		For the six months ended May 31,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$136,012	$131,652	$188,728	$220,777

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic and Diluted	$0.02	$0.02	$0.03	$0.03

There were no outstanding options for the three or six months ended May 31, 2017. For the three months ended February 29, 2016 and six months ended May 31, 2016, the Company excluded 175,000 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. All remaining options expired on November 23, 2016 and there were no options outstanding as of May 31, 2017. As of May 31, 2016, there were 1,225,000 stock options exercised or forfeited under the Plan. All options outstanding were either forfeited or expired during the year ended November 30, 2016.

	For the six months ended:
	May 31, 2017	May 31, 2016
Options outstanding at beginning of year	-	237,500
Granted	-	-
Forfeited or expired	-	(62,500)
Exercised	-	-
Outstanding at end of period	-	175,000

 5. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance and has elected to early adopt ASU 2017-04 “Intangibles – Goodwill and Other” (Topic 350) in the first quarter ended February 28, 2017.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.

The Company has consistently conducted its annual test during the first quarter. During the quarter, management qualitatively assessed goodwill to determine whether testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2017, and a quantitative assessment was not considered necessary. There were no factors noted at May 31, 2017 that would require additional testing.

The impairment test performed November 30, 2016 was based on a fair market value calculation using a discounted cash flow model that incorporated management’s business plan projection for expected future cash flows. Based on the computation it was determined that no impairment had occurred. There have been no material changes in the first or second quarters of 2017 and it is believed that the cash flow projections are in line with current year income and expenses.

6. Recent and Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350), which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the standard eliminates Step 2 from the goodwill impairment test. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2019, including the interim periods within that reporting period. The Company elected to early adopt this guidance in the quarter ended February 28, 2017.

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

6. Recent and Adopted Accounting Pronouncements (Cont’d)

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company will adopt ASU 2015-17 during the year ended November 30, 2018, on a retrospective basis. The effect of this change is not expected to materially alter the Company’s financial position as a whole.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

7. Stockholder’s Equity

The Board of Directors declared a cash distribution/dividend on March 3, June 6 and September 6, 2016 of $0.01 per share, paid April 13, July 11, and October 12, 2016, respectively. On December 5, 2016, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 9, 2017. On March 15, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of March 31, 2017 and paid on April 20, 2017.

On June 5, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of June 26, 2017, payable July 13, 2017.

7. Stockholder’s Equity (Cont’d)

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same. On May 22, 2017 an amendment was filed extending the final expiration date to mean the seventh anniversary date of the original agreement. All other original rights and provisions remain the same.

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

General

There are 85 franchised and 3 licensed units at May 31, 2017 compared to 83 franchised and 3 licensed units at May 31, 2016.  System-wide revenues for the six months ended May 31, 2017 were $17.2 million as compared to May 31, 2016 which were $17.4 million.

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

As of May 31, 2017, the Company employed 15 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2017 versus Three Months Ended May 31, 2016

For the three months ended May 31, 2017 and 2016, the Company reported net income of $136,000 and $132,000, respectively. Total revenue of $608,000 increased $44,000, or 7.8%, for the three months ended May 31, 2017, as compared to total revenue of $564,000 for the three months ended May 31, 2016.

Royalty fee revenue of $448,000, for the quarter ended May 31, 2017, decreased $2,000, or 0.4%, from the $450,000 for quarter ended May 31, 2016.

Franchise fee revenues of $40,000, for the quarter ended May 31, 2017, increased $37,000 from $3,000 for the quarter ended May 31, 2016. There were two store openings in the quarter ended May 31, 2017 compared to one transfer in the three months ending May 31, 2016.

Licensing fee and other income of $120,000, for the quarter ended May 31, 2017, increased $8,000, or 7.1% from $112,000 for the quarter ended May 31, 2016. The franchise agreement for UAE and the Middle East with Mont Royal General Trading, LLC, has terminated and it has been restructured as a licensing agreement with Mont Royal Restaurant and Café, LLC for the UAE only. With the restructured license agreement there is an annual license fee of $2,500 per year for the location opened in 2015 and $7,500 per year for each additional location. We received a $10,000 license fee the second quarter 2017 and none in the same period 2016, offset by a $2,000 decrease in Sign Shop revenue from the second quarter May 31, 2017 compared to May 31, 2016.

Total operating expenses of $472,000, for the quarter ended May 31, 2017 increased $39,000, or 9.0% from $433,000 for the quarter ended May 31, 2016. The 2017 increase was primarily due to an increase in payroll and payroll tax expense of $19,000, franchise development expense of $14,000, franchise compliance expense of $9,000, employee benefit expense of $8,000, legal expenses of $5,000 and travel expense of $2,000. The increased expenses were offset by decreases in advertising and promotion expense of $7,000 and a decrease of $11,000 in cost of goods sold for the Sign Shop.

Interest expense and interest income netted to less than a $1,000 in the quarters ended May 31, 2017 and same period 2016.

Earnings per share, as reported for basic and diluted outstanding shares for the quarter ended May 31, 2017 and 2016 was $0.02.

Six Months Ended May 31, 2017 versus Six Months Ended May 31, 2016

For the six months ended May 31, 2017 and 2016, the Company reported net income of $189,000 and $221,000, respectively. Total revenue of $1,101,000 decreased $44,000, or 3.8%, for the six months ended May 31, 2017, as compared to total revenue of $1,145,000 for the six months ended May 31, 2016.

Royalty fee revenue of $848,000, for the six months ended May 31, 2017, decreased $9,000, or 1.1%, from the $857,000 for the six months ended May 31, 2016. Royalty revenues decreased primarily because 2016 was leap year and included one additional day’s sales.

Franchise fee revenues of $40,000, for the six months ended May 31, 2017, decreased $22,000, or 122.2%, from the $18,000 for the six months ended May 31, 2016. Two stores were opened for the six months of 2017 compared to four transfers in the six months ended May 31, 2016.

Licensing fee and other income of $212,000, for the six months ended May 31, 2017, decreased $59,000, or 21.8%, from $271,000 for the six months ended May 31, 2016. The decrease in 2017 was primarily due to a one time nontraditional vendor rebate payment in 2016 of $40,000, a decrease in Sign Shop revenue of $9,000, a decrease in settlement income of $5,000 and a decrease in nontraditional revenue of $5,000 for the six months ended May 31, 2017 compared to the same period 2016.

Total operating expenses of $912,000 decreased $12,000, or 1.3%, for the six months ended May 31, 2017, from $924,000 for the same period 2016. The decrease was primarily due to a decrease in payroll and payroll related expenses of $11,000, a decrease in advertising expenses of $10,000 and a decrease in general expenses of $4,000, which included decreased Sign Shop cost of goods sold for the six months ended May 31, 2017 compared to the same period 2016. This was offset by an increase in legal fees of $6,000, an increase in employee benefit expense of $3,000, an increase in travel of $2,000 and an increase in occupancy of $2,000 for the six months ended May 31, 2017 compared to the same period 2016.

Interest income and interest expense for the six months ended May 31, 2017 and 2016 netted to less than a $1,000.

There was no income tax expense recorded for the six months ended May 31, 2017 and 2016.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2017 and 2016 was $0.03 per share.

Liquidity and Capital Resources

At May 31, 2017, the Company had working capital of $529,000 and unrestricted cash of $753,000. At November 30, 2016 the Company had working capital of $557,000 and unrestricted cash of $907,000.

During the six months ended May 31, 2016, the Company had net income of $189,000 and operating activities provided cash of $73,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the six months ending May 31, 2016 were depreciation and amortization of $10,000 less a provision for uncollectible accounts of $3,000. In addition, changes in operating assets and liabilities decreased cash by $123,000. During May 31, 2016, the Company had net income of $221,000 and operating activities provided cash of $202,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the six months ending May 31, 2016 were depreciation and amortization of $10,000 less a provision for uncollectible accounts of $3,000. In addition changes in operating assets and liabilities decreased cash by $26,000.

The Company used $9,000 and $4,000 for investing activities for the six months ended May 31, 2017 and 2016, respectively.

The Company used $218,000 and $291,000 for cash distribution/dividend payments during the six month period ended May 31, 2017 and 2016, respectively.

On June 5, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of June 26, 2017, payable July 13, 2017. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

The Company believes that for tax purposes the cash distributions declared in 2017 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2017, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2017.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent and Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350), which is intended to simplify the test for goodwill impairment. To simplify the subsequent measurement of goodwill, the standard eliminates Step 2 from the goodwill impairment test. Instead, an entity will perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment test is necessary. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2019, including the interim periods within that reporting period. The Company elected to early adopt this guidance in the quarter ended February 28, 2017.

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

 In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted and the standard may be applied either retrospectively or on a prospective basis to all deferred tax assets and liabilities. The Company will adopt ASU 2015-17 during the year ended November 30, 2018, on a retrospective basis. The effect of this change is not expected to materially alter the Company’s financial position as a whole.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016, filed with the Securities and Exchange Commission on February 23, 2017.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or six months ended May 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2017 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 14, 2017	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 6, 2013, and Amended June 18, 2014, August 18, 2015 and May 22, 2017)
10.2	Long-Term Incentive and Stock Option Plan (See Form 10-K for year ended November 30, 2015 filed February 24, 2016)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document, filed herewith
101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith