Form 10-Q
period 2017-08-31
BAB, INC.
filed 2017-10-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2017
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or a emerging growth company.    Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐  (Do not check if a smaller reporting company)   Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐    No ☒

As of October 13, 2017 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2017	November 30, 2016
ASSETS
Current Assets
Cash	$745,745	$907,116
Restricted cash	702,100	598,887
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $20,317 in 2017 and $25,319 in 2016 )	54,351	50,844
Marketing fund contributions receivable from franchisees and stores	10,831	10,238
Inventories	26,940	16,130
Prepaid expenses and other current assets	98,080	81,021
Total Current Assets	1,638,047	1,664,236

Property, plant and equipment (net of accumulated depreciation of $154,221 in 2017 and $152,334 in 2016)	4,254	1,226
Trademarks	459,637	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,398 in 2017 and $114,290 in 2016)	-	9,108
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,205,662	2,207,287
Total Assets	$3,843,709	$3,871,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$39,665	$43,383
Accrued expenses and other current liabilities	271,645	365,169
Unexpended marketing fund contributions	713,727	609,380
Deferred franchise fee revenue	-	40,000
Deferred licensing revenue	24,047	49,226
Current and Total Liabilities	1,049,084	1,107,158

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2017 and November 30, 2016	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2017 and November 30, 2016	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2017 and November 30, 2016	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,477,885)	(11,508,145)
Total Stockholders' Equity	2,794,625	2,764,365
Total Liabilities and Stockholders' Equity	$3,843,709	$3,871,523

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2017 and 2016

 (Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2017	2016	2017	2016
REVENUES
Royalty fees from franchised stores	$446,778	$441,949	$1,295,021	$1,298,562
Franchise fees	10,000	60,000	50,000	78,000
Licensing fees and other income	107,049	114,181	319,404	384,885
Total Revenues	563,827	616,130	1,664,425	1,761,447
OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	258,601	248,233	767,585	768,300
Occupancy	43,913	43,599	133,708	131,337
Advertising and promotion	5,997	10,485	17,709	32,077
Professional service fees	29,079	36,844	106,653	108,376
Travel	9,686	9,196	28,562	26,532
Employee benefit expense	42,245	38,869	122,498	116,224
Depreciation and amortization	617	5,167	10,995	15,183
Other	41,640	58,186	156,001	176,629
Total Operating Expenses	431,778	450,579	1,343,711	1,374,658
Income from operations	132,049	165,551	320,714	386,789
Interest income	24	90	87	423
Interest expense	-	(396)	-	(1,190)
Income before provision for income taxes	132,073	165,245	320,801	386,022
Provision for income taxes
Current tax	-	-	-	-
Net Income	$132,073	$165,245	$320,801	$386,022

Net Income per Share - Basic and Diluted	$0.02	$0.02	$0.04	$0.05

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.04	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2017 and 2016

 (Unaudited)

	For the nine months ended August 31,
	2017	2016
Operating activities
Net income	$320,801	$386,022
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	10,995	15,183
Provision for uncollectible accounts, net of recoveries	(5,001)	(3,954)
Changes in:
Trade accounts receivable and notes receivable	1,494	15,574
Restricted cash	(103,213)	(181,876)
Marketing fund contributions receivable	(593)	12,319
Inventories	(10,810)	3,544
Prepaid expenses and other	(17,059)	(7,385)
Accounts payable	(3,718)	654
Accrued liabilities	(93,524)	(13,416)
Unexpended marketing fund contributions	104,347	169,557
Deferred revenue	(65,179)	(48,631)
Net Cash Provided by Operating Activities	138,540	347,591

Investing activities
Capitalization of trademark renewals	(4,455)	(4,022)
Purchase of Equipment	(4,915)	-
Net Cash Used In Investing Activities	(9,370)	(4,022)

Financing activities
Cash distributions/dividends	(290,541)	(363,175)
Net Cash Used In Financing Activities	(290,541)	(363,175)

Net Decrease in Cash	(161,371)	(19,606)

Cash, Beginning of Period	907,116	837,382
Cash, End of Period	$745,745	$817,776

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$18,173	$8,171

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2017 and 2016

 (Unaudited)

Note 1. Nature of Operations

BAB, Inc. (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”), BAB Operations, Inc. (“Operations”) and BAB Investments, Inc. (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin® (“MFM”) was acquired in 1997 and is included as a part of Systems. Brewster’s® Coffee (“Brewster’s”) was established in 1996 and the coffee is sold in BAB and MFM locations as well as through license agreements. SweetDuet (“SD”) frozen yogurt can be added as an additional brand in a BAB or MFM location. Operations was formed on August 30, 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels® (“Jacobs Bros.”) were acquired on February 1, 1999, and any branded wholesale business uses this trademark. Investments was incorporated September 9, 2009 to be used for the purpose of acquisitions. To date, there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At August 31, 2017, the Company had 83 franchise units and 3 licensed units in operation in 24 states. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop revenue. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, menu panels, interior and exterior signage and point of purchase materials.

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

2. Units Open and Under Development

Units which are open or under development at August 31, 2017 are as follows:

Stores open:

Franchisee-owned stores	83
Licensed Units	3
86
Unopened stores with Franchise
Agreements	2

Total operating units and units with Franchise Agreements	88

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended August 31,		For the nine months ended August 31,
	2017	2016	2017	2016
Numerator:
Net income available to common shareholders	$132,073	$165,245	$320,801	$386,022

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic and Diluted	$0.02	$0.02	$0.04	$0.05

There were no outstanding options for the three or nine months ended August 31, 2017. For the three and nine months ended August 31, 2016, the Company excluded 175,000 potential shares attributable to outstanding stock options from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

4.  Stock Options

In May 2001, the Company approved a Long-Term Incentive and Stock Option Plan (“Plan”). The Plan reserved and has issued 1,400,000 shares of common stock for grant. All remaining options expired on November 23, 2016 and there were no options outstanding as of August 31, 2017. As of August 31, 2016, there were 1,225,000 stock options exercised or forfeited under the Plan. All options outstanding were either forfeited or expired during the year ended November 30, 2016.

	For the nine months ended:
	August 31, 2017	August 31, 2016
Options outstanding at beginning of year	-	237,500
Granted	-	-
Forfeited or expired	-	(62,500)
Exercised	-	-
Outstanding at end of period	-	175,000

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

The Company has consistently conducted its annual test during the first quarter. During the quarter, management qualitatively assessed goodwill to determine whether testing is necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2017, and a quantitative assessment was not considered necessary. There were no factors noted at August 31, 2017 that would require additional testing.

The impairment test performed November 30, 2016 was based on a fair market value calculation using a discounted cash flow model that incorporated management’s business plan projection for expected future cash flows. Based on the computation it was determined that no impairment had occurred. There have been no material changes in any of the three quarters of 2017 and it is believed that the cash flow projections are in line with current year income and expenses.

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

6. Recent and Adopted Accounting Pronouncements

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

7. Stockholder’s Equity

The Board of Directors declared a cash distribution/dividend on March 3, June 6 and September 6, 2016 of $0.01 per share, paid April 13, July 11, and October 12, 2016, respectively. On December 5, 2016, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 9, 2017. On March 15, and June 7, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share, paid on April 20, and July 13, 2017, respectively.

On September 7, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of September 25, 2017, payable October 13, 2017.

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

General

There are 83 franchised and 3 licensed units at August 31, 2017 compared to 86 franchised and 3 licensed units at August 31, 2016.  System-wide revenues for the nine months ended August 31, 2017 were $26.3 million as compared to August 31, 2016 which were $26.4 million.

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

As of August 31, 2017, the Company employed 15 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2017 versus Three Months Ended August 31, 2016

For the three months ended August 31, 2017 and 2016, the Company reported net income of $132,000 and $165,000, respectively. Total revenue of $564,000 decreased $52,000, or 8.4%, for the three months ended August 31, 2017, as compared to total revenue of $616,000 for the three months ended August 31, 2016.

Royalty fee revenue of $447,000, for the quarter ended August 31, 2017, increased $5,000, or 1.1%, from the $442,000 for quarter ended August 31, 2016.

Franchise fee revenues of $10,000, for the quarter ended August 31, 2017, decreased $50,000, or 83.3% from the $60,000 for the quarter ended August 31, 2016. There were no store openings and two transfers in the quarter ended August 31, 2017 compared to two stores opened and two transfers in the three months ending August 31, 2016.

Licensing fee and other income of $107,000, for the quarter ended August 31, 2017, decreased $7,000, or 6.1% from $114,000 for the quarter ended August 31, 2016. The decrease was primarily due to decreased Sign Shop revenues for the third quarter ended August 31, 2017 compared to the same quarter 2016.

Total operating expenses of $432,000, for the quarter ended August 31, 2017 decreased $19,000, or 4.2% from $451,000 for the quarter ended August 31, 2016. The 2017 decrease was primarily due to a decrease in franchise development of $16,000, a decrease in professional services of $8,000, a decrease of $4,000 each for advertising and amortization and a decrease of $3,000 for Sign Shop cost of goods sold. These were offset by increases in payroll and payroll related expenses of $11,000, an increase in employee benefit expense of $3,000 and an increase of $2,000 in general expenses for the third quarter 2017 compared to the same period in 2016.

Earnings per share, as reported for basic and diluted outstanding shares for the quarter ended August 31, 2017 and 2016 was $0.02.

Nine Months Ended August 31, 2017 versus Nine Months Ended August 31, 2016

For the nine months ended August 31, 2017 and 2016, the Company reported net income of $321,000 and $386,000, respectively. Total revenue of $1,664,000 decreased $97,000, or 5.5%, for the nine months ended August 31, 2017, as compared to total revenue of $1,761,000 for the nine months ended August 31, 2016.

Royalty fee revenue of $1,295,000, for the nine months ended August 31, 2017, decreased $4,000, or 0.3%, from the $1,299,000 for the nine months ended August 31, 2016. Royalty revenues were primarily flat and 2016 was leap year and included one additional day’s sales.

Franchise fee revenues of $50,000, for the nine months ended August 31, 2017, decreased $28,000, or 35.9%, from the $78,000 for the nine months ended August 31, 2016. One store was opened and five transfers for the nine months in 2017 compared to two stores opened and six transfers in the nine months same period in 2016.

Licensing fee and other income of $319,000, for the nine months ended August 31, 2017, decreased $66,000, or 17.1%, from $385,000 for the nine months ended August 31, 2016. The decrease in 2017 was primarily due to a one time nontraditional vendor rebate payment in 2016 of $40,000, a decrease in Sign Shop revenue of $15,000, a decrease in nontraditional income of $6,000 and a decrease in settlement fees of $5,000 compared to same period 2016.

Total operating expenses of $1,344,000 decreased $31,000, or 2.3%, for the nine months ended August 31, 2017, from $1,375,000 for the same period 2016. The decrease was primarily due to a decrease in Sign Shop cost of goods sold of $24,000, advertising expenses of $14,000, amortization expense of $4,000 and a decrease in franchise development of $2,000 for the nine months ended August 31, 2017 compared to the same period 2016. This was offset by an increase in employee benefit expense of $6,000 and an increase in general expenses of $6,000 for the nine months ended August 31, 2017 compared to the same period 2016.

There was no income tax expense recorded for the nine months ended August 31, 2017 and 2016.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2017 and 2016 was $0.04 and $0.05 per share, respectively.

Liquidity and Capital Resources

At August 31, 2017, the Company had working capital of $589,000 and unrestricted cash of $746,000. At November 30, 2016 the Company had working capital of $557,000 and unrestricted cash of $907,000.

During the nine months ended August 31, 2016, the Company had net income of $321,000 and operating activities provided cash of $139,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the nine months ending August 31, 2016 were depreciation and amortization of $11,000 less a provision for uncollectible accounts of $5,000. In addition, changes in operating assets and liabilities decreased cash by $188,000. During August 31, 2016, the Company had net income of $386,000 and operating activities provided cash of $348,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the nine months ending August 31, 2016 were depreciation and amortization of $15,000 less a provision for uncollectible accounts of $4,000. In addition, changes in operating assets and liabilities decreased cash by $50,000.

The Company used $9,000 and $4,000 for investing activities for the nine months ended August 31, 2017 and 2016, respectively.

The Company used $291,000 and $363,000 for cash distribution/dividend payments during the nine month period ended August 31, 2017 and 2016, respectively.

On September 7, 2017, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of September 25, 2017, payable October 13, 2017. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2016, filed with the Securities and Exchange Commission on February 23, 2017.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or nine months ended August 31, 2017.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2017 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2017 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: October 13, 2017	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)
4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)
4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)
4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)
10.2	Long-Term Incentive and Stock Option Plan (See Form 10-K for year ended November 30, 2015 filed February 24, 2016)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document, filed herewith
101.SCH XBRL	Taxonomy Extension Schema Document, filed herewith
101.CAL XBRL	Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF XBRL	Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB XBRL	Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE XBRL	Taxonomy Extension Presentation Linkbase Document, filed herewith