Form 10-K
period 2017-11-30
BAB, INC.
filed 2018-02-26
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2017
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (check one): Large Accelerated Filer [  ], Accelerated Filer [  ], Non-Accelerated Filer [  ], Smaller Reporting Company [ X ], Emerging Growth Company [  ].

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [ ]   No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,220,893.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,252,482 based on 4,336,643 shares held by nonaffiliates as of May 31, 2017; Closing price ($0.75) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 23, 2018.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2017, the Company had 82 franchise units and 3 licensed units in operation in 23 states and the United Arab Emirates. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provided the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials. Beginning in December 2017, a majority of franchise signage and point of sale materials will be outsourced to a printer that will be able to provide consistency and convenience to the franchisees. Outsourcing signage will not have a material effect on revenues or net income.

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

Net Income

The Company reported net income of $454,000 and $449,000 for the years ended November 30, 2017 and 2016, respectively.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Savencia Cheese USA, Coca-Cola and U.S. Foods.  The Company is not dependent on any of these suppliers for future growth and profitability since like products that may be purchased from these suppliers are available from other sources.

LOCATIONS

The Company had 82 franchised locations and 3 licensed units in 23 states and the United Arab Emirates. There are 2 units under development.

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

The Company believes the primary direct competitors of its bagel units are Panera Bread Company, Bruegger's Bagel Bakery and Einstein Noah Restaurant Group, which operates Einstein Bros. Bagels. There are several other regional bagel chains with fewer than 50 stores, as well as numerous small, independently owned bagel bakeries and national fast food restaurants such as Dunkin’ Donuts and McDonald’s, all of which may compete with the Company. There is no major national competitor in the muffin business, but there are a number of regional and local operators. The Company believes the primary direct competitors for its yogurt concept are Red Mango, Yogurtland and TCBY. There are several regional and a number of local individual operators. Additionally, the Company competes directly with a number of national, regional and local coffee competitors.

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

The Company's franchising operations are subject to regulation by the FTC under the Uniform Franchise Act which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Franchise Disclosure Document (“ FDD”) in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its FDD, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 30, 2017, the Company employed 13 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and Sign Shop operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company's principal executive office, consisting of approximately 7,150 square feet, is located in Deerfield, Illinois and is leased. The Company elected to extend the lease term under the first amendment to the original lease and it expires September 30, 2018.  The Company is reviewing its lease renewal options.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2017 and 2016.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2017	Low	High
First quarter	0.73	0.88
Second quarter	0.69	0.83
Third quarter	0.69	0.78
Fourth quarter	0.61	0.82

Year Ended: November 30, 2016	Low	High
First quarter	0.55	0.65
Second quarter	0.56	0.64
Third quarter	0.56	0.74
Fourth quarter	0.70	0.91

As of February 15, 2018, the Company's Common Stock was held by 139 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 15, 2018, is approximately 1,100 based upon information provided by a proxy services firm.

STOCK OPTIONS

In May 2001, the Company's Board of Directors approved a Long-Term Incentive and Stock Option Plan (Plan), with an amendment in May 2003 to increase the Plan from the reserve of 1,100,000 shares to 1,400,000 shares of Common Stock for grant.  A total of 1,400,000 stock options have been granted to directors, officers and employees.  In 2017 and 2016, no options were granted. As of November 30, 2016, all stock options had been exercised or forfeited under the Plan.  (See Note 6 of the audited consolidated financial statements included herein.)

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 15, June 7 and September 7, 2017, paid April 20, July 13, and October 13, 2017, respectively On December 5, 2016, a $0.01 quarterly and $.01 special cash distribution/dividend per share was declared and paid January 9, 2017.

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

GENERAL

The Company has 82 franchised and 3 licensed units with 2 units under development at the end of 2017. Units in operation and under development at the end of 2016 included 85 franchised and 3 licensed units and 2 units under development.  System-wide revenues were $35.0 million in 2017 and $35.5 million in 2016.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through a licensing agreement with Green Beans Coffee. Also included in licensing fees and other income is Operation’s Sign Shop results. For franchise consistency and convenience, the Sign Shop provided the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs. Beginning in December 2017, a majority of franchise signage and point of sale materials will be outsourced to a printer that will be able to provide consistency and convenience to the franchisees. Outsourcing signage will not have a material effect on revenues or net income.

YEAR 2017 COMPARED TO YEAR 2016

Total revenues from all sources decreased $165,000, or 6.9%, to $2,221,000 in 2017 from $2,386,000 in the prior year due to a decrease in royalty revenue of $18,000, a decrease in franchisee fee revenue of $63,000 and a decrease in licensing fees and other income of $84,000.

Royalty revenue from franchise stores decreased $18,000, or 1.0%, to $1,727,000 in 2017 as compared to $1,745,000 in 2016. Franchise fee revenue decreased $63,000, or 55.8%, to $50,000 in 2017 versus $113,000 in 2016.  During fiscal 2017 there were 2 store openings and 2 transfers, compared to 3 store openings, 6 transfers and one defaulted preliminary agreement in 2016. Licensing fees and other income decreased $84,000, or 15.9%, to $444,000 in 2017 compared to $528,000 in 2016.  The decrease in licensing and other income was primarily due to a decrease of $61,000 in settlement and other income, $14,000 for Sign Shop revenues and $9,000 in nontraditional revenues in 2017 as compared to 2016.

Total operating expenses in 2017 were $1,761,000, or 79.3% of revenues, compared to $1,926,000, or 80.7% of revenues in 2016. Total operating expenses decreased $165,000, or 8.6%, in 2017 compared to 2016.

The decrease in operating expenses of $165,000 in 2017 was primarily due to a decrease in payroll of $101,000 because there was no bonuses in 2017 versus bonuses paid in 2016. In 2017 there was a decrease in advertising and promotions of $17,000, a decrease in legal expenses of $13,000, a decrease in franchise development of $12,000, a decrease in Sign Shop expenses for cost of goods and obsolete inventory of $25,000 and a decrease in depreciation and amortization of $9,000. These expenses were offset by an increase in rent of $3,000, employee benefits of $3,000, an increase in bad debt expense of $2,000 and an increase in general expenses of $4,000.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. We recognize deferred tax assets to the extent that we believe these assets are more likely than not to be realized. In making such a determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences. This rate reduction is not expected to have a significant impact on the net deferred tax asset which will be reviewed during the first quarter of fiscal 2018.

Interest income was less than $1,000 in 2017 and 2016.

Interest expense decreased $1,000 to zero in 2017 versus $1,000 in 2016, as a result of no outstanding debt in 2017.

There was an income tax expense of $6,000 in 2017 compared to an expense of $10,000 in 2016.

Net income totaled $454,000 or 20.4% of revenue in 2017 as compared to $449,000 or 18.8%, of revenue in the prior year. Earnings per share for basic and diluted outstanding shares are $.06 for 2017 and 2016.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2017, the Company had working capital of $648,000 and unrestricted cash of $793,000. At November 30, 2016, the Company had working capital of $557,000 and unrestricted cash of $907,000.

During fiscal 2017, the Company had net income of $454,000 and operating activities which provided cash of $260,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $12,000, less the provision for uncollectible accounts of $6,000. In addition, changes in other operating assets and liabilities decreased a total of $200,000. During fiscal 2016, the Company had net income of $449,000 and operating activities which provided cash of $543,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $20,000, less the provision for uncollectible accounts of $8,000. In addition, changes in other operating assets and liabilities increased a total of $82,000.

During fiscal 2017, the Company used $11,000 for investing activities for equipment purchases and trademark renewal. During fiscal 2016, the Company used $4,000 for investing activities for trademark renewals.

For financing activities in fiscal 2017, $363,000 was used for cash distributions/dividend payments to common stockholders. For financing activities in fiscal 2016, $33,000 was used for repayment of debt and $436,000 for cash distributions/dividend payments to common stockholders.

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

On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no outstanding debt at November 30, 2017.

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

Following the guidelines contained in ASC 350, the corporation tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2017, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2017, and a quantitative assessment was not considered necessary.

Management reviewed the qualitative assessment conducted during the first quarter 2017 at year end and does not believe that any impairment exists at November 30, 2017.

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

As of November 30, 2017 the Company has net operating loss carryforwards of approximately $2,592,000 expiring between 2018 and 2029 for U.S. federal income tax purposes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $457,000 and $641,000 as of November 30, 2017 and 2016, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

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

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We are currently evaluating the standards to determine whether the services we provide related to upfront fees we receive from franchisees such as initial or renewal fees contain separate and distinct performance obligations from the franchise right. If we determine these services are not separate and distinct from the overall franchise right, the fees received will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. The standards require the unamortized portion of fees received to be presented in our Consolidated Balance Sheets as a contract liability. Any contract liabilities required to be recorded as a result of adopting these standards may be material to our Consolidated Balance Sheets given the volume of our franchise agreements and their duration, which is typically equal to ten years.

We are currently evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from our marketing fund. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Consolidated Statements of Income or Cash Flows. See Note 2 for details. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising cooperatives within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, we are still evaluating how this standard specifically affects this arrangement. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company will adopt ASU 2016-02 for fiscal year ending November 30, 2020 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company is evaluating the impact that adoption of this guidance will have on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2017 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2017 and 2016

C o n t e n t s

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors of BAB, Inc.

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries as of November 30, 2017 and 2016 and the related consolidated statements of income, stockholders’ equity and cash flows for the years then ended. BAB, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BAB, Inc. and Subsidiaries as of November 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By: /s/ Sassetti LLC

Oak Park, Illinois
February 26, 2018

BAB, Inc

Consolidated Balance Sheets

November 30, 2017 and 2016

	2017	2016
ASSETS
Current Assets
Cash	$792,655	$907,116
Restricted cash	693,425	598,887
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $19,438 in 2017 and $25,319 in 2016 )	56,342	50,844
Marketing fund contributions receivable from franchisees and stores	12,635	10,238
Inventories	19,761	16,130
Prepaid expenses and other current assets	85,770	81,021
Total Current Assets	1,660,588	1,664,236

Property, plant and equipment (net of accumulated depreciation of $154,762 in 2017 and $152,334 in 2016)	5,515	1,226
Trademarks	459,637	455,182
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,398 in 2017 and $114,290 in 2016)	-	9,108
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,206,923	2,207,287
Total Assets	$3,867,511	$3,871,523

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$43,741	$43,383
Accrued expenses and other current liabilities	243,397	365,169
Unexpended marketing fund contributions	706,856	609,380
Deferred franchise fee revenue	-	40,000
Deferred licensing revenue	18,155	49,226
Total Current Liabilities	1,012,149	1,107,158

Total Liabilities	1,012,149	1,107,158

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2017 and November 30, 2016	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2017 and November 30, 2016	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2017 and November 30, 2016	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,417,148)	(11,508,145)
Total Stockholders' Equity	2,855,362	2,764,365
Total Liabilities and Stockholders' Equity	$3,867,511	$3,871,523

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2017 and 2016

	2017	2016
REVENUES
Royalty fees from franchised stores	$1,726,976	$1,744,640
Franchise fees	50,000	113,000
Licensing fees and other income	443,917	528,527
Total Revenues	2,220,893	2,386,167

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,017,435	1,118,356
Occupancy	177,592	174,757
Advertising and promotion	24,065	40,650
Professional service fees	130,323	143,755
Travel	41,271	42,188
Employee benefit expense	158,646	156,125
Depreciation and amortization	11,536	20,152
Other	200,459	230,463
Total Operating Expenses	1,761,327	1,926,446
Income from operations	459,566	459,721
Interest income	107	502
Interest expense	-	(1,323)
Income before provision for income taxes	459,673	458,900
Provision for income taxes
Current tax expense	5,500	9,500
Net Income	$454,173	$449,400

Earnings per share - Basic and Diluted	$0.06	$0.06

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.05	$0.06

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2017 and 2016

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2015	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,521,735)	$2,750,775

Dividends Declared						(435,810)	(435,810)

Net Income						449,400	449,400

November 30, 2016	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,508,145)	$2,764,365

Dividends Declared						(363,176)	(363,176)

Net Income						454,173	454,173

November 30, 2017	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,417,148)	$2,855,362

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2017 and 2016

	2017	2016
Operating activities
Net income	$454,173	$449,400
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	11,536	20,152
Provision for uncollectible accounts, net of recoveries	(5,881)	(7,733)
Changes in:
Trade accounts receivable and notes receivable	383	31,968
Restricted cash	(94,538)	(178,148)
Marketing fund contributions receivable	(2,397)	10,873
Inventories	(3,631)	10,694
Prepaid expenses and other	(4,748)	2,775
Accounts payable	358	30,328
Accrued liabilities	(121,772)	53,253
Unexpended marketing fund contributions	97,476	167,275
Deferred revenue	(71,071)	(47,857)
Net Cash Provided by Operating Activities	259,888	542,980

Investing activities
Capitalization of trademark renewals	(4,455)	(4,023)
Purchase of equipment	(6,718)	-
Net Cash Used In Investing Activities	(11,173)	(4,023)

Financing activities
Repayment of borrowings	-	(33,413)
Cash distributions/dividends	(363,176)	(435,810)
Net Cash Used In Financing Activities	(363,176)	(469,223)

Net (Decrease)/Increase in Cash	(114,461)	69,734

Cash, Beginning of Period	907,116	837,382
Cash, End of Period	$792,655	$907,116

Supplemental disclosure of cash flow information:
Interest paid	$-	$1,323
Income taxes paid	$21,091	$8,171

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2017, the Company had 82 franchise units and 3 licensed units in operation in 23 states and the United Arab Emirates. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provides the majority of signage to franchisees, including but not limited to, posters, menu panels, build charts, outside window stickers and counter signs.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

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

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2017	2016
Operating Units
Franchise Owned	82	85
Licensed Units	3	3
	85	88
Unopened stores with Franchise Agreements:	2	2
Total operating units and units with Franchise Agreements	87	90

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

November 30, 2017 and 2016

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

Cash

As of November 30, 2017 and 2016, the Marketing Fund cash balances, which are restricted, were $693,000 and $599,000, respectively.

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

November 30, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (Continued)

Goodwill and Other Intangible Assets (Continued)

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2017, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2017, and a quantitative assessment was not considered necessary.

Management reviewed the qualitative assessment conducted during the first quarter 2017 at year end and does not believe that any impairment exists at November 30, 2017.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2015	$1,493,771	$455,182	$22,987	$1,971,940
Additions	-	-	4,022	4,022
Amortization expense	-	-	(17,901)	(17,901)
Net Balance as of November 30, 2016	$1,493,771	$455,182	$9,108	$1,958,061
Additions	-	4,455	-	4,455
Amortization expense	-	-	(9,108)	(9,108)
Net Balance as of November 30, 2017	$1,493,771	$459,637	$-	$1,953,408

Definite lived intangible assets were fully amortized during fiscal 2017.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $24,000 and $41,000 in 2017 and 2016, respectively. All advertising and promotion costs were related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2017 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2017 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns for the years ending November 30, 2014, 2015 and 2016 are subject to examination by the IRS and corresponding states, generally for three years after they are filed. (See Note 3.)

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

	2017	2016
Numerator:

Net income available to common shareholders	$454,173	$449,400

Denominator:

Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.06	$0.06

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Note 2 - Summary of Significant Accounting Policies (Continued)

Earnings Per Share (Continued)

At November 30, 2017 and 2016, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

Stock-Based Compensation

The Company recognizes compensation cost using a fair-value based method for all share-based payments granted after November 30, 2006, plus any awards granted to employees up through November 30, 2006 that remain unvested at that time. The Company had no recorded compensation expense arising from share-based payment arrangements for the Company’s stock option plan in 2017 or 2016.

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

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We are currently evaluating the standards to determine whether the services we provide related to upfront fees we receive from franchisees such as initial or renewal fees contain separate and distinct performance obligations from the franchise right. If we determine these services are not separate and distinct from the overall franchise right, the fees received will be recognized as revenue over the term of each respective franchise agreement. We currently recognize upfront franchise fees such as initial and renewal fees when the related services have been provided, which is when a store opens for initial fees and when renewal options become effective for renewal fees. The standards require the unamortized portion of fees received to be presented in our Consolidated Balance Sheets as a contract liability. Any contract liabilities required to be recorded as a result of adopting these standards may be material to our Consolidated Balance Sheets given the volume of our franchise agreements and their duration, which is typically equal to ten years.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Recent Accounting Pronouncements (continued)

We are currently evaluating whether the standards will have an impact on transactions currently not included in our revenues such as franchisee contributions to and subsequent expenditures from our marketing fund. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Consolidated Statements of Income or Cash Flows. See Note 2 for details. We are evaluating whether the new standards will impact the principal/agent determinations in these arrangements. If we determine we are the principal in these arrangements we would include contributions to and expenditures from these advertising cooperatives within our Consolidated Statements of Income and Cash Flows. While any such change has the potential to materially impact our gross amount of reported revenues and expenses, we are still evaluating how this standard specifically affects this arrangement. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company will adopt ASU 2016-02 for fiscal year ending November 30, 2020 and the Company is evaluating the impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company does not believe that adoption of this guidance will have any impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2017 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Note 3 – Income Taxes

The components of the Company’s current (benefit)/provision for income taxes are as follows:

	2017	2016
Current
Federal	$4,000	$8,000
State	1,500	1,500
Deferred	-	-
Total	$5,500	$9,500

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 34% and a state rate of 5.68%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2017	2016

Federal income tax provision computed at federal statutory rate	$157,327	$157,883
State income taxes, net of federal tax provision	22,905	22,986
Other adjustments	8,504	14,906
Change in valuation allowance and expiration of certain net operating losses	(183,236)	(186,275)
Income Tax Provision	$5,500	$9,500

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2017	2016
Deferred revenue	$7,071	$34,754
Deferred rent	7,813	15,867
Marketing Fund net contributions	270,089	233,266
Allowance for doubtful accounts and notes receivable	7,569	9,862
Accrued expenses	55,946	57,468
Net operating loss carryforwards	1,009,553	1,186,361
Valuation allowance	(457,394)	(641,170)
Total Deferred Income Tax Asset	$900,647	$896,408

Depreciation and amortization	$(652,647)	$(648,408)
Total Deferred Income Tax Liabilities	$(652,647)	$(648,408)

Total Net Deferred Tax Asset	$248,000	$248,000

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Note 3 – Income Taxes (Continued)

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction is not expected to have a significant impact on the net deferred tax asset which will be reviewed during the first quarter of fiscal 2018.

As of November 30, 2017 the Company has net operating loss carryforwards expiring between 2018 and 2029 for U.S. federal income tax purposes of approximately $2,592,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $457,000 and $641,000 as of November 30, 2017 and 2016, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Note 4 - Long-Term Debt

On September 6, 2002, the Company signed a note payable requiring annual installments of $35,000, including interest at a rate of 4.75% per annum, for a term of 15 years, in the original amount of $386,000. The Company purchased and retired 1,380,040 shares of BAB, Inc. common stock from a former stockholder. The final debt payment was made on October 1, 2016, and there was no note payable balance as of November 30, 2017 or 2016.

Note 5 - Stockholders’ Equity

On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 15, June 7 and September 7, 2017, paid April 20, July 13, and October 13, 2017, respectively On December 5, 2016, a $0.01 quarterly and $.01 special cash distribution/dividend per share was declared and paid January 9, 2017.

The Board of Directors declared a cash distribution/dividend on March 3, June 6 and September 6, 2016 of $0.01 per share, paid April 13, July 11, and October 12, 2016, respectively. On December 3, 2015, a $0.01 quarterly and $.02 special cash distribution/dividend per share was declared and paid January 6, 2016

On May 6, 2013, the Board of Directors (“Board”) of BAB, Inc. authorized and declared a dividend distribution of one right for each outstanding share of the common stock of BAB, Inc. to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Shareholder Services, as rights agent.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Note 5 - Stockholders’ Equity (Continued)

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

Under the Plan, the exercise price of each option equals the market price of the Company’s stock on the date of grant. The options granted vary in vesting from immediate to a vesting period over five years. The options granted are exercisable within a 10 year period from the date of grant. All stock issued from the granted options must be held for one year from date of exercise. Options issued and outstanding expired on various dates through November 28, 2016. There are no options outstanding as of November 30, 2017.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2017 and 2016

Note 6 - Stock Options (Continued)

During fiscal 2017 and 2016 no options were granted or exercised and no stock based compensation was recorded. On November 28, 2016 all remaining options outstanding expired. Activity under the Plan during the two years ended November 30 is as follows:

	2017		2016
	Options	Weighted average exercise price	Options	Weighted average exercise price
Options outstanding at beginning of year	-	$-	237,500	$1.275
Forfeited or expired	-	-	(237,500)	1.275
Outstanding at end of year	-	$-	-	$-

Note 7 - Commitments

The Company rents its Corporate office under a lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. The lease is through September 30, 2018 and the Company is reviewing its lease renewal options. Rent expense for the years ended November 30, 2017 and 2016 was $174,000 and $171,000, respectively. Monthly rent is recorded on a straight-line basis over the term of the lease with a deferred rent liability being recognized. As of November 30, 2017, future minimum annual rental commitments under the Corporate lease is $115,197 for the year ending November 30, 2018.

Note 8 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2017 and 2016 the Company’s employer match was $37,000 and $44,000, respectively. There were no Company discretionary contributions in 2017 or 2016.

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

Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2017 and 2016, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2017.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2017.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	61	Chief Executive Officer, President and Director
Michael K. Murtaugh	73	Vice President, General Counsel, Secretary and Director
Geraldine Conn	66	Chief Financial Officer and Treasurer
Steven G. Feldman	61	Director
James A. Lentz	70	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2017 and 2016 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)(2)	Total ($)
Michael W. Evans President and CEO	2017	232,886	-	-	-	-	-	10,961	243,847
	2016	232,886	40,425	-	-	-	-	12,144	285,455

Michael K. Murtaugh Vice President and General Counsel	2017	174,671	-	-	-	-	-	6,816	181,487
	2016	174,671	30,319	-	-	-	-	7,463	212,453

Geraldine Conn Chief Financial Officer	2017	105,000	-	-	-	-	-	4,817	109,817
	2016	105,000	8,000	-	-	-	-	5,253	118,253

In fiscal 2017 bonuses were earned and waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds and life insurance which is provided to all employees.

(1)	401(k) matching funds: 2017 M. Evans $9,315; M. Murtaugh $6,113; G. Conn $4,200 2016 M. Evans $10,600; M. Murtaugh $6,803; G. Conn $4,682
(2)	Life insurance: 2017 M. Evans $1,646; M. Murtaugh $703; G. Conn $617 2016 M. Evans $1,544; M. Murtaugh $660; G. Conn $571

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2017:

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

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2017:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2017

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 22, 2018 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 22, 2018 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,463,579 (1)(2)	20.15

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300.28

Steven G. Feldman 1101 W. Adams Chicago, IL 60607	10,000.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932.21

Executive officers and directors as a group (5 persons)	2,476,865 (1)(2)	34.10

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2017 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC in each of fiscal 2017 and 2016 were $63,400.

Tax compliance services provided by Sassetti LLC were $12,600 for each of 2017 and 2016.

During the years ended November 30, 2017 and 2016, Sassetti LLC did not perform any other services for the Company.

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

Consolidated Balance Sheets as at November 30, 2017 and 2016 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2017 and 2016 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

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

Dated: February 26, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 26, 2018
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2018
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2018
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 26, 2018
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 26, 2018
By /s/ James A. Lentz
James A. Lentz, Director