Form 10-Q
period 2018-02-28
BAB, INC.
filed 2018-04-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2018
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒    No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  Large accelerated filer ☐    Accelerated filer ☐    Non-accelerated filer ☐  (Do not checkif a smaller reporting company)     Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

As of April 13, 2018 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2018 (unaudited)	November 30, 2017

ASSETS
Current Assets
Cash	$799,564	$792,655
Restricted cash	682,076	693,425
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $18,275 in 2018 and $19,438 in 2017 )	48,689	56,342
Marketing fund contributions receivable from franchisees and stores	10,053	12,635
Inventories	12,890	19,761
Prepaid expenses and other current assets	79,156	85,770
Total Current Assets	1,632,428	1,660,588

Property, plant and equipment (net of accumulated depreciation of $154,481 in 2018 and $154,762 in 2017)	1,685	5,515
Trademarks	459,637	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,433 in 2018 and $123,398 in 2017)	4,211	-
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,207,304	2,206,923
Total Assets	$3,839,732	$3,867,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$47,913	$43,741
Accrued expenses and other current liabilities	270,926	243,397
Unexpended marketing fund contributions	692,709	706,856
Deferred franchise fee revenue	-	-
Deferred licensing revenue	17,262	18,155
Current and Total Liabilities	1,028,810	1,012,149

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2018 and November 30, 2017	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2018 and November 30, 2017	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2018 and November 30, 2017	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,461,588)	(11,417,148)
Total Stockholders' Equity	2,810,922	2,855,362
Total Liabilities and Stockholders' Equity	$3,839,732	$3,867,511

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28, 2018 and 2017

(Unaudited)

	For the three months ended:
	February 28, 2018	February 28, 2017
REVENUES
Royalty fees from franchised stores	$385,051	$400,261
Licensing fees and other income	115,416	92,460
Total Revenues	500,467	492,721

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	207,362	247,077
Occupancy	39,839	45,861
Advertising and promotion	993	7,270
Professional service fees	61,309	50,321
Travel	9,075	8,726
Employee benefit expenses	27,471	39,379
Depreciation and amortization	152	5,208
Other	38,460	36,195
Total Operating Expenses	384,661	440,037
Income from operations	115,806	52,684

Interest income	24	32
Income before provision for income taxes	115,830	52,716
Provision for income taxes
Current tax expense	15,000	-
Net Income	$100,830	$52,716

Net Income per share - Basic and Diluted	$0.01	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.02	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2018 and 2017

(Unaudited)

	For the three months ended:
	February 28, 2018	February 28, 2017
Operating activities
Net Income	$100,830	$52,716
Adjustments to reconcile net income to cash
flows (used in)/provided by operating activities:
Depreciation and amortization	152	5,208
Provision for uncollectible accounts, net of recoveries	(1,163)	(1,491)
Proceeds from sale of property and equipment	4,516
Changes in:
Trade accounts receivable and notes receivable	8,816	(38,109)
Restricted cash	11,349	(15,704)
Marketing fund contributions receivable	2,582	(15,924)
Inventories	6,068	(11,855)
Prepaid expenses and other	6,614	(13,150)
Accounts payable	4,172	8,742
Accrued liabilities	27,529	(75,511)
Unexpended marketing fund contributions	(14,147)	30,797
Deferred revenue	(893)	(8,393)
Net Cash (Used in)/Provided by Operating Activities	156,425	(82,674)

Investing activities
Purchase of equipment	-	(4,915)
Capitalization of trademark renewals	(4,246)	-
Net Cash Used In Investing Activities	(4,246)	(4,915)

Financing activities
Cash distributions/dividends	(145,270)	(145,271)
Net Cash Used In Financing Activities	(145,270)	(145,271)

Net Increase (Decrease) in Cash	6,909	(232,860)

Cash, Beginning of Period	792,655	907,116
Cash, End of Period	$799,564	$674,256

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$12,700

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 28, 2018 and 2017

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At February 28, 2018, the Company had 80 franchise units and 3 licensed units in operation in 23 states and the United Arab Emirates. There are 3 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provided the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials. Beginning December 2017, a majority of franchise signage and point of sale materials is being outsourced to a printer that will be able to provide consistency and convenience to the franchisees. Outsourcing signage will not have a material effect on revenues or net income.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2017 which was filed February 26, 2018.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Units Open and Under Development

Units which are open or under development at February 28, 2018 are as follows:

Stores open:

Franchisee-owned stores	80
Licensed Units	3
83
Unopened stores with Franchise
Agreements	3

Total operating units and units with Franchise Agreements	86

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 28, 2018	February 28, 2017
Numerator:
Net income available to common shareholders	$100,830	$52,716

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01

 4. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2018, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2018, and a quantitative assessment was not considered necessary.

5. Recent Accounting Pronouncements

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

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We have evaluated franchise fees and have determined that under the new standard the franchise fee is not separate and distinct from the overall franchise right. Franchise fees received will be recorded as deferred revenue and recognized as revenue over the term of each respective franchise agreement, typically 10 years.  The Company is still evaluating the financial impact that this change will have on our financial statements.

We have evaluated the impact of our franchise contributions to and subsequent expenditures from our marketing fund. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Consolidated Statements of Income. We have determined we are the principal in these arrangements and under the new standard we will include them as revenue and expense items.  The Company is still evaluating the specific effect of this change. We believe it will have a material impact on our gross amount of reported revenues and expenses but we do not expect a significant impact on our net income.  The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the timing and impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each reporting period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company does not believe that adoption of this guidance will have a material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 28, 2018 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

6. Income Taxes

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. During the first quarter ended February 28, 2018, the Company recalculated their deferred tax asset using the new rates.  This calculation resulted in a decrease in the impact on each of the temporary differences as well as the utilization of net operating losses.  The valuation reserve was decreased by $193,000 which resulted in no change to the net deferred tax asset as of February 28, 2018.

7. Stockholder’s Equity

The Board of Directors declared a cash distribution/dividend on March 15, June 7 and September 7, 2017 of $0.01 per share, paid April 20, July 13, and October 13, 2017, respectively. On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018.

On March 7, 2018, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of March 27, 2018, payable April 13, 2018.

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

General

There are 80 franchised and 3 licensed units at February 28, 2018 compared to 84 franchised and 2 licensed units at February 28, 2017.  System-wide revenues for the three months ended February 28, 2018 were $7.8 million as compared to February 28, 2017 which were $8.1 million.

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

The Company currently recognizes franchise fee revenue upon the opening of a franchise store or upon the signing of a Master Franchise Agreement. Direct costs associated with the franchise sale are deferred until the franchise fee revenue is recognized.  These costs include site approval, construction approval, commissions, blueprints and training costs.

The Company earns a licensing fee from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of February 28, 2018, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2018 versus Three Months Ended February 28, 2017

For the three months ended February 28, 2018, the Company reported net income of $101,000. For the three months ended February 28, 2017, the Company reported net income of $53,000. Total revenue was $500,000, an increase of $7,000, or 1.4%, for the three months ended February 28, 2018, as compared to total revenue of $493,000 for the three months ended February 28, 2017.

Royalty fee revenue of $385,000, for the quarter ended February 28, 2018, decreased $15,000, or 3.8%, from the $400,000 for quarter ended February 28, 2017. Royalty revenue decreased due to fewer locations.

There were no fees for transfers or store opening in the first quarters of 2018 or 2017.

Licensing fee and other income of $115,000, for the quarter ended February 28, 2018, increased $23,000, or 25.0% from $92,000 for the quarter ended February 28, 2017. The increase in licensing fees and other income in 2018 are primarily due to an increase in settlement revenue of $32,000, an increase in gift card breakage revenue of $15,000, offset by a decrease in Sign Shop revenue of $9,000 and a decrease in nontraditional revenue of $15,000 compared to 2017.

Total operating expenses of $385,000, for the quarter ended February 28, 2018 decreased $55,000, or 12.5% from $440,000 for the quarter ended February 28, 2017. Changes in operating expenses from the first quarter 2018 to same period 2017 were primarily due to a decrease in payroll and payroll related expenses of $40,000, a decrease in employee benefit expense of $12,000, a decrease in occupancy of $6,000, a decrease in advertising and promotion expense of $6,000 and a decrease in depreciation and amortization expense of $5,000. These expenses were offset by an increase in legal services of $11,000 and a $3,000 expense relating to outsourcing the Sign Shop.

Interest income netted to less than a $1,000 in the quarters ended February 28, 2018 and 2017.

There was $15,000 of income tax expense recorded for the three months ended February 28, 2018 versus none for February 28, 2017.

Earnings per share, as reported for basic and diluted outstanding shares for the first quarters ended February 28, 2018 and 2017 was $0.01 per share.

Liquidity and Capital Resources

At February 28, 2018, the Company had working capital of $604,000 and unrestricted cash of $800,000. At November 30, 2017 the Company had working capital of $648,000 and unrestricted cash of $793,000.

During the three months ended February 28, 2018, the Company had net income of $101,000 and operating activities provided cash of $156,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the three months ending February 28, 2018 were proceeds from the sale of equipment of $5,000, less a provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $52,000. During the three month period ending February 28, 2017, the Company had net income of $53,000 and operating activities used cash of $83,000. The principal adjustments to reconcile net income to cash used by operating activities for the three months ending February 28, 2017 were depreciation and amortization of $5,000 less a provision for uncollectible accounts of $1,000. In addition changes in operating assets and liabilities decreased cash by $139,000.

The Company used $4,000 and $5,000 for investing activities for the three months ended February 28, 2018 and February 28, 2017, respectively.

The Company used $145,000 for cash distribution/dividend payments during each of the three months ended February 28, 2018 and 2017.

On March 7, 2018, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of March 27, 2018, payable April 13, 2018. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

The Company believes that for tax purposes the cash distributions declared in calendar 2018 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2018, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for calendar 2018.

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

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We have evaluated franchise fees and have determined that under the new standard the franchise fee is not separate and distinct from the overall franchise right. Franchise fees received will be recorded as deferred revenue and recognized as revenue over the term of each respective franchise agreement, typically 10 years.  The Company is still evaluating the financial impact that this change will have on our financial statements.

We have evaluated the impact of our franchise contributions to and subsequent expenditures from our marketing fund. We act as an agent in regard to these franchisee contributions and expenditures and as such we do not currently include them in our Consolidated Statements of Income. We have determined we are the principal in these arrangements and under the new standard we will include them as revenue and expense items.  The Company is still evaluating the specific effect of this change. We believe it will have a material impact on our gross amount of reported revenues and expenses but we do not expect a significant impact on our net income.  The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is evaluating the timing and impact that adoption of this guidance might have on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each reporting period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017, including the interim periods within that reporting period. Early adoption is permitted. The Company does not believe that adoption of this guidance will have a material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of February 28, 2018 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017, filed with the Securities and Exchange Commission on February 26, 2018.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three months ended February 28, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2018 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

BAB, Inc.

Dated: April 13, 2018	/s/ Geraldine Conn
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