Form 10-Q
period 2018-05-31
BAB, INC.
filed 2018-07-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes  ☐  No ☒

As of July 13, 2018 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2018	November 30, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$863,933	$792,655
Restricted cash	600,105	693,425
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $17,109 in 2018 and $19,438 in 2017 )	59,314	56,342
Marketing fund contributions receivable from franchisees and stores	13,060	12,635
Inventories	8,738	19,761
Prepaid expenses and other current assets	68,084	85,770
Total Current Assets	1,613,234	1,660,588

Property, plant and equipment (net of accumulated depreciation of $154,662 in 2018 and $154,762 in 2017)	1,504	5,515
Trademarks	459,637	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,540 in 2018 and $123,398 in 2017)	4,105	-
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,207,017	2,206,923
Total Assets	$3,820,251	$3,867,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$39,024	$43,741
Accrued expenses and other current liabilities	228,216	243,397
Unexpended marketing fund contributions	613,340	706,856
Deferred franchise fee revenue	-	-
Deferred licensing revenue	23,834	18,155
Current and Total Liabilities	904,414	1,012,149

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2018 and November 30, 2017	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2018 and November 30, 2017	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2018 and November 30, 2017	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,356,673)	(11,417,148)
Total Stockholders' Equity	2,915,837	2,855,362
Total Liabilities and Stockholders' Equity	$3,820,251	$3,867,511

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Month Periods Ended May 31, 2018 and 2017

 (Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2018	2017	2018	2017
REVENUES
Royalty fees from franchised stores	$425,435	$447,982	$810,486	$848,243
Franchise fees	1,500	40,000	1,500	40,000
Licensing fees and other income	133,536	119,895	248,952	212,355
Total Revenues	560,471	607,877	1,060,938	1,100,598

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	230,331	261,907	437,693	508,984
Occupancy	43,052	43,934	82,891	89,795
Advertising and promotion	1,179	4,442	2,172	11,712
Professional service fees	16,210	27,253	77,519	77,574
Travel	8,148	10,150	17,223	18,876
Employee benefit expense	30,555	40,874	58,026	80,253
Depreciation and amortization	288	5,170	440	10,378
Other	53,181	78,166	91,641	114,361
Total Operating Expenses	382,944	471,896	767,605	911,933
Income from operations	177,527	135,981	293,333	188,665

Interest income	23	31	47	63
Income before provision for income taxes	177,550	136,012	293,380	188,728
Provision for income taxes
Current tax	-	-	15,000	-
Net Income	$177,550	$136,012	$278,380	$188,728

Earnings per share - Basic and Diluted	$0.02	$0.02	$0.04	$0.03

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.03	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended May 31, 2018 and 2017

 (Unaudited)

	For the six months ended:
	May 31, 2018	May 31, 2017
Operating activities
Net Income	$278,380	$188,728
Adjustments to reconcile net income to cash
flows (used in)/provided by operating activities:
Depreciation and amortization	440	10,378
Provision for uncollectible accounts, net of recoveries	(2,328)	(3,063)
Proceeds from sale of property and equipment	4,516	-
Changes in:
Trade accounts receivable and notes receivable	(644)	3,711
Restricted cash	93,320	(33,496)
Marketing fund contributions receivable	(425)	1,878
Inventories	10,219	(10,611)
Prepaid expenses and other	17,686	1,777
Accounts payable	(4,717)	10,077
Accrued liabilities	(15,181)	(71,641)
Unexpended marketing fund contributions	(93,516)	32,123
Deferred revenue	5,679	(56,786)
Net Cash Provided by Operating Activities	293,429	73,075

Investing activities
Purchase of equipment	-	(4,915)
Capitalization of trademark renewals	(4,246)	(4,455)
Net Cash Used In Investing Activities	(4,246)	(9,370)

Financing activities
Cash distributions/dividends	(217,905)	(217,906)
Net Cash Used In Financing Activities	(217,905)	(217,906)

Net Increase (Decrease) in Cash	71,278	(154,201)

Cash, Beginning of Period	792,655	907,116
Cash, End of Period	$863,933	$752,915

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,000	$15,801

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended May 31, 2018 and 2017

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At May 31, 2018, the Company had 80 franchise units and 3 licensed units in operation in 23 states and the United Arab Emirates. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income is Operations Sign Shop results. For franchise consistency and convenience, the Sign Shop provided the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials. Beginning December 2017, a majority of franchise signage and point of sale materials is being outsourced to a printer that will be able to provide consistency and convenience to the franchisees. Outsourcing signage will not have a material effect on revenues or net income.

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

Note 1. Nature of Operations (continue)

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

2. Units Open and Under Development

Units which are open or under development at May 31, 2018 are as follows:

Stores open:

Franchisee-owned stores	80
Licensed Units	3
83
Unopened stores with Franchise
Agreements	2

Total operating units and units with Franchise Agreements	85

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended May 31,		For the six months ended May 31,
	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$177,550	$136,012	$278,380	$188,728

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic and Diluted	$0.02	$0.02	$0.04	$0.03

There were no dilutive securities in the three months or six months ended May 31, 2018 or 2017.

4. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2018, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at May 31, 2018, and a quantitative assessment was not considered necessary.

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

5. Recent Accounting Pronouncements (continued)

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is planning on early adoption of this standard at the commencement of the new lease beginning October 1, 2018. The Company will classify the new office lease as an operating lease. The adoption of ASU No. 2016-02 is expected to increase the Company’s total assets and liabilities by approximately $500,000 based on a discounted calculation of the future lease payments, as of October 1, 2018. A discount rate of 4% is used for the present value calculation of the future lease payments. The Company expects the impact on the results of its operations to equal the amortization of the asset, net of the present value discount, on a straight line basis over the lease term.

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of May 31, 2018 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

6. Stockholder’s Equity

The Board of Directors declared a cash distribution/dividend on March 15, June 7 and September 7, 2017 of $0.01 per share, paid April 20, July 13, and October 13, 2017, respectively. On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018. March 7, 2018, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of March 27, 2018, paid April 13, 2018.

On June 4, 2018 the Board of Directors declared a $0.01 quarterly cash dividend to shareholders of record as of June 19, 2018, payable July 6, 2018.

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

7. Subsequent Event

On June 13, 2018 a lease was signed between BAB Systems, Inc. and TR Deerfield Office LLC. The lease is for sixty-six (66) months commencing on October 1, 2018 and continuing through March 31, 2024. The Company will reduce the current square footage from 7,144 square feet to 5,298 square feet.

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

General

There are 80 franchised and 3 licensed units at May 31, 2018 compared to 85 franchised and 3 licensed units at May 31, 2017.  System-wide revenues for the six months ended May 31, 2018 were $16.5 million as compared to May 31, 2017 which were $17.2 million.

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

As of May 31, 2018, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2018 versus Three Months Ended May 31, 2017

For the three months ended May 31, 2018 and 2017, the Company reported net income of $178,000 and $136,000, respectively. Total revenue of $560,000 decreased $48,000, or 7.9%, for the three months ended May 31, 2018, as compared to total revenue of $608,000 for the three months ended May 31, 2017.

Royalty fee revenue of $425,000, for the quarter ended May 31, 2018, decreased $23,000, or 5.1%, from the $448,000 for quarter ended May 31, 2017.

Franchise fee revenues of $1,500, for the quarter ended May 31, 2018, decreased $38,500 from $40,000 for the quarter ended May 31, 2017. There was one transfer for the three months ended May 31, 2018 versus two store openings in the quarter ended May 31, 2017.

Licensing fee and other income of $134,000, for the quarter ended May 31, 2018, increased $14,000, or 11.7% from $120,000 for the quarter ended May 31, 2017. The increase was primarily due to an increase in settlement income of $56,000 offset by a decrease due to a timing difference in license fees of $10,000, a decrease in Sign Shop revenue of $19,000 and a decrease in nontraditional revenue of $13,000 in 2018 versus same period 2017.

Total operating expenses of $383,000, for the quarter ended May 31, 2018 decreased $89,000, or 18.9% from $472,000 for the quarter ended May 31, 2017. The 2018 decrease was primarily due to a decrease in payroll and payroll tax expense of $32,000, franchise development expense of $14,000, franchise compliance expense of $8,000, employee benefit expense of $10,000, legal expenses of $9,000, accounting expenses of $2,000, depreciation and amortization expense of $5,000, advertising expense of $3,000, Sign Shop cost of goods of $7,000, general expenses of $2,000 and travel expense of $2,000. The decreased expenses were offset by an increase in business taxes of $5,000 in three months ended May 31, 2018 versus same period 2017.

There was no interest expense and interest income was less than a $1,000 in the quarters ended May 31, 2018 and same period 2017.

Earnings per share, as reported for basic and diluted outstanding shares for the quarter ended May 31, 2018 and 2017 was $0.02.

Six Months Ended May 31, 2018 versus Six Months Ended May 31, 2017

For the six months ended May 31, 2018 and 2017, the Company reported net income of $278,000 and $189,000, respectively. Total revenue of $1,061,000 decreased $40,000, or 3.6%, for the six months ended May 31, 2018, as compared to total revenue of $1,101,000 for the six months ended May 31, 2017.

Royalty fee revenue of $810,000, for the six months ended May 31, 2018, decreased $38,000, or 4.5%, from the $848,000 for the six months ended May 31, 2017. Royalty revenues decreased primarily because of 2018 harsher winter and fewer locations compared to prior year same period 2017.

Franchise fee revenues of $1,500, for the six months ended May 31, 2018, decreased $38,500 from $40,000 for the period ended May 31, 2017. There was one transfer for the six months ended May 31, 2018 versus two store openings in the six months ended May 31, 2017.

Licensing fee and other income of $249,000, for the six months ended May 31, 2018, increased $37,000, or 17.5%, from $212,000 for the six months ended May 31, 2017. The increase was primarily due to an increase in settlement income of $94,000, offset by a decrease in Sign Shop revenue of $29,000 and a decrease in nontraditional revenue of $28,000 in 2018 for the six months ended 2018 versus same period 2017.

Total operating expenses of $768,000 decreased $144,000, or 15.8%, for the six months ended May 31, 2018, from $912,000 for the same period 2017. The decrease was primarily due to a decrease in payroll and payroll related expenses of $71,000, a decrease in advertising expenses of $10,000, a decrease in employee benefit expenses of $22,000, a decrease in depreciation and amortization expense of $10,000, a decrease of $7,000 in occupancy, a decrease in travel of $2,000, a decrease in franchise development of $16,000 and a decrease in Other selling $6,000 in 2018 versus the same period 2017.

There was no interest expense and interest income was less than a $1,000 in the six months ended May 31, 2018 and same period 2017.

There was an income tax expense of $15,000 recorded for the six months ended May 31, 2018 versus none recorded in 2017 for the same period.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2018 and 2017 were $0.04 and $0.03 per share, respectively.

Liquidity and Capital Resources

At May 31, 2018, the Company had working capital of $709,000 and unrestricted cash of $864,000. At November 30, 2017 the Company had working capital of $648,000 and unrestricted cash of $793,000.

During the six months ended May 31, 2018, the Company had net income of $278,000 and operating activities provided cash of $293,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the six months ending May 31, 2018 were depreciation and amortization of less than a thousand and provision for uncollectible accounts of $2,000. In addition, changes in operating assets and liabilities decreased cash by $12,000. During May 31, 2017, the Company had net income of $189,000 and operating activities provided cash of $73,000. The principal adjustments to reconcile the net loss to cash provided in operating activities for the six months ending May 31, 2017 were depreciation and amortization of $10,000 less a provision for uncollectible accounts of $3,000. In addition changes in operating assets and liabilities decreased cash by $123,000.

The Company used $4,000 and $9,000 for investing activities for the six months ended May 31, 2018 and 2017, respectively.

The Company used $218,000 for cash distribution/dividend payments during the six month period ended May 31, 2018 and 2017.

On June 1, 2018, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of June 19, 2018, payable July 6, 2018. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

The Company believes that for tax purposes the cash distributions declared in 2018 may be treated as a return of capital to stockholders depending on each stockholder’s basis or it may be treated as a dividend or a combination of the two. Determination of whether it is a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2018, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2018.

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

Recent and Adopted Accounting Pronouncements (Continued)

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is planning on early adoption of this standard at the commencement of the new lease beginning October 1, 2018. The Company will classify the new office lease as an operating lease. The adoption of ASU No. 2016-02 is expected to increase the Company’s total assets and liabilities by approximately $500,000 based on a discounted calculation of the future lease payments, as of October 1, 2018. A discount rate of 4% is used for the present value calculation of the future lease payments. The Company expects the impact on the results of its operations to equal the amortization of the asset, net of the present value discount, on a straight line basis over the lease term.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017, filed with the Securities and Exchange Commission on February 26, 2018.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or six months ended May 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2018 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 13, 2018	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 6, 2013, and Amended June 18, 2014, August 18, 2015 and May 22, 2017)
10.2	Long-Term Incentive and Stock Option Plan (See Form 10-K for year ended November 30, 2015 filed February 24, 2016)
21.1	List of Subsidiaries of the Company
31.1	Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document, filed herewith
101.SCH	XBRL Taxonomy Extension Schema Document, filed herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document, filed herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document, filed herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document, filed herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document, filed herewith