Form 10-Q
period 2018-08-31
BAB, INC.
filed 2018-10-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2018
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  Large accelerated filer ☐      Accelerated filer ☐       Non-accelerated filer ☐      (Do not check if a smaller reporting company)      Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company.  Yes ☐      No ☒

As of October 12, 2018 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2018	November 30, 2017
	(unaudited)
ASSETS
Current Assets
Cash	$948,818	$792,655
Restricted cash	571,882	693,425
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $16,227 in 2018 and $19,438 in 2017 )	75,681	56,342
Marketing fund contributions receivable from franchisees and stores	16,223	12,635
Inventories	3,697	19,761
Prepaid expenses and other current assets	93,891	85,770
Total Current Assets	1,710,192	1,660,588

Property, plant and equipment (net of accumulated depreciation of $154,844 in 2018 and $154,762 in 2017)	1,322	5,515
Trademarks	459,637	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,646 in 2018 and $123,398 in 2017)	6,578	-
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,209,308	2,206,923
Total Assets	$3,919,500	$3,867,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,211	$43,741
Accrued expenses and other current liabilities	260,098	243,397
Unexpended marketing fund contributions	587,958	706,856
Deferred franchise fee revenue	-	-
Deferred licensing revenue	15,476	18,155
Current and Total Liabilities	903,743	1,012,149

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2018 and November 30, 2017	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2018 and November 30, 2017	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2018 and November 30, 2017	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,256,753)	(11,417,148)
Total Stockholders' Equity	3,015,757	2,855,362
Total Liabilities and Stockholders' Equity	$3,919,500	$3,867,511

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2018 and 2017

 (Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2018	2017	2018	2017
REVENUES
Royalty fees from franchised stores	$431,786	$446,778	$1,242,272	$1,295,021
Franchise fees	18,000	10,000	19,500	50,000
Licensing fees and other income	106,402	107,049	355,354	319,404
Total Revenues	556,188	563,827	1,617,126	1,664,425

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	228,806	258,601	666,499	767,585
Occupancy	41,017	43,913	123,908	133,708
Advertising and promotion	875	5,997	3,047	17,709
Professional service fees	26,768	29,079	104,287	106,653
Travel	10,847	9,686	28,070	28,562
Employee benefit expense	33,121	42,245	91,147	122,498
Depreciation and amortization	288	617	728	10,995
Other	41,928	41,640	133,569	156,001
Total Operating Expenses	383,650	431,778	1,151,255	1,343,711
Income from operations	172,538	132,049	465,871	320,714
Interest income	17	24	64	87
Income before provision for income taxes	172,555	132,073	465,935	320,801
Provision for income taxes
Current tax	-	-	15,000	-
Net Income	$172,555	$132,073	$450,935	$320,801

Earnings per share - Basic and Diluted	$0.02	$0.02	$0.06	$0.04

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.04	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2018 and 2017

 (Unaudited)

	For the nine months ended:
	August 31, 2018	August 31, 2017
Operating activities
Net Income	$450,935	$320,801
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	728	10,995
Provision for uncollectible accounts, net of recoveries	(3,210)	(5,001)
Proceeds from sale of property and equipment	4,516	-
Changes in:
Trade accounts receivable and notes receivable	(16,129)	1,494
Restricted cash	121,543	(103,213)
Marketing fund contributions receivable	(3,588)	(593)
Inventories	15,260	(10,810)
Prepaid expenses and other	(8,121)	(17,059)
Accounts payable	(3,530)	(3,718)
Accrued liabilities	16,701	(93,524)
Unexpended marketing fund contributions	(118,898)	104,347
Deferred revenue	(2,679)	(65,179)
Net Cash Provided by Operating Activities	453,528	138,540

Investing activities
Purchase of equipment	-	(4,915)
Capitalization of trademark renewals	(6,825)	(4,455)
Net Cash Used In Investing Activities	(6,825)	(9,370)

Financing activities
Cash distributions/dividends	(290,540)	(290,541)
Net Cash Used In Financing Activities	(290,540)	(290,541)

Net Increase (Decrease) in Cash	156,163	(161,371)

Cash, Beginning of Period	792,655	907,116
Cash, End of Period	$948,818	$745,745

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$769	$18,173

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2018 and 2017

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM and SD trade names. At August 31, 2018, the Company had 79 franchise units and 4 licensed units in operation in 24 states and the United Arab Emirates.  The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.  Also, included in licensing fees and other income is Operations Sign Shop results.  For franchise consistency and convenience, the Sign Shop provided the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.  Beginning December 2017, a majority of franchise signage and point of sale materials is being outsourced to a printer that will be able to provide consistency and convenience to the franchisees.  The printer will be independently billing and collecting funds from the franchisee, but the outsourcing of signage will not have a material effect on revenues or net income.

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

2. Units Open and Under Development

Units which are open or under development at August 31, 2018 are as follows:

Stores open:

Franchisee-owned stores	79
Licensed Units	4
83
Unopened stores with Franchise
Agreements	2

Total operating units and units with Franchise Agreements	85

3. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended August 31,		For the nine months ended August 31,
	2018	2017	2018	2017
Numerator:
Net income available to common shareholders	$172,555	$136,005	$450,935	$320,801

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic and Diluted	$0.02	$0.02	$0.06	$0.04

 4. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests. The Company follows this guidance.

The Company tests goodwill that is not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2018, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at August 31, 2018, and a quantitative assessment was not considered necessary.

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

5. Recent Accounting Pronouncements (continued)

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

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of August 31, 2018 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

6. Stockholder’s Equity

The Board of Directors declared a cash distribution/dividend on March 15, June 7 and September 7, 2017 of $0.01 per share, paid April 20, July 13, and October 13, 2017, respectively. On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018 and a $0.01 per share quarterly cash distribution/dividend was declared on March 7, 2018 and June 4, 2018 paid April 13, 2018 and July 6, 2018, respectively.

On September 4, 2018, the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of September 18, 2018, to be paid October 2, 2018.

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

7. Subsequent Event

On June 13, 2018 a lease was signed between BAB Systems, Inc. and TR Deerfield Office LLC., its current lessor The lease is for sixty-six (66) months commencing on October 1, 2018 and continuing through March 31, 2024. The Company will reduce the current square footage from 7,144 square feet to 5,298 square feet.

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

General

There are 79 franchised and 4 licensed units at August 31, 2018 compared to 83 franchised and 3 licensed units at August 31, 2017.  System-wide revenues for the nine months ended August 31, 2018 were $25.2 million as compared to August 31, 2017 which were $26.3 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese, Big Apple Bagels frozen bagels and Brewster's coffee), and through nontraditional channels of distribution (Green Beans Coffee).  Also, included in licensing fees and other income is Operations Sign Shop results.  For franchise consistency and convenience, the Sign Shop provided the majority of signage to franchisees, including but not limited to, menu panels, build charts, interior and exterior signage and point of purchase materials.  Beginning December 2017, a majority of franchise signage and point of sale materials is being outsourced to a printer that will be able to provide consistency and convenience to the franchisees.  The printer will be independently billing and collecting funds from the franchisee, but the outsourcing of signage will not have a material effect on revenues or net income.

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

As of August 31, 2018, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations

The Company earns licensing fees from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

Results of Operations

Three Months Ended August 31, 2018 versus Three Months Ended August 31, 2017

For the three months ended August 31, 2018 and 2017, the Company reported net income of $173,000 and $132,000, respectively. Total revenue of $556,000 decreased $8,000, or 1.4%, for the three months ended August 31, 2018, as compared to total revenue of $564,000 for the three months ended August 31, 2017.

Royalty fee revenue of $432,000, for the quarter ended August 31, 2018, decreased $15,000, or 3.4%, from the $447,000 for quarter ended August 31, 2017.

Franchise fee revenues of $18,000, for the quarter ended August 31, 2018, increased $8,000, or 80.0% from the $10,000 for the quarter ended August 31, 2017. There were no store openings for third quarters 2018 or 2017 and three transfers in the quarter ended August 31, 2018 compared to two store transfers in the three months ending August 31, 2017.

Licensing fee and other income of $106,000, for the quarter ended August 31, 2018, decreased $1,000, or 0.9% from $107,000 for the quarter ended August 31, 2017. License fees and settlement income increased $31,000, offset by a decrease in Sign Shop revenue of $15,000 and $17,000 decrease in rebate income in the three months ended August 31, 2018 compared to the same period 2017.

Total operating expenses of $384,000, for the quarter ended August 31, 2018 decreased $48,000, or 11.1% from $432,000 for the quarter ended August 31, 2017. The 2018 decrease was primarily due to a decrease in salary expenses of $30,000, a decrease in employee benefit expense of $9,000, a decrease in advertising and promotion of $5,000, a decrease in occupancy of $3,000, a decrease in professional services of $2,000, and a decrease in Sign Shop cost of goods sold of $7,000, offset by an increase in general business expenses of $4,000, an increase in insurance of $2,000 and an increase in travel versus 2017.

Earnings per share, as reported for basic and diluted outstanding shares for the quarter ended August 31, 2018 and 2017 was $0.02.

Nine Months Ended August 31, 2018 versus Nine Months Ended August 31, 2017

For the nine months ended August 31, 2018 and 2017, the Company reported net income of $451,000 and $321,000, respectively.  Total revenue of $1,617,000 decreased $47,000, or 2.8%, for the nine months ended August 31, 2018, as compared to total revenue of $1,664,000 for the nine months ended August 31, 2017.

Royalty fee revenue of $1,242,000, for the nine months ended August 31, 2018, decreased $53,000, or 4.1%, from the $1,295,000 for the nine months ended August 31, 2017. Royalty revenues decreased primarily due to decreased sales and fewer stores.

Franchise fee revenues of $20,000, for the nine months ended August 31, 2018, decreased $30,000, or 60.0%, from the $50,000 for the nine months ended August 31, 2017. For the nine months of 2018 there were four transfers compared to two stores opened and two transfers for the same period in 2017.

Licensing fee and other income of $355,000, for the nine months ended August 31, 2018, decreased $36,000, or 11.3%, from $319,000 for the nine months ended August 31, 2017.  The increase in 2018 was primarily due to an increase in settlement income of $100,000, an increase of $15,000 in gift card breakage and a $10,000 increase in rebate and license fee income versus 2017, offset by a decrease in 2018 of $44,000 in Sign Shop revenue and a decrease of $45,000 in traditional revenue compared to 2017.

Total operating expenses of $1,151,000 decreased $193,000, or 14.4%, for the nine months ended August 31, 2018, from $1,344,000 for the same period 2017.  The decrease in 2018 was primarily due to a decrease in payroll of $101,000, a $31,000 decrease in employee benefits, a $17,000 decrease in franchise development, a $15,000 decrease in advertising and promotion, a $10,000 decrease in both occupancy expense and depreciation and amortization and a $3,000 decrease in professional fees. There was a $12,000 decrease in Sign Shop cost of goods sold, offset by a $3,000 increase in shipping and handling expense, a $2,000 increase in provision for uncollectible accounts and a $1,000 increase in general expenses compared to same period 2017.

There was a $15,000 income tax expense recorded for the nine months ended August 31, 2018 compared to none in the same period 2017.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2018 and 2017 was $0.06 and $0.04 per share, respectively.

Liquidity and Capital Resources

At August 31, 2018, the Company had working capital of $806,000 and unrestricted cash of $949,000. At November 30, 2017 the Company had working capital of $648,000 and unrestricted cash of $793,000.

During the nine months ended August 31, 2018, the Company had net income of $451,000 and operating activities provided cash of $454,000. The principal adjustments to reconcile net income to cash provided in operating activities for the nine months ending August 31, 2018 were depreciation and amortization of $1,000 and $5,000 proceeds from the sale of equipment, less a provision for uncollectible accounts of $3,000. In addition, changes in operating assets and liabilities increased cash by less than $1,000. During the nine months ended August 31, 2017 the Company had net income of $321,000 and operating activities provided cash of $139,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the nine months ending August 31, 2017 were depreciation and amortization of $11,000 less a provision for uncollectible accounts of $5,000. In addition, changes in operating assets and liabilities decreased cash by $188,000.

The Company used $7,000 and $9,000 for investing activities for the nine months ended August 31, 2018 and 2017, respectively.

The Company used $291,000 for cash distribution/dividend payments during the nine month periods ended August 31, 2018 and 2017.

On September 4, 2018, the Board of Directors declared a $0.01 quarterly cash distribution/dividend to shareholders of record as of September 18, 2018, payable October 2, 2018. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Critical Accounting Policies

The Company has identified significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2017, filed with the Securities and Exchange Commission on February 26, 2018.  There have been no material changes to the Company's critical accounting policies that impact the Company's financial condition, results of operations or cash flows for the three or nine months ended August 31, 2018.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2018 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2018 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: October 12, 2018	/s/ Geraldine Conn
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