Form 10-K
period 2018-11-30
BAB, INC.
filed 2019-02-25
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2018

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock	NASDAQ/OTC

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [   ]  No  [ X ]

State issuer's revenues for its most recent fiscal year: $2,173,331.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,350,650 based on 4,786,643 shares held by nonaffiliates as of May 31, 2018; Closing price ($0.70) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 25, 2019.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2018, the Company had 76 franchise units and 4 licensed units in operation in 22 states and the United Arab Emirates. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Beginning in December 2017, a majority of franchise signage and point of sale materials was outsourced to a printer that provides consistency and convenience to the franchisees, prior to December 2017, Sign Shop revenue was included in licensing and other income.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery™” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet® is a branded self-serve frozen yogurt that can be added as an additional brand in a BAB or MFM location.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

Net Income

The Company reported net income of $508,000 and $454,000 for the years ended November 30, 2018 and 2017, respectively.

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

LOCATIONS

The Company had 76 franchised locations and 4 licensed units in 22 states and the United Arab Emirates. There are 4 units under development.

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

MY FAVORITE MUFFIN®--MFM franchised stores bake 20 to 25 varieties of muffins daily from over 125 recipes. They also serve gourmet coffees, beverages and, at MFM Cafe locations, a variety of bagels, bagel sandwiches and related products. A typical MFM store is in an area with a mix of both residential and commercial properties and rages from 1,500 to 2,000 square feet. The typical MFM Café store design is approximately 1,800 square feet, with seating capacity for 20 to 30 persons. The MFM Bakery is approximately 1,500 square feet, with seating for 10 to 12 persons and typically sells only muffins and coffee. Although franchise stores may vary in size from other franchise stores, store layout is generally consistent.

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

FRANCHISING

The Company requires payment of an initial franchise fee per store, plus an ongoing 5% royalty on net sales. Additionally, BAB, MFM and SD franchisees are members of a marketing fund requiring an ongoing 3% contribution for general system-wide marketing. BAB currently requires a franchise fee of $25,000 on a franchisee's first full production BAB store. There is currently a $10,000 veterans discount for the franchise fee for the first location. The fee for subsequent production stores for BAB is $20,000. MFM currently requires a franchise fee of $30,000 on a franchisee's first full production MFM store. The fee for subsequent production stores for MFM is $25,000.

Beginning in 2014, the SD concept is available at no additional charge as an added brand to a BAB or MFM location.

The Company's current Franchise Disclosure Documents (“FDD”) provides for, among other things, the opportunity for prospective franchisees to enter into a Preliminary Agreement for their first production store. This agreement enables a prospective franchisee a period of 60 days in which to locate a site. The fee for this Preliminary Agreement is $10,000. If a prospective franchisee fails to submit a site to Corporate in the designated timeframe, the preliminary agreement may be terminated and the fee is nonrefundable.  If the prospective franchisee submits in writing, the request to terminate the agreement within the required timeframe, prior to submitting a site for approval Corporate will issue a refund of the preliminary fee less $3,000. If the prospective franchisee submits one site for approval that is not approved by Corporate, Corporate may, at its sole discretion either grant an extension to the above referenced 60 day period or terminate the Preliminary Agreement and refund the preliminary fee less $3,000. If a site is approved, the entire $10,000 will be applied toward the initial franchise fee.  See also last paragraph under "Government Regulation" section in this 10-K. The Company's Franchise Agreement provides a franchisee with the right to develop one store at a specific location. Each Franchise Agreement is for a term of 10 years with the right to renew. Franchisees are expected to be in operation no later than 10 months following the signing of the Franchise Agreement.

The Company will recognize revenue over the contract life upon a signed and completed franchise agreement for a Master Franchise Agreement (“MFA”). The revenue for a MFA is a nonrefundable fee and the amount of the fee is dependent on the area covered by the MFA. In addition there will be ongoing royalty fees as determined by the contract.

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

GOVERNMENT REGULATION

The Company is subject to the Trade Regulation Rule of the Federal Trade Commission (the "FTC") entitled “Disclosure Requirements and Prohibitions Concerning Franchising'' (the "Amended FTC Franchise Rule") and state and local laws and regulations that govern the offer, sale and termination of franchises and the refusal to renew franchises. Continued compliance with these broad federal, state and local regulatory networks is essential and costly. The failure to comply with such regulations may have a material adverse effect on the Company and its franchisees. Violations of franchising laws and/or state laws and regulations regulating substantive aspects of doing business in a particular state could limit the Company's ability to sell franchises or subject the Company and its affiliates to rescission offers, monetary damages, penalties, imprisonment and/or injunctive proceedings. In addition, under court decisions in certain states, absolute vicarious liability may be imposed upon franchisors based upon claims made against franchisees. Even if the Company is able to obtain insurance coverage for such claims, there can be no assurance that such insurance will be sufficient to cover potential claims against the Company.

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

The Company's franchising operations are subject to regulation by the FTC under the Amended FTC Franchise Rule which requires, among other things, that the Company prepare and periodically update a comprehensive disclosure document known as a Franchise Disclosure Document (“FDD”) in connection with the sale and operation of its franchises. In addition, some states require a franchisor to register its franchise with the state before it may offer a franchise to a prospective franchisee. The Company believes its FDDs, together with any applicable state versions or supplements, comply with both the FTC guidelines and all applicable state laws regulating franchising in those states in which it has offered franchises.

The Company is also subject to a number of state laws, as well as foreign laws (to the extent it offers franchises outside of the United States), that regulate substantive aspects of the franchisor-franchisee relationship, including, but not limited to, those concerning termination and non-renewal of a franchise.

EMPLOYEES

As of November 30, 2018, the Company employed 13 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

ITEM 1A. RISK FACTORS

Not required for smaller reporting companies.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not required for smaller reporting companies.

ITEM 2. PROPERTIES

The Company's principal executive office, consisting of approximately 5,300 square feet, is located in Deerfield, Illinois and is leased. A lease was signed in June of 2018, effective October 1, 2018, expiring on March 31, 2024 with an option to renew for a 5 year period.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2018 and 2017.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2018	Low	High
First quarter	0.63	0.72
Second quarter	0.65	0.74
Third quarter	0.65	0.72
Fourth quarter	0.66	0.71

Year Ended: November 30, 2017	Low	High
First quarter	0.73	0.88
Second quarter	0.69	0.83
Third quarter	0.69	0.78
Fourth quarter	0.61	0.82

As of February 15, 2019, the Company's Common Stock was held by 138 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 15, 2019, is approximately 1,000 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 6, 2018, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 11, 2019.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 7, June 4 and September 4, 2018, paid April 13, July 6, and October 2, 2018, respectively.

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

GENERAL

The Company has 76 franchised and 4 licensed units with 4 units under development at the end of 2018. Units in operation and under development at the end of 2017 included 82 franchised and 3 licensed units and 2 units under development.  System-wide revenues were $33.8 million in 2018 and $35.0 million in 2017.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through a licensing agreement with Green Beans Coffee. Beginning in December 2017, a majority of franchise signage and point of sale materials was outsourced to a printer that provides consistency and convenience to the franchisees, and prior to December 2017, Sign Shop revenue was included in licensing and other income.

YEAR 2018 COMPARED TO YEAR 2017

Total revenues from all sources decreased $48,000, or 2.2%, to $2,173,000 in 2017 from $2,221,000 in the prior year due to a decrease in royalty revenue of $62,000, a decrease in franchisee fee revenue of $16,000, offset by an increase in licensing fees and other income of $30,000.

Royalty revenue from franchise stores decreased $62,000, or 3.6%, to $1,665,000 in 2018 as compared to $1,727,000 in 2017. Franchise fee revenue decreased $16,000, or 32.0%, to $34,000 in 2018 versus $50,000 in 2017.  During fiscal 2018 there were 6 transfers, compared to 2 store openings and 2 transfers in 2017. Licensing fees and other income increased $30,000, or 6.8%, to $474,000 in 2018 compared to $444,000 in 2017.  The increase in licensing and other income was primarily due to an increase of $184,000 in settlement and other income, offset by a decrease of $55,000 for Sign Shop revenues and $99,000 in nontraditional revenues in 2018 as compared to 2017.

Total operating expenses in 2018 were $1,636,000, or 75.3% of revenues, compared to $1,761,000, or 79.3% of revenues in 2017. Total operating expenses decreased $125,000, or 7.1%, in 2018 compared to 2017.

The decrease in operating expenses of $125,000 in 2018 was primarily due to a decrease in payroll of $45,000 and employee benefit expense of $30,000 for 2018. In addition, occupancy expense decreased in 2018 by $24,000 due to a reduction in square footage of the Corporate office space in October and November. There was also a decrease in advertising and promotions of $10,000, a decrease in legal expenses of $4,000, a decrease in franchise development and compliance of $25,000, a decrease in Sign Shop expenses for cost of goods and obsolete inventory of $26,000 and a decrease in depreciation and amortization of $10,000. These expenses were offset by an increase in bad debt expense of $27,000 and an increase in general expenses of $22,000.

Interest income was less than $1,000 in 2018 and 2017.

There was an income tax expense of $30,000 in 2018 compared to an expense of $6,000 in 2017.

Net income totaled $508,000 or 23.4% of revenue in 2018 as compared to $454,000 or 20.4%, of revenue in the prior year. Earnings per share for basic and diluted outstanding shares in 2018 and 2017 are $.07 and $.06, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2018, the Company had working capital of $756,000 and unrestricted cash of $1,065,000. At November 30, 2017, the Company had working capital of $648,000 and unrestricted cash of $793,000.

During fiscal 2018, the Company had net income of $508,000 and operating activities which provided cash of $642,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $1,000, the provision for uncollectible accounts of $21,000 and noncash lease expense of $17,000. In addition, changes in other operating assets and liabilities increased a total of $94,000. During fiscal 2017, the Company had net income of $454,000 and operating activities which provided cash of $260,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $12,000, less the provision for uncollectible accounts of $6,000. In addition, changes in other operating assets and liabilities decreased a total of $200,000.

During fiscal 2018, the Company used $6,000 for investing activities for equipment purchases and trademark renewal. During fiscal 2017, the Company used $11,000 for investing activities for trademark renewals.

For financing activities in fiscal 2018 and 2017, $363,000 was used for cash distributions/dividend payments to common stockholders.

Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted. On December 6, 2018, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 11, 2019.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no outstanding debt at November 30, 2018.

OFF BALANCE SHEET ARRANGEMENTS

The Company has no off balance sheet arrangements.

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

Management reviewed the qualitative assessment conducted during the first quarter 2018 at year end and does not believe that any impairment exists at November 30, 2018.

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

As of November 30, 2018 the Company has net operating loss carryforwards of approximately $2,267,000 expiring between 2019 and 2029 for U.S. federal income tax purposes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $116,000 and $457,000 as of November 30, 2018 and 2017, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction resulted in a significant decrease in our provisions for income taxes for the year ended November 30, 2018. The change in the valuation allowance was $341,000, of which $196,000 was related to the change in the federal tax rate.

Leases

We determine if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on our consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

Gift Card Policy

Included in accounts payable and accrued expenses at November 30, 2018 and 2017 were liabilities of $146,300 and $156,400, respectively for unredeemed gift cards. We reduce the liability for gift cards when redeemed by a franchisee. If a gift card is not redeemed, we recognize revenue when the likelihood of its redemption becomes remote, generally 6 years from the date of issuance.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  The Company early adopted this standard at the commencement of the new lease beginning October 1, 2018.  The Company has classified the new office lease as an operating lease. The adoption of ASU No. 2016-02 increased the Company’s total assets and liabilities by $494,000 based on a discounted calculation of the future lease payments. A discount rate of 5.25% was used for the present value calculation of the future lease payments. The results on its operations is equal to amortization of the asset, net of the present value discount, on a straight line basis over the lease term.

Recent Accounting Pronouncements (continued)

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

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We have evaluated franchise fees and have determined that under the new standard the franchise fee is not separate and distinct from the overall franchise right. Franchise fees received will be recorded as deferred revenue and recognized as revenue over the term of each respective franchise agreement, typically 10 years.  Under previous GAAP standards, franchise fees and costs associated with opening a franchise location were netted and the balance of the franchise fee was recognized when the location was opened for business. Upon adoption of Topic 606 in fiscal 2019 franchise fees less nonspecific expenses will be amortized over the life of the franchise contract and specific expenses being recognized immediately. This new standard, as compared to previous years will decrease franchise fee revenue by approximately $20,000 and $25,000 for each BAB and MFM location opened, respectively.  The retrospective adjustment to franchise fee revenue for 2019 will increase franchise revenue by approximately $14,000 and the cumulative adjustment as of December 1, 2018 will reduce retained earnings by approximately $83,000.

In addition, we have evaluated the impact of our franchise contributions to and subsequent expenditures from our marketing fund. We act as an agent in regard to these franchisee contributions and expenditures and under prior GAAP standards, we have not currently included them in our Consolidated Statements of Income. Upon adoption of Topic 606, we have determined we are the principal in these arrangements and under the new standard we will include them as revenue and expense items.  Additionally, we have determined that the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to us a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related sales occur based on the application of the sales-based royalty exception within Topic 606. We believe the approximate impact on revenues and expenses for 2019, based on 2018 numbers, will increase both revenue and expenses by approximately $988,000. There will not be an impact on our net income.

The ASU is effective for the Company, for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company does not believe that the impact of adoption of this guidance will have a material effect on the Company’s financial position, cash flows or results of operations.

Recent Accounting Pronouncements (continued)

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017. The Company currently follows a policy of recognizing breakage revenue after a card has been issued and not returned for a predetermined period per the Company policy. Revenue is recognized in the first quarter each year for breakage of prepaid stored-value products. This standard will be adopted in fiscal 2019. The Company does not believe that adoption of this guidance will have a material impact on the Company’s financial position, cash flows or results of operations.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our Consolidated Statements of Cash Flows.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2018 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2018 and 2017

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of BAB, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. and Subsidiaries (the Company) as of November 30, 2018 and 2017, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of November 30, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

Oak Park, Illinois
February 25, 2019

6611 W. North Avenue      ▪      Oak Park, IL 60302      ▪      P 708.386.1433      ▪      F 708.386.0139      ▪      www.sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2018 and 2017

	2018	2017

ASSETS
Current Assets
Cash	$1,065,265	$792,655
Restricted cash	443,962	693,425
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $39,377 in 2018 and $19,438 in 2017)	78,012	56,342
Marketing fund contributions receivable from franchisees and stores	15,831	12,635
Inventories	3,195	19,761
Prepaid expenses and other current assets	66,295	85,770
Total Current Assets	1,672,560	1,660,588

Property, plant and equipment (net of accumulated depreciation of $155,024 in 2018 and $154,762 in 2017)	1,142	5,515
Trademarks	459,637	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $123,949 in 2018 and $123,398 in 2017)	9,742	-
Operating Lease Right of Use	480,785	-
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,693,077	2,206,923
Total Assets	$4,365,637	$3,867,511

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$38,224	$43,741
Accrued expenses and other current liabilities	296,227	243,397
Unexpended marketing fund contributions	459,413	706,856
Deferred franchise fee revenue	27,000	-
Deferred licensing revenue	46,667	18,155
Current portion operating lease liability	48,635	-
Total Current Liabilities	916,166	1,012,149

Long-term operating lease liability (net of current portion)	449,409	-
Total Liabilities	1,365,575	1,012,149

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2018 and November 30, 2017	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2018 and November 30, 2017	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2018 and November 30, 2017	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,272,448)	(11,417,148)
Total Stockholders' Equity	3,000,062	2,855,362
Total Liabilities and Stockholders' Equity	$4,365,637	$3,867,511

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2018 and 2017

	2018	2017
REVENUES
Royalty fees from franchised stores	$1,665,016	$1,726,976
Franchise fees	34,500	50,000
Licensing fees and other income	473,815	443,917
Total Revenues	2,173,331	2,220,893

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	971,830	1,017,435
Occupancy	153,614	177,592
Advertising and promotion	14,027	24,065
Professional service fees	126,050	130,323
Travel	40,312	41,271
Employee benefit expense	129,116	158,646
Depreciation and amortization	1,210	11,536
Other	199,456	200,459
Total Operating Expenses	1,635,615	1,761,327
Income from operations	537,716	459,566
Interest income	159	107
Income before provision for income taxes	537,875	459,673
Provision for income taxes
Current tax expense	30,000	5,500
Net Income	$507,875	$454,173

Earnings per share - Basic and Diluted	$0.07	$0.06

Weighted average shares outstanding - Basic and Diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.05	$0.05

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2018 and 2017

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
November 30, 2016	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,508,145)	$2,764,365

Dividends Declared						(363,176)	(363,176)

Net Income						454,173	454,173

November 30, 2017	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,417,148)	$2,855,362

Dividends Declared						(363,175)	(363,175)

Net Income						507,875	507,875

November 30, 2018	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,272,448)	$3,000,062

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2018 and 2017

	2018	2017
Operating activities
Net income	$507,875	$454,173
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	1,210	11,536
Provision for uncollectible accounts, net of recoveries	20,773	(5,881)
Noncash lease expense	17,259	-
Changes in:
Trade accounts receivable and notes receivable	(42,443)	383
Restricted cash	249,463	(94,538)
Marketing fund contributions receivable	(3,196)	(2,397)
Inventories	15,762	(3,631)
Prepaid expenses and other	19,475	(4,748)
Accounts payable	(5,517)	358
Accrued liabilities	52,830	(121,772)
Unexpended marketing fund contributions	(247,443)	97,476
Deferred revenue	55,512	(71,071)
Net Cash Provided by Operating Activities	641,560	259,888

Investing activities
Capitalization of trademark renewals	(10,292)	(4,455)
Proceeds from sale/(purchase) of equipment	4,517	(6,718)
Net Cash Used In Investing Activities	(5,775)	(11,173)

Financing activities
Cash distributions/dividends	(363,175)	(363,176)
Net Cash Used In Financing Activities	(363,175)	(363,176)

Net Increase/(Decrease) in Cash	272,610	(114,461)

Cash, Beginning of Period	792,655	907,116
Cash, End of Period	$1,065,265	$792,655

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$969	$21,091
NonCash Operating Activities
Right of Use Lease Asset and Liability	$493,752	$-

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2018, the Company had 76 franchise units and four licensed units in operation in 22 states and the United Arab Emirates. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee. Also, included in licensing fees and other income for fiscal 2017 is the Operations Sign Shop. Beginning in December 2017, a majority of franchise signage and point of sale materials was outsourced to a printer that provides consistency and convenience to the franchisees.

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

November 30, 2018 and 2017

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

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2018	2017
Operating Units
Franchise Owned	76	82
Licensed Units	4	3
	80	85
Unopened stores with Franchise Agreements:	4	2
Total operating units and units with Franchise Agreements	84	87

License fees and other income primarily consist of license fees, Sign Shop revenues and defaulted and terminated franchise contract revenues. Revenue is recorded on an accrual basis. Actual amounts are used to record the majority of license fees although at times it is necessary to use estimates. Revenues and expenses recorded for the Sign Shop, as well as defaulted and terminated franchise contract revenue, are actual amounts. Beginning in December 2017, a majority of franchise signage and point of sale materials was outsourced to a printer that provides consistency and convenience to the franchisees, prior to December 2017, Sign Shop revenue was included in licensing and other income.

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

November 30, 2018 and 2017

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

Cash

As of November 30, 2018 and 2017, the Marketing Fund cash balances, which are restricted, were $444,000 and $693,000, respectively.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

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

Management reviewed the qualitative assessment conducted during the first quarter 2018 at year end and does not believe that any impairment exists at November 30, 2018.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2016	$1,493,771	$455,182	$9,108	$1,958,061
Additions	-	4,455	-	4,455
Amortization expense	-	-	(9,108)	(9,108)
Net Balance as of November 30, 2017	$1,493,771	$459,637	$-	$1,953,408
Additions	-	-	10,292	10,292
Amortization expense	-	-	(550)	(550)
Net Balance as of November 30, 2018	$1,493,771	$459,637	$9,742	$1,963,150

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Note 2 - Summary of Significant Accounting Policies (Continued)

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. Advertising and promotion expense was $14,000 and $24,000 in 2018 and 2017, respectively. All advertising and promotion costs were related to the Company’s franchise operations.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2018 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2018 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company has adopted ASU 2015-17 during the year ended November 30, 2018. In accordance with ASU 2015-17, the deferred tax asset is classified as noncurrent on the balance sheet.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction resulted in a significant decrease in our provisions for income taxes for the year ended November 30, 2018.

The Company’s income tax returns, which are filed as a consolidated return under Inc. for the years ending November 30, 2015, 2016 and 2017 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

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

	2018	2017
Numerator:
Net income available to common shareholders	$507,875	$454,173

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.07	$0.06

At November 30, 2018 and 2017, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

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

Leases

Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities, and operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, we use an incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

For certain equipment leases, such as vehicles, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Gift Card Policy

Included in accounts payable and accrued expenses at November 30, 2018 and 2017 were liabilities of $146,300 and $156,400, respectively for unredeemed gift cards. We reduce the liability for gift cards when redeemed by a franchisee. If a gift card is not redeemed, we recognize revenue when the likelihood of its redemption becomes remote, generally 6 years from the date of issuance.

Recent Accounting Pronouncements

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases, requiring lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For lessees, leases will continue to be classified as either operating or finance leases in the income statement. Lessor accounting is similar to the current model but updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented.  The Company early adopted this standard at the commencement of the new lease beginning October 1, 2018.  The Company has classified the new office lease as an operating lease. The adoption of ASU No. 2016-02 increased the Company’s total assets and liabilities by $494,000 based on a discounted calculation of the future lease payments. A discount rate of 5.25% was used for the present value calculation of the future lease payments. The results on its operations is equal to amortization of the asset, net of the present value discount, on a straight line basis over the lease term.

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

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We have evaluated franchise fees and have determined that under the new standard the franchise fee is not separate and distinct from the overall franchise right. Franchise fees received will be recorded as deferred revenue and recognized as revenue over the term of each respective franchise agreement, typically 10 years.  Under previous GAAP standards, franchise fees and costs associated with opening a franchise location were netted and the balance of the franchise fee was recognized when the location was opened for business. Upon adoption of Topic 606 in fiscal 2019 franchise fees less nonspecific expenses will be amortized over the life of the franchise contract and specific expenses being recognized immediately. This new standard, as compared to previous years will decrease franchise fee revenue by approximately $20,000 and $25,000 for each BAB and MFM location opened, respectively.  The retrospective adjustment to franchise fee revenue for 2019 will increase franchise revenue by approximately $14,000 and the cumulative adjustment as of December 1, 2018 will reduce retained earnings by approximately $83,000.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Recent Accounting Pronouncements (continued)

In addition, we have evaluated the impact of our franchise contributions to and subsequent expenditures from our marketing fund. We act as an agent in regard to these franchisee contributions and expenditures and under prior GAAP standards, we have not currently included them in our Consolidated Statements of Income. Upon adoption of Topic 606, we have determined we are the principal in these arrangements and under the new standard we will include them as revenue and expense items.  Additionally, we have determined that the advertising services provided to franchisees are highly interrelated with the franchise right and therefore not distinct. Franchisees remit to us a percentage of restaurant sales as consideration for providing the advertising services. As a result, revenues for advertising services are recognized when the related sales occur based on the application of the sales-based royalty exception within Topic 606. We believe the approximate impact on revenues and expenses for 2019, based on 2018 numbers, will increase both revenue and expenses by approximately $988,000. There will not be an impact on our net income.

The ASU is effective for the Company, for fiscal years beginning after December 15, 2017. The Company will adopt ASU 2014-09 for fiscal year ending November 30, 2019 and the Company does not believe that the impact of adoption of this guidance will have a material effect on the Company’s financial position, cash flows or results of operations.

In March 2016, the Financial Accounting Standards Board issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in the ASU are designed to provide guidance and eliminate diversity in the accounting for derecognition of prepaid stored-value product liabilities. Typically, a prepaid stored-value product liability is to be derecognized when it is probable that a significant reversal of the recognized breakage amount will not subsequently occur. This is when the likelihood of the product holder exercising its remaining rights becomes remote. This estimate shall be updated at the end of each period. The amendments in this ASU are effective for the annual reporting periods beginning after December 15, 2017. The Company currently follows a policy of recognizing breakage revenue after a card has been issued and not returned for a predetermined period per the Company policy. Revenue is recognized in the first quarter each year for breakage of prepaid stored-value products. This standard will be adopted in fiscal 2019. The Company does not believe that adoption of this guidance will have a material impact on the Company’s financial position, cash flows or results of operations.

 In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of ASU 2016-18 to have a material impact on our Consolidated Statements of Cash Flows.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements as of November 30, 2018 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Note 3 – Income Taxes

The components of the Company’s current (benefit)/provision for income taxes are as follows:

	2018	2017
Current
Federal	$23,000	$4,000
State	7,000	1,500
Deferred	-	-
Total	$30,000	$5,500

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 21% and a state rate of 7.11%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2018	2017

Federal income tax provision computed at federal statutory rate	$113,705	$157,327
State income taxes, net of federal tax provision	38,497	22,905
Change in valuation allowance, tax rate and other adjustments	(122,202)	(174,732)
Income Tax Provision	$30,000	$5,500

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction resulted in a significant decrease in our provisions for income taxes for the year ended November 30, 2018. The change in the valuation allowance was $341,000, of which $196,000 was related to the change in the federal tax rate.

Income tax expense does not bear a customary relationship in 2018 due to the reduction of the federal and state tax rate from 39% in 2017 to 28% in 2018.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Note 3 – Income Taxes (Continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2018	2017
Deferred revenue	$20,709	$7,071
Deferred rent	-	7,813
Marketing Fund net contributions	124,798	270,089
Allowance for doubtful accounts and notes receivable	11,069	7,569
Accrued expenses	31,688	55,946
Operating lease liability	140,000	-
Net operating loss carryforwards	637,359	1,009,553
Valuation allowance	(115,824)	(457,394)
Total Deferred Income Tax Asset	$849,799	$900,647

Depreciation and amortization	$(466,650)	$(652,647)
Right of use lease asset	(135,149)	-
Total Deferred Income Tax Liabilities	$(601,799)	$(652,647)

Total Net Deferred Tax Asset	$248,000	$248,000

As of November 30, 2018 the Company has net operating loss carryforwards expiring between 2019 and 2029 for U.S. federal income tax purposes of approximately $2,267,000. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $116,000 and $457,000 as of November 30, 2018 and 2017, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Note 4 - Stockholders’ Equity

On December 6, 2018, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 11, 2019.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 7, June 4 and September 4, 2018, paid April 13, July 6, and October 2, 2018, respectively. The Board of Directors declared a cash distribution/dividend on March 15, June 7 and September 7, 2017 of $0.01 per share, paid April 20, July 13, and October 13, 2017, respectively. On December 5, 2017, a $0.01 quarterly and a $0.01 special cash distribution/dividend per share was declared and paid on January 12, 2018. On May 6, 2013, the Board of Directors (“Board”) of BAB, Inc. authorized and declared a dividend distribution of one right for each outstanding share of the common stock of BAB, Inc. to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Shareholder Services, as rights agent.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Note 5 – Lease Commitments

The Company rents its office under an operating lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. A lease was signed in June of 2018, effective October 1, 2018, expiring on March 31, 2024 with an option to renew for a 5 year period. A six month rent abatement and tenant allowance was provided in the lease, with any unused portion to be applied to base rent and the unused portion has not yet been determined. The renewal option and tenant allowance have not been included in the measurement of the lease liability. Rent expense for the years ended November 30, 2018 and 2017 was $150,000 and $174,000, respectively.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At November 30, 2018 the remaining lease term was 64 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2018, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2019	$71,965
2020	110,375
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	569,535

Present Value Discount	(71,491)
Present Value	$498,044

Short-term lease liability	$48,635
Long-term lease liability	449,409
Total Operating Lease Liability	$498,044

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2018 and 2017

Note 6 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2018 and 2017 the Company’s employer match was $40,000 and $37,000, respectively. There were no Company discretionary contributions in 2018 or 2017.

Note 7 – Contingencies

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

Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2018 and 2017, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2018.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2018.

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

Identification of Directors

The following two directors are independent directors:

Steven G. Feldman became a director of the Company in May 2003. Mr. Feldman brings 26 plus years of experience in business, sales and marketing as the CEO of Techcare, LLC (1987-2011), an IT managed services firm in Deerfield, IL that was purchased in 2011 by All Covered, a Division of Konica Minolta Solutions, USA, Inc.   Since 2014 Mr. Feldman has been working with and investing in a variety of startup companies in the Chicago area. Mr. Feldman earned his degree in accounting and his CPA at the University of Illinois at Champaign-Urbana.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	62	Chief Executive Officer, President and Director
Michael K. Murtaugh	74	Vice President, General Counsel, Secretary and Director
Geraldine Conn	67	Chief Financial Officer and Treasurer
Steven G. Feldman	62	Director
James A. Lentz	71	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2018 and 2017 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)(2)	Total ($)
Michael W. Evans	2018	208,271	24,124	-	-	-	-	9,527	241,922
President and CEO	2017	232,886	-	-	-	-	-	10,961	243,847

Michael K. Murtaugh	2018	150,055	17,372	-	-	-	-	5,978	173,405
Vice President and General Counsel	2017	174,671	-	-	-	-	-	6,816	181,487

Geraldine Conn	2018	105,000	8,500	-	-	-	-	4,578	118,078
Chief Financial Officer	2017	105,000	-	-	-	-	-	4,817	109,817

In fiscal 2018 bonuses were earned and a portion was paid and a portion waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds and life insurance which is provided to all employees.

(1)	401(k) matching funds:
2018 M. Evans $9,388; M Murtaugh $5,860; G. Conn $4,540
2017 M. Evans $9,315; M Murtaugh $6,113; G. Conn $4,200
(2)	Life insurance:
2018 M. Evans $139; M. Murtaugh $118; G. Conn $38
2017 M. Evans $1,646; M. Murtaugh $703; G. Conn $617

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2018:

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

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2018:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2018

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 22, 2019 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 22, 2019 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,463,579 (1)(2)	20.15

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300.28

Steven G. Feldman 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	10,000.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932.21

Executive officers and directors as a group (5 persons)	2,476,865 (1)(2)	34.10

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2018 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2018 and 2017 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $56,400 and $63,400 for fiscal 2018 and 2017, respectively.

Tax compliance services provided by Sassetti LLC were $11,200 and $12,600 for fiscal 2018 and 2017, respectively.

During the years ended November 30, 2018 and 2017, Sassetti LLC did not perform any other services for the Company.

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

Consolidated Balance Sheets as at November 30, 2018 and 2017 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2018 and 2017 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

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

Dated: February 25, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 25, 2019
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 25, 2019
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 25, 2019
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 25, 2019
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 25, 2019
By /s/ James A. Lentz
James A. Lentz, Director