Form 10-Q
period 2019-02-28
BAB, INC.
filed 2019-04-15
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2019
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒  Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐    No ☒

As of April 15, 2019 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2019	November 30, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$965,541	$1,065,265
Restricted cash	421,940	443,962
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $28,342 in 2019 and $39,377 in 2018 )	84,904	78,012
Marketing fund contributions receivable from franchisees and stores	13,071	15,831
Prepaid expenses and other current assets	62,243	69,490
Total Current Assets	1,547,699	1,672,560

Property, plant and equipment (net of accumulated depreciation of $155,137 in 2019 and $155,024 in 2018)	1,029	1,142
Trademarks	459,637	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $124,235 in 2019 and $123,949 in 2018)	10,206	9,742
Operating lease right of use	461,122	480,785
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,673,765	2,693,077
Total Assets	$4,221,464	$4,365,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$37,272	$38,224
Accrued expenses and other current liabilities	299,593	296,227
Unexpended marketing fund contributions	434,597	459,413
Deferred franchise fee revenue	48,149	27,000
Deferred licensing revenue	26,905	46,667
Current portion operating lease liability	55,879	48,635
Total Current Liabilities	902,395	916,166

Long-term Liabilities (net of current portion)
Operating lease liability	448,390	449,409
Deferred franchise revenue	65,163	-
Deferred licensing revenue	10,119	-
Total Long-term Liabilities	523,672	449,409

Total Liabilities	$1,426,067	$1,365,575

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2019 and November 30, 2018	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2019 and November 30, 2018	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2019 and November 30, 2018	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,477,113)	(11,272,448)
Total Stockholders' Equity	2,795,397	3,000,062
Total Liabilities and Stockholders' Equity	$4,221,464	$4,365,637

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Month Periods Ended February 28, 2019 and 2018

 (Unaudited)

	For the three months ended:
	February 28, 2019	February 28, 2018
REVENUES
Royalty fees from franchised stores	$373,118	$385,051
Franchise Fees	13,413	-
Licensing fees and other income	96,981	115,416
Marketing fund revenue	228,788	-
Total Revenues	712,300	500,467

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	215,935	207,362
Occupancy	19,636	39,839
Advertising and promotion	11,327	993
Professional service fees	59,634	61,309
Travel	7,959	9,075
Employee benefit expenses	39,733	27,471
Depreciation and amortization	399	152
Marketing fund expenses	228,788	-
Other	27,289	38,460
Total Operating Expenses	610,700	384,661
Income from operations	101,600	115,806

Interest income	260	24
Income before provision for income taxes	101,860	115,830
Provision for income taxes
Current tax expense	5,000	15,000
Net Income	$96,860	$100,830

Net Income per share - Basic and Diluted	$0.01	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.03	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2019 and 2018

(Unaudited)

	For the three months ended:
	February 28, 2019	February 28, 2018
Operating activities
Net Income	$96,860	$100,830
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	399	152
Provision for uncollectible accounts, net of recoveries	(11,035)	(1,163)
Noncash lease expense	25,888	-
Changes in:
Trade accounts receivable and notes receivable	4,142	8,816
Marketing fund contributions receivable	2,760	2,582
Inventories	-	6,068
Prepaid expenses and other	8,596	6,614
Accounts payable	(952)	4,172
Accrued liabilities	624	27,529
Unexpended marketing fund contributions	(24,816)	(14,147)
Deferred revenue	(5,556)	(893)
Net Cash Provided by Operating Activities	96,910	140,560

Investing activities
Proceeds from sale of equipment	-	4,516
Capitalization of trademark renewals	(750)	(4,246)
Net Cash (Used In)/Provided By Investing Activities	(750)	270

Financing activities
Cash distributions/dividends	(217,906)	(145,270)
Net Cash Used In Financing Activities	(217,906)	(145,270)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(121,746)	(4,440)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,509,227	1,486,080
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,387,481	$1,481,640

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,800	$-

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Month Periods Ended February 28, 2019 and 2018

(Unaudited)

Note 1. Nature of Operations

BAB, Inc (“the Company”) has three wholly owned subsidiaries: BAB Systems, Inc. (“Systems”), BAB Operations, Inc. (“Operations”) and BAB Investments, Inc. (“Investments”). Systems was incorporated on December 2, 1992, and was primarily established to franchise Big Apple Bagels® (“BAB”) specialty bagel retail stores. My Favorite Muffin (“MFM”) was acquired in 1997 and is included as a part of Systems. Brewster’s (“Brewster’s”) was established in 1996 and the coffee is sold in BAB and MFM locations. SweetDuet® (“SD”) frozen yogurt can be added as an additional brand in a BAB location. Operations was formed in 1995, primarily to operate Company-owned stores of which there are currently none. The assets of Jacobs Bros. Bagels (“Jacobs Bros.”) were acquired in 1999, and any branded wholesale business uses this trademark. Investments was incorporated in 2009 to be used for the purpose of acquisitions. To date there have been no acquisitions.

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 28, 2019, the Company had 73 franchise units and 6 licensed units in operation in 23 states and the United Arab Emirates. There are 3 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery™” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet® is a branded self-serve frozen yogurt that can be added as an additional brand in a BAB location.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2018 which was filed February 25, 2019.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

2. Summary of significant accounting policies

Unaudited consolidated financial statements

The accompanying unaudited Condensed Consolidated Financial Statements of BAB, Inc. have been prepared pursuant to generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) for Form 10-Q. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Uses of estimates

The preparation of the financial statements and accompanying notes are in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

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

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations.

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

	For the three months ended:
	February 28, 2019	February 28, 2018
Numerator:
Net income available to common shareholders	$96,860	$100,830

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01

2. Summary of significant accounting policies (continued)

Leases

The company accounts for leases under ASU 2016-02. Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

Recently Adopted Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”) and has since issued various amendments which provide additional clarification and implementation guidance on Topic 606. This guidance establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted this new guidance effective the first day of fiscal 2019 using the modified retrospective transition method and applied Topic 606 to those contracts which were not completed as of December 1, 2018.

The Company recognized the cumulative effect of initially applying the new revenue standard as an adjustment to the opening balance of accumulated deficit at the beginning of fiscal 2019. In performing its analysis, the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price.  Comparative information from prior year periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods under “Revenue Recognition” (“Topic 605”). Refer to Note 3 for further disclosure of the impact of the new guidance.

Liabilities

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective December 1, 2018 in connection with its adoption of Topic 606, utilizing the modified retrospective method. Refer to Note 3 for further disclosure of the impact of the new guidance.

2. Summary of significant accounting policies (continued)

Statement of Cash Flows

 In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for all interim and annual reporting periods beginning after December 15, 2017. The Company adopted this new guidance on December 1, 2018 using a retrospective transition method, and restated the cash flow statement for the prior period presented.

The chart below show the cash, cash equivalents, and restricted cash within the consolidated statements of cash flows as of February 28, 2019 and February 28, 2018 were as follows:

	February 28, 2019	February 28, 2018

Cash and cash equivalents	$965,541	$799,564
Restricted cash	421,940	682,076
Total cash, cash equivalents and restricted cash	$1,387,481	$1,481,640

3. Revenue Recognition

The Company adopted Topic 606 on December 1, 2018 using the modified retrospective transition method and recorded an increase to opening accumulated deficit of $84,000. The adoption of this standard update resulted in no tax impact. The Company adopted Topic 606 only for contracts with remaining performance obligations as of December 1, 2018, under the modified retrospective transition method. Comparative information from prior year periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods under Topic 605.

The adoption changed the timing of recognition of initial franchise fees, development fees, the reporting of advertising fund contributions and related expenditures, as well as timing of the recognition of gift card breakage.

The cumulative effects of the changes made to the Condensed Consolidated Balance Sheets as of December 1, 2018, for the adoption of Topic 606 were as follows:

	Balance at November 30, 2018	Adjustments Due to ASC 606	Balance at December 1, 2018

Assets
Other assets	$66,295	$(1,348)	$64,947
Liabilities
Accrued gift card liability	146,290	2,742	149,032
Other current liabilities
Deferred revenue	27,000	82,225	109,225
Shareholders (deficit) equity
Accumulated deficit	(11,272,448)	(83,619)	(11,356,067)

3. Revenue Recognition (continued)

The following table presents disaggregation of revenue from contracts with customers for the three months ended February 28, 2019 and 2018:

	For three months ended February 28, 2019	For three months ended February 28, 2018 (1)

Royalty revenue	$373,118	$385,051
Franchise fees	13,413	-
License fees	2,500	-
Gift card revenue	1,631	26,260
Sign Shop revenue	372	1,788
Settlement revenue	30,220	36,475
Nontraditional revenue	62,258	50,893
Marketing fund revenue	228,788	-
Net revenue	$712,300	$500,467

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

Franchise and related revenue

The Company sells individual franchises. The franchise agreements typically require the franchisee to pay an initial, non-refundable fee prior to opening the respective location(s), and continuing royalty fees on a weekly basis based upon a percentage of franchisee net sales. The initial term of franchise agreements are typically 10 years.  Subject to the Company’s approval, a franchisee may generally renew the franchise agreement upon its expiration.  If approved, a franchisee may transfer a franchise agreement to a new or existing franchisee, at which point a transfer fee is typically paid by the current owner which then terminates that franchise agreement. A franchise agreement is signed with the new franchisee with no franchise fee required. If a contract is terminated prior to its term, it is a breach of contract and a penalty is assessed based on a formula reviewed and approved by management. Revenue generated from a contract breach is termed settlement income by the Company and included in licensing fees and other income.

Under the terms of our franchise agreements, the Company typically promises to provide franchise rights, pre-opening services such as blueprints, operational materials, planning and functional training courses, and ongoing services, such as management of the marketing fund.  Under ASC 605, initial franchise fees paid by franchisees for each arrangement were deferred until the store opened and were recognized as revenue in their entirety on that date.  Upon adoption of Topic 606, the Company determined that certain pre-opening activities, and the franchise rights and related ongoing services, represented two separate performance obligations.  The franchise fee revenue has been allocated to the two separate performance obligations using a residual approach.  The Company has estimated the value of performance obligations related to certain pre-opening activities deemed to be distinct based on cost plus an applicable margin, and assigned the remaining amount of the initial franchise fee to the franchise rights and ongoing services.  Revenue allocated to preopening activities is recognized when (or as) these services are performed.  Revenue allocated to franchise rights and ongoing services is deferred until the store opens, and recognized on a straight line basis over the duration of the agreement, as this ensures that revenue recognition aligns with the customer’s access to the franchise right.

Royalty income is recognized during the respective franchise agreement based on the royalties earned each period as the underlying franchise store sales occur. Adoption of ASC 606 will not change when the royalty revenue is recognized, this new guidance did not impact the recognition of royalty income.

There are two items involving revenue recognition of contracts that require us to make subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated stand alone selling price of each obligation. In instances where our contract includes significant customization or modification services, the customization and modification services are generally combined and recorded as one distinct performance obligation.

3. Revenue Recognition (continued)

Gift Card Breakage Revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Operations. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

Previously, under Topic 605, the Company recognized revenue from gift cards on an annual basis in the first quarter per a management policy that was formulated based on when the likelihood of the gift card being redeemed by the customer was remote (also referred to as “breakage”) and the Company determined that it did not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage amount based upon its historical redemption patterns. Gift card breakage revenue was previously included in licensing fees and other revenue in the Condensed Consolidated Statements of Income. Under Topic 606, the Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and it is included in licensing fees and other revenue.  Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter.

Nontraditional and rebate revenue

As part of the Company’s franchise agreements, the franchisee purchases products and supplies from designated vendors.  The Company may receive various fees and rebates from the vendors and distributors on product purchases by franchisees.  In addition, the Company may collect various initial fees, and those fees are classified as deferred revenue in the balance sheet and straight lined over the life of the contract as deferred revenue in the balance sheet. The Company does not possess control of the products prior to their transfer to the franchisee and products are delivered to franchisees directly from the vendor or their distributors.  Under adoption of ASC 606 the revenue recognition will not change, the Company will recognize the rebates as franchisees purchase products and supplies from vendors or distributors and will recognize the initial fees over the contract life and the fees will be reported as licensing fees and other income in the Condensed Consolidated Statements of Income.

Marketing Fund

Franchise agreements require the franchisee to pay continuing marketing fees on a weekly basis, based on a percentage of franchisees sales.  Marketing fees are not paid on franchise wholesale sales.  The balance sheet includes marketing fund cash, which is the restricted cash, accounts receivable and unexpended marketing fund contributions.  Under Topic 606, the Company has determined that although the marketing fees are not separate performance obligations distinct from the underlying franchise right, the Company acts as the principal as it is primarily responsible for the fulfillment and control of the marketing services. As a result, the Company records marketing fees in revenues and related marketing fund expenditures in expenses in the Condensed Consolidated Statement of Income. The Company historically presented the net activities of the marketing fund within the balance sheet in the Condensed Consolidated Balance Sheet. While this reclassification will impact the gross amount of reported revenue and expenses the amounts will be offsetting, and there will be no impact on net income.

3. Revenue Recognition (continued)

Contract balances

Information about contract balances subject to ASC 606 is as follows:

	February 28, 2019	December 1, 2018

Assets
Accounts receivable	$76,577	$36,337
Total Assets	76,577	36,337

Liabilities
Contract liabilities - current	603,909	647,594
Contract liabilities - long-term	102,286	106,948

Total Contract Liabilities	$706,195	$754,542

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of February 28, 2019 and December 1, 2018.  The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	Accounts Receivable	Contract Liabilities

Balance at beginning of period	$36,337	$754,542

Revenue Recognized	-	(48,347)

Amounts (collected) or invoiced, net	40,240	-

Balance at end of period	$76,577	$706,195

Transaction price allocated to remaining performance obligations:

2019(a)	$48,050
2020	20,671
2021	19,254
2022	17,292
2023	12,598
Thereafter	32,471
Total	$150,336

(a) represents the estimate for the remainder of 2019

The Company has elected to apply certain practical expedients as defined in ASC 606-10-50-14 through 606-10-50-14A, including (i) performance obligations that are a part of a contract that has an original expected duration of one year or less; (ii) the right to invoice practical expedient; and (iii) variable consideration related to unsatisfied performance obligations that is allocated entirely to a wholly unsatisfied promise to transfer a distinct service that forms part of a single performance obligation, and the terms of that variable consideration relate specifically to our efforts to transfer the distinct service, or to a specific outcome from transferring the distinct service. As such, sales-based royalty and marketing income, as well as gift card breakage revenue, is not included in the above transaction price chart. Additionally, the Company has applied the transition practical expedient that allows the Company to omit the above disclosures for the fiscal year November 30, 2018.

3. Revenue Recognition (continued)

Impact of the Adoption of ASC 606

The adoption changed the timing of recognition of initial franchise fees, the reporting of advertising fund contributions and related expenditures, as well as timing of the recognition of gift card breakage.

In accordance with the new revenue standard requirements, the following tables summarize the effects of the new standard on the Company’s Consolidated Balance Sheet and Statement of Operations for the three months ended February 28, 2019.

	As reported February 28, 2019	Effect of change	Balance without ASC 606 adoption

Assets
Other assets	$1,547,699	$1,348	$1,546,351
Liabilities
Accrued gift card liability	155,391	26,665	128,726
Other current liabilities
Deferred revenue	150,336	91,972	58,364
Shareholders (deficit) equity
Accumulated deficit	(11,477,113)	(40,125)	(11,436,988)

	As reported February 28, 2019	Effect of change	Balance without ASC606 adoption

Royalty revenue	$373,118	$-	$373,118
Franchise fees	13,413	3,413	10,000
License fees	2,500	(12,500)	15,000
Gift card revenue	1,631	(31,038)	32,669
Sign Shop revenue	372	-	372
Settlement revenue	30,220	-	30,220
Nontradtional revenue	62,258	-	62,258
Marketing fund revenue	228,788	228,788	0
Net revenue	712,300	188,663	523,637

Expenses unaffected by ASC 606	381,912	-	381,912
Marketing fund expenses	228,788	228,788	0
Interest (income)/expense	(260)	-	(260)
Income tax expense	5,000	-	5,000
Net expenses	615,440	228,788	386,652

Net income	$96,860	$(40,125)	$136,985

4. Units Open and Under Development

Units which are open or under development at February 28, 2019 are as follows:

Stores open:

Franchisee-owned stores	73
Licensed Units	6
79
Unopened stores with Franchise Agreements	3

Total operating units and units with Franchise Agreements	82

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 28, 2019	February 28, 2018
Numerator:
Net income available to common shareholders	$96,860	$100,830

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2019, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at February 28, 2019, and a quantitative assessment was not considered necessary.

7. Lease Commitments

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 28, 2019 the remaining lease term was 61 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of February 28, 2019, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2019	$71,965
2020	110,375
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	569,535

Present Value Discount	(65,266)
Present Value	$504,269

Short-term lease liability	$55,879
Long-term lease liability	448,390
Total Operating Lease Liability	$504,269

8. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective or not yet effective pronouncements as of February 28, 2019 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

9. Stockholder’s Equity

On December 6, 2018, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 11, 2019.

On March 13, 2019, the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 29, 2019, to be paid April 18, 2019.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same. On May 22, 2017 an amendment was filed extending the final expiration date to mean the seventh anniversary date of the original agreement. All other original rights and provisions remain the same. On February 22, 2019 an amendment was filed extending the final expiration date to mean the ninth anniversary date of the original agreement. All other original rights and provisions remain the same.

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

General

There are 73 franchised and 6 licensed units at February 28, 2019 compared to 80 franchised and 3 licensed units at February 28, 2018.  System-wide revenues for the three months ended February 28, 2019 were $7.8 million as compared to February 28, 2018 which were $7.8 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through nontraditional channels of distribution through a licensing agreement with Green Beans Coffee.

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

There are two items involving revenue recognition of contracts that require us to make subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated stand alone selling price of each obligation. In instances where our contract includes significant customization or modification services, the customization and modification services are generally combined and recorded as one distinct performance obligation.

The Company earns licensing fees from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of February 28, 2019, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2019 versus Three Months Ended February 28, 2018

For the three months ended February 28, 2019 and 2018, the Company reported net income of $97,000 and $101,000, respectively. Total revenue of $712,000 increased $212,000, or 42.4%, for the three months ended February 28, 2019, as compared to total revenue of $500,000 for the three months ended February 28, 2018. Marketing revenue of $229,000 were included per adoption of ASC 606 and franchise fees increased $13,000, offset by a decrease of $12,000 in royalty revenue and an $18,000 decrease in licensing fees and other income. Adoption of ASC606 decreased net income for February 28, 2019 by $40,000, from $137,000 to $97,000. Adoption of ASC606 includes $229,000 in revenue for Marketing revenue and rebates, an increase of $4,000 in franchise fees, offset by a decrease in license fees of $13,000 and gift card breakage of $29,000 making revenues unadjusted for ASC606, $524,000 for February 28, 2019.

Royalty fee revenue of $373,000, for the quarter ended February 28, 2019, decreased $12,000, or 3.1%, from the $385,000 for quarter ended February 28, 2018.

Franchise fee revenues of $13,000, for the quarter ended February 28, 2019, versus none for the quarter ended February 28, 2018. There were two transfers in 2019 versus none in 2018. In addition, there was a $3,000 franchise fee revenue increase for adoption of ASC606 in fiscal 2019.

Licensing fee and other income of $97,000, for the quarter ended February 28, 2019, decreased $18,000, or 15.7% from $115,000 for the quarter ended February 28, 2018. License fees and settlement income decreased $4,000 and gift card breakage revenue decreased $25,000, offset by an increase in rebate revenue of $11,000 in 2019 compared to 2018. The decrease in gift card breakage revenue was due to adoption of ASC 606 in fiscal 2019. The gift card breakage revenue would have increased $6,000 in 2019 compared to 2018 without the adoption.

Total operating expenses of $611,000, for the quarter ended February 28, 2019 increased $226,000, or 58.7% from $385,000 for the quarter ended February 28, 2018. The increase was primarily due to 2019 adoption of ASC 606 including marketing expenses of $229,000. Marketing revenue and marketing expenses offset each other. There was an increase of $9,000 in payroll and payroll tax expense, and increase in advertising expense of $10,000 and increase in employee benefit expense of $12,000 and an increase in franchise development of $3,000, offset by a decrease in occupancy of $20,000 a decrease in uncollectible accounts of $10,000 and a decrease in general expenses of $7,000 for the 3 months ended February 28, 2019 compared to 2018.

Earnings per share, as reported for basic and diluted outstanding shares for the quarter ended February 28, 2019 and 2018 was $0.01.

Liquidity and Capital Resources

At February 28, 2019, the Company had working capital of $645,000 and unrestricted cash of $966,000. At November 30, 2018 the Company had working capital of $756,000 and unrestricted cash of $1,065,000.

During the three months ended February 28, 2019, the Company had net income of $97,000 and operating activities provided cash of $97,000. The principal adjustments to reconcile net income to cash provided in operating activities for the three months ending February 28, 2019 was an increase in noncash lease expense of $26,000 and a decrease in the provision for uncollectible accounts of $11,000. In addition, changes in operating assets and liabilities decreased cash by $15,000. During the three months ended February 28, 2018, the Company had net income of $101,000 and operating activities provided cash of $152,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the three months ending February 28, 2018 was a decrease in the provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $52,000.

The Company’s investing activities were insignificant for the three months ended February 28, 2019 and 2018.

The Company used $218,000 and $145,000 for cash distribution/dividend payments during the three month periods ended February 28, 2019 and 2018.

On March 13, 2019, the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 29, 2019, to be paid April 18, 2019. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2019, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2019.

The Company believes execution of this policy will not have any material adverse effect on its ability to fund current operations or future capital investments.

Recent and Adopted Accounting Pronouncements

Revenue from Contracts with Customers, ASU 2014-09 (Topic 606) establishes a comprehensive revenue recognition standard for virtually all industries in U.S. GAAP, including those that previously followed industry-specific guidance such as the real estate, construction and software industries. The revenue standard’s core principle is built on the contract between a vendor and a customer for the provision of goods and services. It attempts to depict the exchange of rights and obligations between the parties in the pattern of revenue recognition based on the consideration to which the vendor is entitled. The standard requires five basic steps: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract, (v) recognize revenue when (or as) the entity satisfies a performance obligation. Entities will generally be required to make more estimates and use more judgment than under current guidance, which will be highlighted for users through increased disclosure requirements.

The standard requires that the transaction price received from customers be allocated to each separate and distinct performance obligation. The transaction price attributable to each separate and distinct performance obligation is then recognized as the performance obligations are satisfied. We have evaluated franchise fees and have determined that under the new standard the franchise fee is not separate and distinct from the overall franchise right. Franchise fees received will be recorded as deferred revenue and recognized as revenue over the term of each respective franchise agreement, typically 10 years.  The Company has adopted this standard effective December 1, 2019. See note 3 for the impact of adoption on the Company’s financial position, cash flows or results of operations.

We have evaluated the impact of our franchise contributions to and subsequent expenditures from our marketing fund. We have determined we are the principal in these arrangements and under the new standard we have included them as revenue and expense items.   The Company has adopted this standard effective December 1, 2019. See note 3 for the impact of adoption on the Company’s financial position, cash flows and results of operations.

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value prodpucts using a revenue-like breakage model. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective December 1, 2018 in connection with its adoption of Topic 606, utilizing the modified retrospective method. Refer to Note 3 for further disclosure of the impact of the new guidance.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), (“ASU 2016-18”). ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adopted this new guidance on December 1, 2018 using a retrospective transition method, and restated the cash flow statement for the prior period presented.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2018, filed with the Securities and Exchange Commission on February 25, 2019.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2019 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2019 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

PART II

ITEM 1.   LEGAL PROCEEDINGS

We may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of such proceedings or claims cannot be predicted with certainty, management does not believe that the outcome of any of such proceedings or claims will have a material effect on our financial position. We know of no pending or threatened proceeding or claim to which we are or will be a party.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

See index to exhibits

INDEX TO EXHIBITS

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION

3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)

4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)

4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)

4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)

4.5	Preferred Shares Rights Agreement Amendment No. 4 (See Form 8-K filed February 25, 2019)

21.1	List of Subsidiaries of the Company

31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002

32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation

101.DEF*	XBRL Taxonomy Extension Definition

101.LAB*	XBRL Taxonomy Extension Labels

101.PRE*	XBRL Taxonomy Extension Presentation

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 15, 2019	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer