Form 10-Q
period 2019-05-31
BAB, INC.
filed 2019-07-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2019
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BABB	OTCQB

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

Indicate by check mark whether the registrant is a shell company.   Yes ☐   No ☒

As of July 12, 2019 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2019	November 30, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,031,711	$1,065,265
Restricted cash	396,799	443,962
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $25,585 in 2019 and $39,377 in 2018 )	64,293	78,012
Marketing fund contributions receivable from franchisees and stores	16,772	15,831
Prepaid expenses and other current assets	67,350	69,490
Total Current Assets	1,576,925	1,672,560

Property, plant and equipment (net of accumulated depreciation of $155,252 in 2019 and $155,024 in 2018)	914	1,142
Trademarks	461,445	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $124,235 in 2019 and $123,949 in 2018)	12,027	9,742
Operating lease right of use	423,132	480,785
Deferred tax asset	248,000	248,000
Total Noncurrent Assets	2,639,289	2,693,077
Total Assets	$4,216,214	$4,365,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$45,632	$38,224
Accrued expenses and other current liabilities	281,537	296,227
Unexpended marketing fund contributions	413,157	459,413
Deferred franchise fee revenue	34,900	27,000
Deferred licensing revenue	18,155	46,667
Current portion operating lease liability	62,795	48,635
Total Current Liabilities	856,176	916,166

Long-term Liabilities (net of current portion)
Operating lease liability	428,664	449,409
Deferred franchise revenue	71,250	-
Deferred licensing revenue	9,225	-
Total Long-term Liabilities	509,139	449,409

Total Liabilities	$1,365,315	$1,365,575

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31 , 2019 and November 30, 2018	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2019 and November 30, 2018	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2019 and November 30, 2018	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,421,611)	(11,272,448)
Total Stockholders' Equity	2,850,899	3,000,062
Total Liabilities and Stockholders' Equity	$4,216,214	$4,365,637

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Month Periods Ended May 31, 2019 and 2018

 (Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2019	2018	2019	2018
REVENUES
Royalty fees from franchised stores	$419,737	$425,435	$792,855	$810,486
Franchise Fees	3,413	1,500	16,826	1,500
Licensing fees and other income	95,232	133,536	192,213	248,952
Marketing fund revenue	255,832	-	484,620	-

Total Revenues	774,214	560,471	1,486,514	1,060,938

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	234,697	230,331	450,632	437,693
Occupancy	30,911	43,052	50,547	82,891
Advertising and promotion	11,336	1,179	22,663	2,172
Professional service fees	22,230	16,210	81,864	77,519
Travel	9,776	8,148	17,735	17,223
Employee benefit expenses	34,190	30,555	73,923	58,026
Depreciation and amortization	401	288	800	440
Marketing fund expenses	255,832	-	484,620	-
Other	41,828	53,181	69,117	91,641
Total Operating Expenses	641,201	382,944	1,251,901	767,605
Income from operations	133,013	177,527	234,613	293,333
Interest income	124	23	384	47
Income before provision for income taxes	133,137	177,550	234,997	293,380
Provision for income taxes
Current tax expense	5,000	-	10,000	15,000
Net Income	$128,137	$177,550	$224,997	$278,380

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.03	$0.04

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.04	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended May 31, 2019 and 2018

(Unaudited)

	For the six months ended:
	May 31, 2019	May 31, 2018
Operating activities
Net Income	$224,997	$278,380
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	800	440
Provision for uncollectible accounts, net of recoveries	(13,792)	(2,328)
Proceeds from sale of property and equipment	-	4,516
Noncash lease expense	51,068	-
Changes in:
Trade accounts receivable and notes receivable	27,510	(644)
Marketing fund contributions receivable	(941)	(425)
Inventories	-	10,219
Prepaid expenses and other	2,140	17,686
Accounts payable	7,408	(4,717)
Accrued liabilities	(14,690)	(15,181)
Unexpended marketing fund contributions	(46,256)	(93,516)
Deferred revenue	(23,756)	5,679
Net Cash Provided by Operating Activities	214,488	200,109

Investing activities
Capitalization of trademark renewals	(4,665)	(4,246)
Net Cash (Used In)/Provided By Investing Activities	(4,665)	(4,246)

Financing activities
Cash distributions/dividends	(290,540)	(217,905)
Net Cash Used In Financing Activities	(290,540)	(217,905)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(80,717)	(22,042)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,509,227	1,486,080
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,428,510	$1,464,038

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,800	$2,000

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Month Periods Ended May 31, 2019 and 2018

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2019, the Company had 73 franchise units and 6 licensed units in operation in 23 states and the United Arab Emirates. There are 3 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

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

Property, Plant and Equipment

Property, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets. Estimated useful lives are 3 to 7 years for property and equipment and 10 years, or term of lease if less, for leasehold improvements. Maintenance and repairs are charged to expense as incurred. Expenditures that materially extend the useful lives of assets are capitalized.

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

	For the three months ended:		For the six months ended:
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Numerator:
Net income available to common shareholders	$128,137	$177,550	$224,997	$278,380

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.03	$0.04

2. Summary of Significant Accounting Policies (continued)

Leases

The company accounts for leases under ASC 842. Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

We have elected certain practical expedients available under the guidance, including a package of practical expedients which allow us to not reassess prior conclusions related to contracts containing leases, lease classification, and initial direct costs. We have also elected to not recast its comparative periods. The comparative periods will follow the guidance of ASC 840, while the current period will follow the guidance of the new ASC 842.

For certain equipment leases, we account for the lease and non-lease components as a single lease component. Additionally, for certain equipment leases, we apply a portfolio approach to effectively account for the operating lease ROU assets and liabilities.

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

The chart below shows the cash, cash equivalents, and restricted cash within the consolidated statements of cash flows as of May 31, 2019 and May 31, 2018 were as follows:

	May 31, 2019	May 31, 2018

Cash and cash equivalents	$1,031,711	$863,933
Restricted cash	396,799	600,105
Total cash, cash equivalents and restricted cash	$1,428,510	$1,464,038

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

The cumulative effects of the changes made to the Condensed Consolidated Balance Sheets as of December 1, 2018, for the adoption of Topic 606 were as follows:

	Balance at November 30, 2018	Adjustments Due to ASC 606	Balance at December 1, 2018

Assets
Other assets	$66,295	$(1,348)	$64,947
Liabilities
Accrued gift card liability	146,290	2,742	149,032
Other current liabilities
Deferred revenue	27,000	82,225	109,225
Shareholders (deficit) equity
Accumulated deficit	(11,272,448)	(83,619)	(11,356,067)

3. Revenue Recognition (continued)

The following table presents disaggregation of revenue from contracts with customers for the three and six months ended May 31, 2019 and 2018:

	For three months ended May 31, 2019	For three months ended May 31, 2018 (1)	For six months ended May 31, 2019	For six months ended May 31, 2018 (1)

Royalty revenue	$419,737	$425,435	$792,855	$810,486
Franchise fees	3,413	1,500	16,826	1,500
License fees	3,750	-	6,250	-
Gift card revenue	1,075	-	2,706	26,260
Sign Shop revenue	679	1,626	1,051	3,414
Settlement revenue	14,755	57,160	44,975	93,635
Nontraditional revenue	74,973	74,750	137,231	125,643
Marketing fund revenue	255,832	-	484,620	-
Net revenue	$774,214	$560,471	$1,486,514	$1,060,938

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

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

3. Revenue Recognition (continued)

Gift Card Breakage Revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

Previously, under Topic 605, the Company recognized revenue from gift cards on an annual basis in the first quarter per a management policy that was formulated based on when the likelihood of the gift card being redeemed by the customer was remote (also referred to as “breakage”) and the Company determined that it did not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage amount based upon its historical redemption patterns. Gift card breakage revenue was previously included in licensing fees and other revenue in the Condensed Consolidated Statements of Operations. Under Topic 606, the Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and it is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter.

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

3. Revenue Recognition (continued)

Contract balances

Information about contract balances subject to ASC 606 is as follows:

	May 31, 2019	December 1, 2018

Assets
Accounts receivable	$56,824	$36,337
Total Assets	56,824	36,337

Liabilities
Contract liabilities - current	587,446	647,594
Contract liabilities - long-term	102,478	106,948

Total Contract Liabilities	$689,924	$754,542

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of May 31, 2019 and December 1, 2018. The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	Accounts Receivable	Contract Liabilities

Balance at December 1, 2018	$36,337	$754,542

Revenue Recognized	307,866	(563,791)

Amounts (collected) or invoiced, net	(287,379)	499,173
Balance at May 31, 2019	$56,824	$689,924

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement):

2019 (a)	$31,243
2020	20,671
2021	19,254
2022	17,292
2023	12,598
Thereafter	32,471
Total	$133,529

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

In accordance with the new revenue standard requirements, the following tables summarize the effects of the new standard on the Company’s Consolidated Balance Sheet and Statement of Operations for the six months ended May 31, 2019.

	As reported May 31, 2019	Effect of change	Balance without ASC 606 adoption

Assets
Other assets	$1,576,925	$1,348	$1,575,577
Liabilities
Accrued gift card liability	156,371	26,665	129,706
Other current liabilities
Deferred revenue	133,530	91,972	41,558
Shareholders (deficit) equity
Accumulated deficit	(11,421,611)	(40,125)	(11,381,486)

	As reported three months May 31, 2019	Effect of change	Balance without ASC606 adoption	As reported six months May 31, 2019	Effect of change	Balance without ASC606 adoption

Royalty revenue	$419,737	$-	$419,737	$792,855	$-	$792,855
Franchise fees	3,413	3,413	-	16,826	6,826	10,000
License fees	3,750	3,750	-	6,250	(8,750)	15,000
Gift card revenue	1,075	1,075	-	2,706	(29,963)	32,669
Sign Shop revenue	679	-	679	1,051	-	1,051
Settlement revenue	14,755	-	14,755	44,975	-	44,975
Nontradtional revenue	74,973	-	74,973	137,231	-	137,231
Marketing fund revenue	255,832	255,832	-	484,620	484,620	-
Net revenue	774,214	264,070	510,144	1,486,514	452,733	1,033,781

Expenses unaffected by ASC 606	385,369	-	385,369	767,281	-	767,281
Marketing fund expenses	255,832	255,832	-	484,620	484,620	-
Interest (income)/expense	(124)	-	(124)	(384)	-	(384)
Income tax expense	5,000	-	5,000	10,000	-	10,000
Net expenses	646,077	255,832	390,245	1,261,517	484,620	776,897

Net income	128,137	8,238	119,899	224,997	(31,887)	256,884

4. Units Open and Under Development

Units which are open or under development at May 31, 2019 are as follows:

Stores open:

Franchisee-owned stores	73
Licensed Units	6
79
Unopened stores with Franchise Agreements	3

Total operating units and units with Franchise Agreements	82

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2019	May 31, 2018	May 31, 2019	May 31, 2018
Numerator:
Net income available to common shareholders	$128,137	$177,550	$224,997	$278,380

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.03	$0.04

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2019, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a qualitative evaluation, management determined that the carrying value of goodwill was not impaired at May 31, 2019, and a quantitative assessment was not considered necessary.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for the three months ended May 31, 2019 and 2018 were $20,900 and $22,500, respectively. Rent expense for the six months ended May 31, 2019 and 2018 was $40,500 and $44,800, respectively. At May 31, 2019 the remaining lease term was 58 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of May 31, 2019, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2019	$50,762
2020	110,375
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	548,332

Present Value Discount	(56,873)
Present Value	$491,459

Short-term lease liability	$62,795
Long-term lease liability	428,664
Total Operating Lease Liability	$491,459

8. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective or not yet effective pronouncements as of May 31, 2019 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

9. Stockholder’s Equity

On March 13, 2019, the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 29, 2019 and paid April 18, 2019.

On June 5, 2019, a $0.01 quarterly cash distribution/dividend per share was declared to shareholders of record as of June 21, 2019 to be paid on July 10, 2019.

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

General

There are 73 franchised and 6 licensed units at May 31, 2019 compared to 80 franchised and 3 licensed units at May 31, 2018.  System-wide revenues for the six months ended May 31, 2019 were $16.1 million as compared to May 31, 2018 which were $16.5 million.

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

As of May 31, 2019, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2019 versus Three Months Ended May 31, 2018

For the three months ended May 31, 2019 and 2018, the Company reported net income of $128,000 and $178,000, respectively. Total revenue of $774,000 increased $214,000, or 38.2%, for the three months ended May 31, 2019, as compared to total revenue of $560,000 for the three months ended May 31, 2018. Marketing revenue of $256,000 were included per adoption of ASC 606 and franchise fees increased $1,000, offset by a decrease of $5,000 in royalty revenue and a $38,000 decrease in licensing fees and other income. Adoption of ASC606 increased net income for May 31, 2019 by $8,000, from $120,000 to $128,000. Adoption of ASC606 includes $256,000 in revenue for Marketing revenue and rebates, offset by expenses of $256,000, an increase of $3,000 in franchise fees, an increase of $4,000 for license fee revenue and an increase of $1,000 for gift card revenue.

Royalty fee revenue of $420,000, for the quarter ended May 31, 2019, decreased $5,000, or 1.2%, from the $425,000 for quarter ended May 31, 2018.

Franchise fee revenues of $3,000, for the quarter ended May 31, 2019, increased $1,000, or 50.0%, from the $2,000 for the quarter ended May 31, 2018. There were no transfers in 2019 and one in 2018. In addition, there was a $3,000 franchise fee revenue increase for adoption of ASC606 in fiscal 2019.

Licensing fee and other income of $95,000, for the quarter ended May 31, 2019, decreased $38,000, or 28.6% from $133,000 for the quarter ended May 31, 2018. License fees and settlement income decreased $43,000, offset by gift card breakage revenue increased of $1,000 and Dubai license fee revenue of $4,000 compared to 2018. The increase in gift card breakage revenue was due to adoption of ASC 606 in fiscal 2019. The gift card breakage revenue would have been zero in the second quarter of 2019 without the adoption.

Total operating expenses of $641,000, for the quarter ended May 31, 2019 increased $258,000, or 67.4% from $383,000 for the quarter ended May 31, 2018. The increase was primarily due to 2019 adoption of ASC 606 which includes marketing expenses of $256,000. Marketing revenue and marketing expenses offset each other. There was an increase of $5,000 in payroll and payroll tax expense, an increase of $6,000 in professional fees, an increase in advertising expense of $10,000, an increase in employee benefit expense of $3,000 and an increase in travel of $2,000, offset by a decrease in occupancy of $12,000, a decrease in franchise expenses of $3,000, a decrease in reserve for uncollectible accounts of $2,000, a decrease in Sign Shop cost of goods sold of $3,000 and a decrease in general expenses of $4,000 for the 3 months ended May 31, 2019 compared to 2018.

There was an income tax expense of $5,000 in 2019 and none in 2018.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended May 31, 2019 and 2018 was $0.02.

Six Months Ended May 31, 2019 versus Six Months Ended May 31, 2018

For the six months ended May 31, 2019 and 2018, the Company reported net income of $225,000 and $278,000, respectively. Total revenue of $1,487,000 increased $426,000, or 40.2%, for the six months ended May 31, 2018, as compared to total revenue of $1,061,000 for the six months ended May 31, 2018. Marketing revenues of $485,000 are included in revenue for 2019 per adoption of ASC 606. Franchise fees increased $15,000, offset by a decrease of $17,000 for royalty revenue and a $57,000 decrease in licensing fees and other income. Adoption of ASC606 decreased net income for May 31, 2019 by $32,000, from $257,000 to $225,000. Adoption of ASC606 includes $485,000 in revenue for Marketing revenue and rebates offset by a $485,000 marketing expense, an increase of $7,000 in franchise fees, offset by a decrease of $30,000 for gift card revenue and a decrease of $9,000 in license fees.

Royalty fee revenue of $793,000, for the six months ended May 31, 2019, decreased $17,000, or 2.1%, from the $810,000 for the six months ended May 31, 2018. Royalty revenues decreased primarily because of fewer locations in 2019 compared to prior year same period 2018.

Franchise fee revenues of $17,000, for the six months ended May 31, 2019, increased $15,000 from $2,000 for the period ended May 31, 2018. There were two transfers for the six months ended May 31, 2019 versus one transfer in the six months ended May 31, 2018. In addition, there was a $7,000 franchise fee revenue increase for adoption of ASC606 in fiscal 2019.

Licensing fee and other income of $192,000, for the six months ended May 31, 2019 decreased $57,000, or 22.9%, from $249,000 for the six months ended May 31, 2018. The decrease was primarily due to a decrease in settlement income of $49,000, a decrease of $23,000 for non-redeemed gift card revenue and a decrease in Sign Shop revenue of $2,000, offset by an increase in license fee revenue of $6,000 and an increase in nontraditional of $11,000 for the six months ended 2019 versus same period 2018. The adoption of ASC 606 resulted in decreased gift card revenue of $30,000 and a decrease in license fee revenue of $9,000 for the six months ended May 31, 2019 compared to same period 2018.

Total operating expenses of $1,252,000 increased $484,000, or 63.0%, for the six months ended May 31, 2019, from $768,000 for the same period 2018. The increase was primarily due to 2019 adoption of ASC 606 including marketing expenses of $485,000. Marketing revenue and marketing expenses offset each other. There was an increase of $13,000 in payroll and payroll tax expense, an increase in advertising expense of $21,000, an increase in employee benefit expense of $16,000 and an increase in travel of $1,000, an increase of $4,000 in legal fees and an increase of $1,000 in depreciation and amortization, offset by a decrease in occupancy expense of $33,000, a decrease in uncollectible accounts of $12,000, a decrease in Sign Shop cost of goods sold of $9,000 and a decrease in franchise development and general expenses of $1,000 each for the 3 months ended May 31, 2019 compared to 2018.

There was an income tax expense of $10,000 and $15,000, respectively for May 2019 and 2018.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2019 and 2018 were $0.03 and $0.04 per share, respectively.

Liquidity and Capital Resources

At May 31, 2019, the Company had working capital of $721,000 and unrestricted cash of 1,032,000. At November 30, 2018 the Company had working capital of $756,000 and unrestricted cash of $1,065,000.

During the six months ended May 31, 2019, the Company had net income of $225,000 and operating activities provided cash of $214,000. The principal adjustments to reconcile net income to cash provided in operating activities for the six months ending May 31, 2019 was noncash lease expense of $51,000, depreciation and amortization of $1,000 and a decrease in the provision for uncollectible accounts of $14,000. In addition, changes in operating assets and liabilities decreased cash by $49,000. During the six months ended May 31, 2018, the Company had net income of $278,000 and operating activities provided cash of $200,000. The principal adjustments to reconcile the net income to cash provided in operating activities for the six months ending May 31, 2018 was a decrease in the provision for uncollectible accounts of $2,000. In addition, changes in operating assets and liabilities decreased cash by $12,000.

The Company’s investing activities were $5,000 and $4,000, respectively for the six months ended May 31, 2019 and 2018.

The Company used $291,000 and $218,000 for cash distribution/dividend payments during the six month periods ended May 31, 2019 and 2018.

On June 5, 2019, the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of June 21, 2019, to be paid July 10, 2019. Although there can be no assurances that the Company will be able to pay cash distributions/dividends in the future, it is the Company’s intent that future cash distributions/dividends will be considered based on profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. It is the Company’s intent going forward to declare and pay cash distributions/dividends on a quarterly basis if warranted.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2019 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

BAB, Inc.

Dated: July 12, 2019	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer