Form 10-Q
period 2019-08-31
BAB, INC.
filed 2019-10-11
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2019
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

 500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BABB	OTCQB

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☐   Smaller reporting company ☒   Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company.   Yes ☐   No ☒

As of October 11, 2019 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2019	November 30, 2018
	(unaudited)
ASSETS
Current Assets
Cash	$1,031,722	$1,065,265
Restricted cash	385,655	443,962
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $22,256 in 2019 and $39,377 in 2018 )	86,778	78,012
Marketing fund contributions receivable from franchisees and stores	20,301	15,831
Prepaid expenses and other current assets	93,199	69,490
Total Current Assets	1,617,655	1,672,560

Property, plant and equipment (net of accumulated depreciation of $155,367 in 2019 and $155,024 in 2018)	799	1,142
Trademarks	461,445	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $124,892 in 2019 and $123,949 in 2018)	12,911	9,742
Operating lease right of use	403,773	480,785
Deferred tax asset	200,000	248,000
Total Noncurrent Assets	2,572,699	2,693,077
Total Assets	$4,190,354	$4,365,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$20,821	$38,224
Accrued expenses and other current liabilities	236,487	296,227
Unexpended marketing fund contributions	404,569	459,413
Deferred franchise fee revenue	23,100	27,000
Deferred licensing revenue	20,030	46,667
Current portion operating lease liability	90,422	48,635
Total Current Liabilities	795,429	916,166

Long-term Liabilities (net of current portion)
Operating lease liability	383,008	449,409
Deferred franchise revenue	75,844	-
Deferred licensing revenue	8,333	-
Total Long-term Liabilities	467,185	449,409

Total Liabilities	$1,262,614	$1,365,575

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31 , 2019 and November 30, 2018	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2019 and November 30, 2018	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2019 and November 30, 2018	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,344,770)	(11,272,448)
Total Stockholders' Equity	2,927,740	3,000,062
Total Liabilities and Stockholders' Equity	$4,190,354	$4,365,637

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Month Periods Ended August 31, 2019 and 2018

 (Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2019	2018	2019	2018
REVENUES
Royalty fees from franchised stores	$435,616	$431,786	$1,228,471	$1,242,272
Franchise Fees	3,455	18,000	20,281	19,500
Licensing fees and other income	101,165	106,402	293,378	355,354
Marketing fund revenue	253,003	-	737,623	-

Total Revenues	793,239	556,188	2,279,753	1,617,126

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	228,437	228,806	679,069	666,499
Occupancy	35,130	41,017	85,677	123,908
Advertising and promotion	19,916	875	42,579	3,047
Professional service fees	30,072	26,768	111,936	104,287
Travel	10,007	10,847	27,742	28,070
Employee benefit expenses	32,672	33,121	106,595	91,147
Depreciation and amortization	486	288	1,286	728
Marketing fund expenses	253,003	-	737,623	-
Other	29,158	41,928	98,275	133,569
Total Operating Expenses	638,881	383,650	1,890,782	1,151,255
Income from operations	154,358	172,538	388,971	465,871
Interest income	118	17	502	64
Income before provision for income taxes	154,476	172,555	389,473	465,935
Provision for income taxes
Current tax expense	5,000	-	15,000	15,000
Net Income	$149,476	$172,555	$374,473	$450,935

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.05	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.05	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2019 and 2018

(Unaudited)

	For the nine months ended:
	August 31, 2019	August 31, 2018
Operating activities
Net Income	$374,473	$450,935
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,286	728
Deferred tax expense	48,000	-
Provision for uncollectible accounts, net of recoveries	(15,372)	(3,210)

Noncash lease expense	52,398	-
Changes in:
Trade accounts receivable and notes receivable	6,606	(16,129)
Marketing fund contributions receivable	(4,470)	(3,588)
Inventories	-	15,260
Prepaid expenses and other	(23,709)	(8,121)
Accounts payable	(17,403)	(3,530)
Accrued liabilities	(59,740)	16,701
Unexpended marketing fund contributions	(54,844)	(118,898)
Deferred revenue	(29,979)	(2,679)
Net Cash Provided by Operating Activities	277,246	327,469

Investing activities
Capitalization of trademark renewals	(5,920)	(6,825)
Proceeds from sale of property and equipment	-	4,516
Net Cash Used In Investing Activities	(5,920)	(2,309)

Financing activities
Cash distributions/dividends	(363,176)	(290,540)
Net Cash Used In Financing Activities	(363,176)	(290,540)

Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(91,850)	34,620
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,509,227	1,486,080
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,417,377	$1,520,700

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$2,800	$769

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Month Periods Ended August 31, 2019 and 2018

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2019, the Company had 73 franchise units and 6 licensed units in operation in 23 states and the United Arab Emirates. There are 3 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

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

2. Summary of Significant Accounting Policies (continued)

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

The chart below shows the cash, cash equivalents, and restricted cash within the consolidated statements of cash flows as of August 31, 2019 and August 31, 2018 were as follows:

	August 31, 2019	August 31, 2018

Cash and cash equivalents	$1,031,722	$948,818
Restricted cash	385,655	571,882
Total cash, cash equivalents and restricted cash	$1,417,377	$1,520,700

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

The cumulative effects of the changes made to the Condensed Consolidated Balance Sheets as of December 1, 2018, for the adoption of Topic 606 were as follows:

	Balance at November 30, 2018	Adjustments Due to ASC 606	Balance at December 1, 2018

Assets
Other assets	$66,295	$(1,348)	$64,947
Liabilities
Accrued gift card liability	146,290	2,742	149,032
Other current liabilities
Deferred revenue	27,000	82,225	109,225
Shareholders (deficit) equity
Accumulated deficit	(11,272,448)	(83,619)	(11,356,067)

The following table presents disaggregation of revenue from contracts with customers for the three and nine months ended August 31, 2019 and 2018:

	For three months ended August 31, 2019	For three months ended August 31, 2018 (1)	For nine months ended August 31, 2019	For nine months ended August 31, 2018 (1)

Royalty revenue	$435,616	$431,786	$1,228,471	$1,242,272
Franchise fees	3,455	18,000	20,281	19,500
License fees	5,625	106,402	11,875	15,000
Gift card revenue	1,041	-	3,747	26,260
Sign Shop revenue	855	-	1,906	5,000
Settlement revenue	2,308	-	47,280	110,814
Nontraditional revenue	91,336	-	228,570	198,280
Marketing fund revenue	253,003	-	737,623	-
Net revenue	$793,239	$556,188	$2,279,753	$1,617,126

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

3. Revenue Recognition (continued)

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

3. Revenue Recognition (continued)

Nontraditional and rebate revenue

As part of the Company’s franchise agreements, the franchisee purchases products and supplies from designated vendors.  The Company may receive various fees and rebates from the vendors and distributors on product purchases by franchisees.  In addition, the Company may collect various initial fees, and those fees are classified as deferred revenue in the balance sheet and straight lined over the life of the contract as deferred revenue in the balance sheet. The Company does not possess control of the products prior to their transfer to the franchisee and products are delivered to franchisees directly from the vendor or their distributors. Under adoption of ASC 606 the revenue recognition did not change, the Company recognizes the rebates as franchisees purchase products and supplies from vendors or distributors and recognizes the initial fees over the contract life and the fees are reported as licensing fees and other income in the Condensed Consolidated Statements of Income.

Marketing Fund

Franchise agreements require the franchisee to pay continuing marketing fees on a weekly basis, based on a percentage of franchisees sales. Marketing fees are not paid on franchise wholesale sales. The balance sheet includes marketing fund cash, which is the restricted cash, accounts receivable and unexpended marketing fund contributions. Under Topic 606, the Company has determined that although the marketing fees are not separate performance obligations distinct from the underlying franchise right, the Company acts as the principal as it is primarily responsible for the fulfillment and control of the marketing services. As a result, the Company records marketing fees in revenues and related marketing fund expenditures in expenses in the Condensed Consolidated Statement of Income. The Company historically presented the net activities of the marketing fund within the balance sheet in the Condensed Consolidated Balance Sheet. While this reclassification impacts the gross amount of reported revenue and expenses the amounts will be offsetting, and there is no impact on net income.

Contract balances

Information about contract balances subject to ASC 606 is as follows:

	August 31, 2019	December 1, 2018

Assets
Accounts receivable	$79,918	$36,337
Total Assets	79,918	36,337

Liabilities
Contract liabilities - current	590,418	647,594
Contract liabilities - long-term	84,177	106,948

Total Contract Liabilities	$674,595	$754,542

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of August 31, 2019 and December 1, 2018. The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

3. Revenue Recognition (continued)

	Accounts Receivable	Contract Liabilities
Balance at December 1, 2018	$36,337	$754,542

Revenue Recognized	463,565	(835,699)

Amounts (collected) or invoiced, net	(419,984)	755,752
Balance at August 31, 2019	$79,918	$674,595

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2019(a)	$23,264
2020	25,321
2021	18,904
2022	16,942
2023	12,248
Thereafter	30,628
Total	$127,307

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

In accordance with the new revenue standard requirements, the following tables summarize the effects of the new standard on the Company’s Consolidated Balance Sheet and Statement of Operations for the nine months ended August 31, 2019.

	As reported August 31, 2019	Effect of change	Balance without ASC 606 adoption

Assets
Other assets	$1,617,655	$1,348	$1,616,307
Liabilities
Accrued gift card liability	155,391	27,291	128,100
Other current liabilities
Deferred revenue	127,307	87,570	39,737
Shareholders (deficit) equity
Accumulated deficit	(11,344,770)	(116,209)	(11,228,561)

	As reported three months August 31, 2019	Effect of change	Balance without ASC606 adoption	As reported nine months August 31, 2019	Effect of change	Balance without ASC606 adoption

Royalty revenue	$435,616	$-	$435,616	$1,228,471	$-	$1,228,471
Franchise fees	3,455	3,455	-	20,281	5,281	15,000
License fees	5,625	(1,875)	7,500	11,875	(10,625)	22,500
Gift card revenue	1,041	1,041	-	3,747	(27,291)	31,038
Sign Shop revenue	855	-	855	1,906	-	1,906
Settlement revenue	2,308	-	2,308	47,280	-	47,280
Nontradtional revenue	91,336	-	91,336	228,570	-	228,570
Marketing fund revenue	253,003	253,003	0	737,623	737,623	-
Net revenue	793,239	255,624	$537,615	2,279,753	704,988	1,574,765

Expenses unaffected by ASC 606	385,878	-	385,878	1,153,159	-	1,153,159
Marketing fund expenses	253,003	253,003	-	737,623	737,623	-
Interest (income)/expense	(118)	-	(118)	(502)	-	(502)
Income tax expense	5,000	-	5,000	15,000	-	15,000
Net expenses	643,763	253,003	390,760	1,905,280	737,623	1,167,657

Net income	149,476	2,621	146,855	374,473	(32,635)	407,108

4. Units Open and Under Development

Units which are open or under development at August 31, 2019 are as follows:

Stores open:

Franchisee-owned stores	73
Licensed Units	6
79
Unopened stores with Franchise Agreements	2

Total operating units and units with Franchise Agreements	81

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2019	August 31, 2018	August 31, 2019	August 31, 2018
Numerator:
Net income available to common shareholders	$149,476	$172,555	$374,473	$450,935

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.05	$0.06

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2019, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. After determining that there were no significant changes to the Company’s operations and overall business environment since the first quarter, management determined that the carrying value of goodwill was not impaired at August 31, 2019, and further analysis was not considered necessary.

7. Lease Commitments

The Company rents its office under an operating lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. A lease was signed in June of 2018, effective October 1, 2018, expiring on March 31, 2024 with an option to renew for a 5 year period. A six month rent abatement and tenant allowance was provided in the lease, with any unused portion to be applied to base rent. The unused portion was determined to be $21,300. The renewal option has not been included in the measurement of the lease liability.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for the three months ended August 31, 2019 and 2018 were $21,100 and $22,200, respectively. Rent expense for the nine months ended August 31, 2019 and 2018 was $61,600 and $67,000, respectively. At August 31, 2019 the remaining lease term was 55 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2019, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2019	$27,263
2020	110,375
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	524,833

Present Value Discount	(51,403)
Present Value	$473,430

Short-term lease liability	$90,422
Long-term lease liability	383,008
Total Operating Lease Liability	$473,430

8. Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective or not yet effective pronouncements as of August 31, 2019 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

9. Stockholder’s Equity

On March 13, 2019 and June 5, 2019 the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 29, 2019 and June 21, 2019 and paid April 18, 2019 and July 10, 2019, respectively.

On September 5, 2019, a $0.01 quarterly cash distribution/dividend per share was declared to shareholders of record as of September 20, 2019 paid on October 08, 2019.

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

10. Income Taxes

The components of the Company’s current (benefit)/provision for income taxes are as follows:

	August 31, 2019	August 31, 2018

Current	$(33,000)	$15,000
Deferred	48,000	-
Total	$15,000	$15,000

The decrease in the deferred tax asset was due to a change in the expected use of NOLs that will be expiring in 2019 through 2029.  There was also a decrease in our federal and state tax liabilities due to a decrease in our expected future tax expense.

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

General

There are 73 franchised and 6 licensed units at August 31, 2019 compared to 79 franchised and 4 licensed units at August 31, 2018.  System-wide revenues for the nine months ended August 31, 2019 were $24.9 million as compared to August 31, 2018 which were $25.2 million.

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

As of August 31, 2019, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2019 versus Three Months Ended August 31, 2018

For the three months ended August 31, 2019 and 2018, the Company reported net income of $149,000 and $173,000, respectively. Total revenue of $793,000 increased $237,000, or 42.6%, for the three months ended August 31, 2019, as compared to total revenue of $556,000 for the three months ended August 31, 2018. Marketing revenue of $253,000 is included per adoption of ASC 606. In addition, royalty revenue increased by $4,000, offset by a decrease of $15,000 for franchise fees and a $5,000 decrease in licensing fees and other income. Adoption of ASC606 increased net income for August 31, 2019 by $2,000, from $147,000 to $149,000.

Royalty fee revenue of $436,000, for the quarter ended August 31, 2019, increased $4,000, or 0.9%, from the $432,000 for quarter ended August 31, 2018.

Franchise fee revenues of $3,000, for the quarter ended August 31, 2019, decreased $15,000, or 83.3%, from the $18,000 for the quarter ended August 31, 2018. There was one transfer and no new store openings in 2019 and the $3,000 franchise fee revenue in 2019 was due to adoption of ASC606 versus three transfers and an area development fee in 2018.

Licensing fee and other income of $101,000, for the quarter ended August 31, 2019, decreased $5,000, or 4.7% from $106,000 for the quarter ended August 31, 2018. License fees and settlement income decreased $10,000, license fee revenue decreased $9,000 and a decrease of $1,000 for Sign Shop revenue in 2019 versus 2018, offset by an increase in gift card breakage revenue of $1,000 and an increase in nontraditional revenue of $14,000. The increase in gift card breakage revenue and $2,000 of the decrease in license fee revenue resulted from adoption of ASC 606 in fiscal 2019. The gift card breakage revenue would have been zero and the license fee revenue would have been $8,000 instead of $6,000 in the third quarter of 2019 without the adoption.

Total operating expenses of $639,000, for the quarter ended August 31, 2019 increased $256,000, or 66.8% from $383,000 for the quarter ended August 31, 2018. The increase was primarily due to 2019 adoption of ASC 606 which includes marketing expenses of $253,000. Marketing revenue and marketing expenses offset each other. There was an increase of $19,000 in advertising expense and an increase in professional fees of $3,000, offset by a decrease in occupancy of $6,000, a decrease in Sign Shop cost of goods expense of $4,000, a decrease in repair and maintenance of $3,000, a decrease in travel of $1,000, a decrease in franchise expenses of $2,000 and a decrease in general expenses of $5,000 for the 3 months ended August 31, 2019 compared to 2018.

There was an income tax expense of $5,000 in 2019 and none in 2018.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended August 31, 2019 and 2018 was $0.02.

Nine Months Ended August 31, 2019 versus Nine Months Ended August 31, 2018

For the nine months ended August 31, 2019 and 2018, the Company reported net income of $374,000 and $451,000, respectively. Total revenue of $2,280,000 increased $663,000, or 41.0%, for the nine months ended August 31, 2019, as compared to total revenue of $1,617,000 for the nine months ended August 31, 2018.  Marketing revenues of $738,000 are included in revenue for 2019 per adoption of ASC 606.  Franchise fees revenue for 2019 was the same as 2018.

Royalty fee revenue of $1,229,000, for the nine months ended August 31, 2019, decreased $13,000, or 1.0%, from the $1,242,000 for the nine months ended August 31, 2018.  Royalty revenue decreased $13,000 and there was a $62,000 decrease in licensing fees and other income.  Adoption of ASC 606 decreased net income for August 31, 2019 by $30,000 from $404,000 to $374,000.  Royalty revenues decreased primarily because of fewer locations in 2019 compared to prior year same period 2018.

Franchise fee revenues of $20,000, for the nine months ended August 31, 2019 was the same for the period ended August 31, 2018. There were three transfers for the nine months ended August 31, 2019 and $10,000 of franchise fee revenue recognized in fiscal 2019 versus four transfers and an area development in the nine months ended August 31, 2018.

Licensing fee and other income of $293,000, for the nine months ended August 31, 2019 decreased $62,000, or 17.5%, from $355,000 for the nine months ended August 31, 2018. The decrease was primarily due to a decrease in settlement income of $60,000, a decrease of $22,000 for gift card revenue, a decrease in Sign Shop revenue of $3,000 and a decrease in license fees of $3,000, offset by an increase in nontraditional revenue of $26,000 for the nine months ended 2019 versus same period 2018. The adoption of ASC 606 resulted in decreased gift card revenue of $29,000 and a decrease in license fee revenue of $11,000 for the nine months ended August 31, 2019 compared to same period 2018.

Total operating expenses of $1,891,000 increased $740,000, or 64.3%, for the nine months ended August 31, 2019, from $1,151,000 for the same period 2018. The increase was primarily due to 2019 adoption of ASC 606 including marketing expenses of $738,000. Marketing revenue and marketing expenses offset each other. There was an increase of $14,000 in payroll and payroll tax expense, an increase in advertising expense of $39,000, an increase in employee benefit expense of $16,000, an increase in business insurance of $6,000 and an increase of $8,000 in professional fees, offset by a decrease in occupancy expense of $38,000, a decrease in uncollectible accounts of $12,000, a decrease in Sign Shop cost of goods sold of $13,000, a decrease in repair and maintenance of $4,000, and a decrease in franchise expenses of $3,000 and general expenses of $12,000 nine months ended August 31, 2019 compared to 2018.

There was an income tax expense of $15,000 for the nine months ended August 2019 and 2018.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2019 and 2018 were $0.05 and $0.06 per share, respectively.

Liquidity and Capital Resources

At August 31, 2019, the Company had working capital of $822,000 and unrestricted cash of 1,032,000. At November 30, 2018 the Company had working capital of $756,000 and unrestricted cash of $1,065,000.

During the nine months ended August 31, 2019, the Company had net income of $374,000 and operating activities provided cash of $277,000.  The principal adjustments to reconcile net income to cash provided in operating activities for the nine months ending August 31, 2019 was noncash lease expense of $52,000, depreciation and amortization of $1,000, a deferred tax expense of $48,000 and a decrease in the provision for uncollectible accounts of $15,000.  In addition, changes in operating assets and liabilities decreased cash by $184,000.  During the nine months ended August 31, 2018, the Company had net income of $451,000 and operating activities provided cash of $327,000.  The principal adjustments to reconcile the net income to cash provided in operating activities for the nine months ending August 31, 2018 was depreciation and amortization expense of $1,000, less a provision for uncollectible accounts of $3,000.  In addition, changes in operating assets and liabilities decreased cash by $121,000.

The Company’s investing activities were $6,000 and $2,000, respectively for the nine months ended August 31, 2019 and 2018.

The Company used $363,000 and $291,000 for cash distribution/dividend payments during the nine month periods ended August 31, 2019 and 2018.

On September 5, 2019, the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of September 20, 2019, paid October 08, 2019.

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

Recently Adopted Accounting Pronouncements

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2019 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

BAB, Inc.

Dated: October 11, 2019	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer