Form 10-K
period 2019-11-30
BAB, INC.
filed 2020-02-24
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2019
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock	BABB	OTCQB

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State issuer's revenues for its most recent fiscal year: $3,069,692.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,781,450 based on 4,786,643 shares held by nonaffiliates as of May 31, 2019; Closing price ($0.79) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 24, 2020.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2019, the Company had 72 franchise units and 7 licensed units in operation in 23 states and the United Arab Emirates. There are 2 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Net Income

The Company reported net income of $449,000 and $508,000 for the years ended November 30, 2019 and 2018, respectively.

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

LOCATIONS

The Company had 72 franchised locations and 7 licensed units in 23 states and the United Arab Emirates. There are 2 units under development.

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

EMPLOYEES

As of November 30, 2019, the Company employed 13 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2019 and 2018.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2019	Low	High
First quarter	0.65	0.74
Second quarter	0.69	0.84
Third quarter	0.70	0.89
Fourth quarter	0.70	0.90

Year Ended: November 30, 2018	Low	High
First quarter	0.63	0.72
Second quarter	0.65	0.74
Third quarter	0.65	0.72
Fourth quarter	0.66	0.71

As of February 17, 2020, the Company's Common Stock was held by 131 holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 17, 2020, is approximately 1,000 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 9, 2020.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 13, June 5 and September 5, 2019, paid April 18, July 10, and October 8, 2019, respectively.

The Board of Directors declared a cash distribution/dividend on March 7, June 4 and September 4, 2018 of $0.01 per share, paid April 13, July 6, and October 2, 2018, respectively. On December 6, 2018, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 11, 2019.

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

GENERAL

The Company has 72 franchised and 7 licensed units with 2 units under development at the end of 2019. Units in operation and under development at the end of 2018 included 76 franchised and 4 licensed units and 4 units under development.  System-wide revenues were $33.3 million in 2019 and $33.8 million in 2018.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2019 COMPARED TO YEAR 2018

Total revenues from all sources increased $897,000, or 41.3%, to $3,070,000 in 2019 from $2,173,000 in the prior year. Marketing revenue of $988,000 is included in 2019 per adoption of ASC 606. Franchise fee revenue remained the same in 2019 and 2018, royalty revenue decreased $19,000 and licensing and other revenue decreased $72,000 in 2019 compared to 2018.

Royalty revenue from franchise stores decreased $19,000, or 1.1%, to $1,646,000 in 2019 as compared to $1,665,000 in 2018. Franchise fee revenue remained the same for 2019 versus 2018. During fiscal 2019 $14,000 is included in franchise fees per adoption of ASC 606 and there were 4 transfers in fiscal 2019 compared to 7 transfers in 2018. Licensing fees and other income decreased $72,000, or 15.2%, to $402,000 in 2019 compared to $474,000 in 2018.  The decrease in licensing and other income was primarily due to a decrease of $71,000 in settlement revenue and other income decreased $45,000, which includes a decrease in gift card revenue of $22,000 and Sign Shop revenue of $3,000, offset by an increase in license fee and nontraditional revenue of $44,000 in 2019 compared to 2018.

Total operating expenses in 2019 were $2,596,000, or 84.6% of revenues, compared to $1,636,000, or 75.3% of revenues in 2018. Total operating expenses in 2019 increased $961,000, or 58.7%, in 2019 compared to 2018.

The increase in operating expenses of $961,000 in 2019 was primarily due to marketing expenses of $988,000 which are included per adoption of ASC 606 in 2019. Marketing revenues and expenses are included in the ASC 606 adoption and are equal so there is no net income impact. In addition, advertising expense increased $49,000, employee benefits expense increased $18,000, legal fees increased $4,000 and payroll and tax expense increased $2,000. This was offset by a decrease in the provision for uncollectible accounts of $35,000, a decrease in occupancy expense of $35,000, a decrease in Sign Shop cost of goods of $13,000, a decrease in repair and maintenance of $5,000 and decreased general expenses of $12,000 in 2019 versus 2018.

Interest income was $1,000 in 2019 and less than a $1,000 in 2018.

There was an income tax expense of $25,000 and $30,000 in 2019 and 2018, respectively.

Net income totaled $449,000 or 14.6% of revenue in 2019 as compared to $508,000 or 23.4% (pre ASC 606 adoption), of revenue in the prior year. Earnings per share for basic and diluted outstanding shares in 2019 and 2018 are $.06 and $.07, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2019, the Company had working capital of $813,000 and unrestricted cash of $1,095,000. At November 30, 2018, the Company had working capital of $756,000 and unrestricted cash of $1,065,000.

During fiscal 2019, the Company had net income of $449,000 and operating activities which provided cash of $432,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $2,000, deferred tax expense of $48,000 and noncash lease expense of $75,000, less the provision for uncollectible accounts of $15,000. In addition, changes in other operating assets and liabilities decreased cash a total of $128,000. During fiscal 2018, the Company had net income of $508,000 and operating activities which provided cash of $392,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $1,000, the provision for uncollectible accounts of $21,000 and noncash lease expense of $13,000. In addition, changes in other operating assets and liabilities decreased cash a total of $151,000.

During fiscal 2019, the Company used $9,000 for investing activities for equipment purchases and trademark renewal. During fiscal 2018, the Company used $6,000 for investing activities for equipment purchases and trademark renewals.

For financing activities in fiscal 2019 and 2018, $436,000 and $363,000 was used for cash distributions/dividend payments to common stockholders, respectively.

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

On December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 9, 2020.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

The Company has no outstanding debt at November 30, 2019.

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

Goodwill and Other Intangible Assets

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

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   The Company believes it has maintained adequate reserves for doubtful accounts.  The Company reviews the collectability of receivables periodically taking into account payment history and industry conditions.

Valuation Allowance and Deferred Taxes

A valuation allowance is the portion of a deferred tax asset for which it is more likely than not that a tax benefit will not be realized.

As of November 30, 2019 the Company has net operating loss carryforwards of approximately $1,691,000 expiring between 2020 and 2029 for U.S. federal income tax purposes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $29,000 and $116,000 as of November 30, 2019 and 2018, respectively, for the deferred tax benefit related to those loss carryforwards and other deferred tax assets, that are more likely than not that the deferred tax asset will not be realized.

Leases

The Company accounts for leases under ASC 842. Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2019 and November 30, 2018 were as follows:

In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The new guidance creates an exception under ASC 405-20, Liabilities-Extinguishments of Liabilities, to derecognize financial liabilities related to certain prepaid stored-value products using a revenue-like breakage model. In general, these liabilities may be extinguished proportionately in earnings as redemptions occur, or when redemption is remote if issuers are not entitled to the unredeemed stored value. The Company adopted this guidance effective December 1, 2018 in connection with its adoption of Topic 606, utilizing the modified retrospective method. Refer to Note 2 for further disclosure of the impact of the new guidance.

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

The adoption changed the timing of recognition of initial franchise fees, development fees, the reporting of advertising fund contributions and related expenditures, as well as timing of the recognition of gift card breakage.  Detail of the timing changes in revenue recognition can be found in Note 2 of the audited financials, Item 8.

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

Gift Card Policy

Previously, under Topic 605, the Company recognized revenue from gift cards on an annual basis in the first quarter per a management policy that was formulated based on when the likelihood of the gift card being redeemed by the customer was remote (also referred to as “breakage”) and the Company determined that it did not have a legal obligation to remit the unredeemed gift cards to the relevant jurisdictions. The Company determined the gift card breakage amount based upon its historical redemption patterns. Gift card breakage revenue was previously included in licensing fees and other revenue in the Condensed Consolidated Statements of Operations. Under Topic 606, the Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and it is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. Detail of the timing changes in revenue recognition can be found in Note 2 of the audited Financials Statements, Item 8.

Included in accounts payable and accrued expenses at November 30, 2019 and 2018 were liabilities of $170,900 and $146,300, respectively for unredeemed gift cards. We reduce the liability for gift cards when redeemed by a franchisee.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued and effective or not yet effective pronouncements as of November 30, 2019 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2019 and 2018

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2019 and 2018, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Adoption of Revenue Recognition Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue recognition for the year ended November 30, 2019 using the modified retrospective approach, pursuant to the guidance in ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2007.

Oak Park, Illinois
February 24, 2020

6611 W. North Avenue ▪ Oak Park, IL 60302 ▪ P 708.386.1433 ▪ F 708.386.0139 ▪ www.sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2019 and 2018

	November 30, 2019	November 30, 2018

ASSETS
Current Assets
Cash	$1,095,235	$1,065,265
Restricted cash	400,434	443,962
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $24,792 in 2019 and $39,377 in 2018 )	66,870	78,012
Marketing fund contributions receivable from franchisees and stores	17,219	15,831
Prepaid expenses and other current assets	94,145	69,490
Total Current Assets	1,673,903	1,672,560

Property, plant and equipment (net of accumulated depreciation of $155,752 in 2019 and $155,024 in 2018)	3,662	1,142
Trademarks	461,445	459,637
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $125,278 in 2019 and $123,949 in 2018)	12,625	9,742
Operating lease right of use	384,159	480,785
Deferred tax asset	200,000	248,000
Total Noncurrent Assets	2,555,662	2,693,077
Total Assets	$4,229,565	$4,365,637

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,195	$38,224
Accrued expenses and other current liabilities	287,414	296,227
Unexpended marketing fund contributions	416,305	459,413
Deferred franchise fee revenue	29,363	27,000
Deferred licensing revenue	31,072	46,667
Current portion operating lease liability	92,139	48,635
Total Current Liabilities	860,488	916,166

Long-term Liabilities (net of current portion)
Operating lease liability	359,242	449,409
Deferred franchise revenue	72,670	-
Deferred licensing revenue	7,440	-
Total Long-term Liabilities	439,352	449,409

Total Liabilities	$1,299,840	$1,365,575

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2019 and 2018	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2019 and 2018	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2019 and 2018	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,342,785)	(11,272,448)
Total Stockholders' Equity	2,929,725	3,000,062
Total Liabilities and Stockholders' Equity	$4,229,565	$4,365,637

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2019 and 2018

	2019	2018
REVENUES
Royalty fees from franchised stores	$1,645,639	$1,665,016
Franchise Fees	33,817	34,500
Licensing fees and other income	402,293	473,815
Marketing fund revenue	987,943	-

Total Revenues	3,069,692	2,173,331

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	974,362	971,830
Occupancy	119,379	153,614
Advertising and promotion	62,487	14,027
Professional service fees	129,854	126,050
Travel	39,206	40,312
Employee benefit expenses	147,435	129,116
Depreciation and amortization	2,057	1,210
Marketing fund expenses	987,943	-
Other	133,488	199,456
Total Operating Expenses	2,596,211	1,635,615
Income from operations	473,481	537,716

Interest income	612	159
Income before provision for income taxes	474,093	537,875
Provision for income taxes
Current tax expense	25,000	30,000
Net Income	$449,093	$507,875

Net Income per share - Basic and Diluted	$0.06	$0.07

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508

Cash distributions declared per share	$0.05	$0.05

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2019 and 2018

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit	Total
November 30, 2017	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,417,148)	$2,855,362

Dividends Declared						(363,175)	(363,175)

Net Income						507,875	507,875

November 30, 2018	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,272,448)	$3,000,062

Cummulative Effect of Adoption of ASC606						(83,619)	(83,619)

Dividends Declared						(435,811)	(435,811)

Net Income						449,093	449,093

November 30, 2019	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,342,785)	$2,929,725

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2019 and 2018

	November 30, 2019	November 30, 2018
Operating activities
Net Income	$449,093	$507,875
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	2,057	1,210
Deferred tax expense	48,000	-
Provision for uncollectible accounts, net of recoveries	(14,945)	20,773
Noncash lease expense	75,423	12,967
Changes in:
Trade accounts receivable and notes receivable	26,087	(42,443)
Marketing fund contributions receivable	(1,388)	(3,196)
Inventories	-	15,762
Prepaid expenses and other	(23,307)	19,475
Accounts payable	(34,029)	(5,517)
Accrued liabilities	(11,555)	52,830
Unexpended marketing fund contributions	(43,108)	(247,443)
Deferred revenue	(15,347)	55,512
Operating lease liability	(25,460)	4,292
Net Cash Provided by Operating Activities	431,521	392,097

Investing activities
Capitalization of trademark renewals	(6,020)	(10,292)
Purchase of property	(3,248)	-
Proceeds from sale of property and equipment	-	4,517
Net Cash Used In Investing Activities	(9,268)	(5,775)

Financing activities
Cash distributions/dividends	(435,811)	(363,175)
Net Cash Used In Financing Activities	(435,811)	(363,175)

Net (Decrease) Increase in Cash and Restricted Cash	(13,558)	23,147
Cash and Restricted Cash - Beginning of Period	1,509,227	1,486,080
Cash and Restricted Cash - End of Period	$1,495,669	$1,509,227

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$3,050	$969
Non cash operating activities:
Tenant improvement allowance	$21,203	$-
Right of use lease asset and liability	$-	$493,752

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2019, the Company had 72 franchise units and 7 licensed units in operation in 23 states and the United Arab Emirates. There are 2 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2019, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. After determining that there were no significant changes to the Company’s operations and overall business environment since the first quarter, management determined that the carrying value of goodwill was not impaired at November 30, 2019, and further analysis was not considered necessary.

Management reviewed the qualitative assessment conducted during the first quarter 2019 at year end and does not believe that any impairment exists at November 30, 2019.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2017	$1,493,771	$459,637	$-	$1,953,408
Additions	-	-	10,292	10,292
Amortization expense	-	-	(550)	(550)
Net Balance as of November 30, 2018	$1,493,771	$459,637	$9,742	$1,963,150
Additions	-	1,808	4,212	6,020
Amortization expense	-	-	(1,329)	(1,329)
Net Balance as of November 30, 2019	$1,493,771	$461,445	$12,625	$1,967,841

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $62,000 and $14,000 in 2019 and 2018, respectively.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2019 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2019 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). The standard requires that deferred tax assets and liabilities be classified as noncurrent on the balance sheet rather than being separated into current and noncurrent. The Company has adopted ASU 2015-17 for year ended November 30, 2018. In accordance with ASU 2015-17, the deferred tax asset is classified as noncurrent on the balance sheet.

On December 22, 2017 the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduces the Federal statutory corporate income tax rate from 35% to 21%. This rate reduction resulted in a significant decrease in our provisions for income taxes for the year ended November 30, 2018.

The Company’s income tax returns, which are filed as a consolidated return under Inc. for the years ending November 30, 2016, 2017 and 2018 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Leases

The company accounts for leases under ASC 842. Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets, other current liabilities and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2019 and November 30, 2018 were as follows:

	November 30, 2019	November 30, 2018

Cash	$1,095,235	$1,065,265
Restricted cash	400,434	443,962
Total cash and restricted cash	$1,495,669	$1,509,227

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

	2019	2018
Numerator:
Net income available to common shareholders	$449,093	$507,875

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.06	$0.07

At November 30, 2019 and 2018, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

Revenue Recognition

The Company adopted Topic 606 on December 1, 2018 using the modified retrospective transition method and recorded an increase to opening accumulated deficit of $84,000. The adoption of this standard update resulted in no tax impact. The Company adopted Topic 606 only for contracts with remaining performance obligations as of December 1, 2018. Comparative information from prior year periods has not been adjusted and continues to be reported under the accounting standards in effect for those periods under Topic 605.

The adoption changed the timing of recognition of initial franchise fees, development fees, the reporting of advertising fund contributions and related expenditures, as well as timing of the recognition of gift card breakage.

The cumulative effects of the changes made to the Condensed Consolidated Balance Sheets as of December 1, 2018, for the adoption of Topic 606 were as follows:

	Balance at November 30, 2018	Adjustments Due to ASC 606	Balance at December 1, 2018

Assets
Other assets	$66,295	$(1,348)	$64,947
Liabilities
Accrued gift card liability	146,290	2,742	149,032
Other current liabilities
Deferred revenue	27,000	82,225	109,225
Shareholders (deficit) equity
Accumulated deficit	(11,272,448)	(83,619)	(11,356,067)

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2019 and 2018:

	For fiscal year ended November 30, 2019	For year ended November 30, 2018 (1)

Revenue recognized at a point in time
Sign Shop revenue	$2,409	$5,627
Settlement revenue	80,307	171,052
Total revenue at a point in time	82,716	176,679
Revenue recognized over time
Royalty revenue	1,645,639	1,665,016
Franchise fees	33,817	34,500
License fees	19,875	15,000
Gift card revenue	4,494	26,260
Nontraditional revenue	295,208	255,876
Marketing fund revenue	987,943	-
Total revenue over time	2,986,976	1,996,652
Grand total	$3,069,692	$2,173,331

(1)	As disclosed in Note 2, prior period amounts have not been adjusted under the modified retrospective method of adoption of Topic 606.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Under the terms of our franchise agreements, the Company typically promises to provide franchise rights, pre-opening services such as blueprints, operational materials, planning and functional training courses, and ongoing services, such as management of the marketing fund.  Under the previous standards, initial franchise fees paid by franchisees for each arrangement were deferred until the store opened and were recognized as revenue in their entirety on that date. Upon adoption of Topic 606, the Company determined that certain pre-opening activities, and the franchise rights and related ongoing services, represented two separate performance obligations. The franchise fee revenue has been allocated to the two separate performance obligations using a residual approach. The Company has estimated the value of performance obligations related to certain pre-opening activities deemed to be distinct based on cost plus an applicable margin, and assigned the remaining amount of the initial franchise fee to the franchise rights and ongoing services. Revenue allocated to preopening activities is recognized when (or as) these services are performed. Revenue allocated to franchise rights and ongoing services is deferred until the store opens, and recognized on a straight line basis over the duration of the agreement, as this ensures that revenue recognition aligns with the customer’s access to the franchise right.

Royalty income is recognized during the respective franchise agreement based on the royalties earned each period as the underlying franchise store sales occur. Adoption of ASC 606 will not change when the royalty revenue is recognized. This new guidance did not impact the recognition of royalty income.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 2 - Summary of Significant Accounting Policies (continued)

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

Marketing Fund

Franchise agreements require the franchisee to pay continuing marketing fees on a weekly basis, based on a percentage of franchisee sales. Marketing fees are not paid on franchise wholesale sales. The balance sheet includes marketing fund cash, which is the restricted cash, accounts receivable and unexpended marketing fund contributions. Under Topic 606, the Company has determined that although the marketing fees are not separate performance obligations distinct from the underlying franchise right, the Company acts as the principal as it is primarily responsible for the fulfillment and control of the marketing services. As a result, the Company records marketing fees in revenues and related marketing fund expenditures in expenses in the Condensed Consolidated Statement of Income. The Company historically presented the net activities of the marketing fund within the balance sheet in the Condensed Consolidated Balance Sheet. While this reclassification impacts the gross amount of reported revenue and expenses the amounts will be offsetting, and there is no impact on net income.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 3 - Revenue Recognition

Contract balances

Information about contract balances subject to ASC 606 is as follows:

	November 30, 2019	December 1, 2018

Assets
Accounts receivable	$58,853	$36,337
Total Assets	58,853	36,337

Liabilities
Contract liabilities - current	622,724	647,594
Contract liabilities - long-term	80,110	106,948

Total Contract Liabilities	$702,834	$754,542

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of November 30, 2019 and December 1, 2018. The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	Accounts Receivable	Contract Liabilities

Balance at December 1, 2018	$36,337	$754,542

Revenue Recognized	671,602	(1,141,617)

Amounts (collected) or invoiced, net	(649,086)	1,089,909
Balance at November 30, 2019	$58,853	$702,834

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2020	60,435
2021	17,704
2022	17,042
2023	12,348
2024	10,217
Thereafter	22,799
Total	$140,545

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 3 - Revenue Recognition (continued)

Contract balances (continued)

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

In accordance with the new revenue standard requirements, the following tables summarize the effects of the new standard on the Company’s Consolidated Balance Sheet and Statement of Operations for fiscal year ended November 30, 2019.

	As reported November 30, 2019	Effect of change	Balance without ASC 606 adoption

Assets
Prepaid expenses and other current assets	$94,145	$(1,348)	$95,493
Liabilities
Accrued gift card liability	170,863	29,286	$141,577
Other current liabilities
Deferred revenue	140,545	80,033	$60,512
Shareholders (deficit) equity
Accumulated deficit	(11,342,785)	(107,971)	$(11,234,814)

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 3 - Revenue Recognition (continued)

Impact of the Adoption of ASC 606 (continued)

	As reported fiscal November 30, 2019	Effect of change	Balance without ASC606 adoption

Royalty revenue	$1,645,639	$-	$1,645,639
Franchise fees	33,817	8,817	25,000
License fees	19,875	(6,625)	26,500
Gift card revenue	4,494	(26,544)	31,038
Sign Shop revenue	2,409	-	2,409
Settlement revenue	80,307	-	80,307
Nontradtional revenue	295,208	-	295,208
Marketing fund revenue	987,943	987,943	-
Net revenue	3,069,692	963,591	2,106,101

Expenses unaffected by ASC 606	1,608,268	-	1,608,268
Marketing fund expenses	987,943	987,943	-
Interest (income)/expense	(612)	-	(612)
Income tax expense	25,000	-	25,000
Net expenses	2,620,599	987,943	1,632,656

Net income	$449,093	$(24,352)	$473,445

Note 4 - Units Open, Licensed and Under Development

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2019	2018
Stores open:
Franchisee-owned stores	72	76
Licensed Units	7	4
	79	80

Unopened stores with Franchise Agreements	2	4

Total operating units and units with Franchise Agreements	81	84

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 5 – Income Taxes

The components of the Company’s current (benefit)/provision for income taxes are as follows:

	2019	2018
Current
Federal	$(17,181)	$23,000
State	(5,819)	7,000
Deferred	48,000	-
Total	$25,000	$30,000

The decrease in the deferred tax asset was due to a change in the expected use of NOLs that will be expiring in 2020 through 2029. The reduction in current year expense is related to a reduction in current year tax liabilities.

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 21% and a state rate of 7.11%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2019	2018

Federal income tax provision computed at federal statutory rate	$100,155	$113,705
State income taxes, net of federal tax provision	33,910	38,497
Change in valuation allowance, tax rate and other adjustments	(109,065)	(122,202)
Income Tax Provision	$25,000	$30,000

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2019	2018
Deferred revenue	$39,507	$20,709
Marketing Fund net contributions	112,562	124,798
Allowance for doubtful accounts and notes receivable	6,969	11,069
Accrued expenses	44,582	31,688
Operating lease liability	126,883	140,000
Net operating loss carryforwards	475,380	637,359
Valuation allowance	(28,500)	(115,824)
Total Deferred Income Tax Asset	$777,383	$849,799

Depreciation and amortization	$(469,396)	$(466,650)
Right of use lease asset	(107,987)	(135,149)
Total Deferred Income Tax Liabilities	$(577,383)	$(601,799)

Total Net Deferred Tax Asset	$200,000	$248,000

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 5 – Income Taxes (continued)

As of November 30, 2019 the Company has net operating loss carryforwards of approximately $1,691,000 expiring between 2020 and 2029 for U.S. federal income tax purposes. There are no remaining net operating loss carryforwards to be utilized for state taxes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. A valuation allowance has been established for $29,000 and $116,000 as of November 30, 2019 and 2018, respectively, for the deferred tax benefit related to those loss carryforwards that are more likely than not that the deferred tax asset will not be realized.

The Company’s income tax returns, which are filed as a consolidated return under Inc. for the years ending November 30, 2016, 2017 and 2018 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

On December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 9, 2020.

The Board of Directors declared a $0.01 quarterly cash distribution/dividend per share on March 13, June 5 and September 5, 2019, paid April 18, July 10, and October 8, 2019, respectively.

The Board of Directors declared a cash distribution/dividend on March 7, June 4 and September 4, 2018 of $0.01 per share, paid April 13, July 6, and October 2, 2018, respectively. On December 6, 2018, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 11, 2019.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 7 – Recent Accounting Pronouncement

Management does not believe that there are any recently issued and effective or not yet effective pronouncements as of November 30, 2019 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Note 8 – Lease Commitments

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2019 and 2018 were $83,800 and $89,200, respectively. At November 30, 2019 the remaining lease term was 52 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2019, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2020	110,375
2021	113,024
2022	115,673
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	497,571

Present Value Discount	(46,190)
Present Value	$451,381

Short-term lease liability	$92,139
Long-term lease liability	359,242
Total Operating Lease Liability	$451,381

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2019 and 2018

Note 9 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2019 and 2018 the Company’s employer match was $40,000 and $40,000, respectively. There were no Company discretionary contributions in 2019 or 2018.

Note 10 – Contingencies

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

Item 9. changes in and disagreements with accountants on accounting and financial disclosure

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2019 and 2018, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2019.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2019.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	63	Chief Executive Officer, President and Director
Michael K. Murtaugh	75	Vice President, General Counsel, Secretary and Director
Geraldine Conn	68	Chief Financial Officer and Treasurer
Steven G. Feldman	63	Director
James A. Lentz	72	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2019 and 2018 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)(2)	Total ($)
Michael W. Evans	2019	207,887	27,000	-	-	-	-	9,395	244,282
President and CEO	2018	208,271	24,124	-	-	-	-	9,527	241,922

Michael K. Murtaugh	2019	149,671	19,440	-	-	-	-	5,918	175,029
Vice President and General Counsel	2018	150,055	17,372	-	-	-	-	5,978	173,405

Geraldine Conn	2019	107,908	6,375	-	-	-	-	4,571	118,854
Chief Financial Officer	2018	105,000	8,500	-	-	-	-	4,578	118,078

In fiscal 2019 and 2018 bonuses were earned and a portion was paid and a portion waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds and life insurance in 2018.

(1)	401(k) matching funds:
2019 M. Evans $9,395; M. Murtaugh $5,918; G. Conn $4,571
2018 M. Evans $9,388; M. Murtaugh $5,860; G. Conn $4,540
(2)	Life insurance
2018 M. Evans $139; M. Murtaugh $118; G.Conn $38

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2019:

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

Compensation for fiscal year ended November 30, 2019

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 21, 2020 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 21, 2020 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,432,468 (1)	19.72

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300.28

Steven G. Feldman 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	10,000.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932.21

Executive officers and directors as a group (5 persons)	2,445,754 (1	33.67

(1) Includes 3,500 shares inherited by spouse.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2019 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $59,400 and $56,400 for fiscal 2019 and 2018, respectively.

Tax compliance services provided by Sassetti LLC were $11,200 for fiscal 2019 and 2018.

During the years ended November 30, 2019 and 2018, Sassetti LLC did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2019 and 2018 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2019 and 2018 are reported on by Sassetti LLC. These statements are prepared in accordance with United States GAAP.
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

Dated: February 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 24, 2020
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2020
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 24, 2020
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)
Dated: February 24, 2020
By /s/ Steven G. Feldman
Steven G. Feldman, Director
Dated: February 24, 2020
By /s/ James A. Lentz
James A. Lentz, Director