Form 10-Q
period 2020-02-29
BAB, INC.
filed 2020-04-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2020

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

Indicate by check mark whether the registrant is a shell company. Yes  ☐  No ☒

As of April 13, 2020 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 29, 2020	November 30, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$939,402	$1,095,235
Restricted cash	387,209	400,434
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $21,786 in 2020 and $24,792 in 2019 )	77,027	66,870
Marketing fund contributions receivable from franchisees and stores	19,832	17,219
Prepaid expenses and other current assets	83,405	94,145
Total Current Assets	1,506,875	1,673,903

Property, plant and equipment (net of accumulated depreciation of $156,090 in 2020 and $155,752 in 2019)	3,324	3,662
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $124,235 in 2020 and $125,278 in 2019)	13,748	12,625
Operating lease right of use	364,287	384,159
Deferred tax asset	200,000	200,000
Total Noncurrent Assets	2,536,575	2,555,662
Total Assets	$4,043,450	$4,229,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,235	$4,195
Accrued expenses and other current liabilities	294,491	287,414
Unexpended marketing fund contributions	404,847	416,305
Deferred franchise fee revenue	33,956	29,363
Deferred licensing revenue	23,572	31,072
Current portion operating lease liability	93,870	92,139
Total Current Liabilities	855,971	860,488

Long-term Liabilities (net of current portion)
Operating lease liability	334,984	359,242
Deferred franchise revenue	90,935	72,670
Deferred licensing revenue	6,547	7,440
Total Long-term Liabilities	432,466	439,352
Total Liabilities	$1,288,437	$1,299,840

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 29, 2020 and November 30, 2019	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 29, 2020 and November 30, 2019	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 29, 2020 and November 30, 2019	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,517,497)	(11,342,785)
Total Stockholders' Equity	2,755,013	2,929,725
Total Liabilities and Stockholders' Equity	$4,043,450	$4,229,565

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Month Periods Ended February 29, 2020 and February 28, 2019

 (Unaudited)

	For the three months ended:
	February 29, 2020	February 28, 2019
REVENUES
Royalty fees from franchised stores	$387,339	$373,118
Franchise Fees	3,650	13,413
Licensing fees and other income	77,174	96,981
Marketing fund revenue	227,521	228,788
Total Revenues	695,684	712,300

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	230,405	215,935
Occupancy	33,678	19,636
Advertising and promotion	13,910	11,327
Professional service fees	49,117	59,634
Travel	7,999	7,959
Employee benefit expenses	37,190	39,733
Depreciation and amortization	740	399
Marketing fund expenses	227,521	228,788
Other	37,034	27,289
Total Operating Expenses	637,594	610,700
Income from operations	58,090	101,600
Interest income	104	260
Income before provision for income taxes	58,194	101,860
Provision for income taxes
Income tax expense	15,000	5,000
Net Income	$43,194	$96,860

Net Income per share - Basic and Diluted	$0.01	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.03	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 29, 2020 and February 28, 2019

(Unaudited)

	For the three months ended:
	February 29, 2020	February 28, 2019
Operating activities
Net Income	$43,194	$96,860
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	740	399
Provision for uncollectible accounts, net of recoveries	(2,646)	(11,035)
Noncash lease expense	7,611	25,888
Changes in:
Trade accounts receivable and notes receivable	(7,511)	4,142
Marketing fund contributions receivable	(2,613)	2,760
Prepaid expenses and other	10,740	8,596
Accounts payable	1,040	(952)
Accrued liabilities	(3,189)	624
Unexpended marketing fund contributions	(11,458)	(24,816)
Deferred revenue	14,465	(5,556)
Net Cash Provided by Operating Activities	50,373	96,910

Investing activities
Capitalization of trademark renewals	(1,525)	(750)
Net Cash (Used In)/Provided By Investing Activities	(1,525)	(750)

Financing activities
Cash distributions/dividends	(217,906)	(217,906)
Net Cash Used In Financing Activities	(217,906)	(217,906)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(169,058)	(121,746)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,495,669	1,509,227
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,326,611	$1,387,481

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$1,800

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 29, 2020 and February 28, 2019

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 29, 2020, the Company had 73 franchise units and 7 licensed units in operation in 22 states and the United Arab Emirates. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2019 which was filed February 24, 2020.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

The amendments in ASU 2019-2 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued.

If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt the standard is required to adopt all of the amendments in the same period (i.e., an entity cannot select which amendments to early adopt). The Company is still evaluating the specific effect of this change. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2021.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 29, 2020 and February 28, 2019 were as follows:

	February 29, 2020	February 28, 2019

Cash and cash equivalents	$939,402	$965,541
Restricted cash	387,209	421,940
Total cash and restricted cash	$1,326,611	$1,387,481

3. Revenue Recognition

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

The Company recognizes gift card breakage proportional to actual gift card redemptions as required under ASC 606 on a quarterly basis and it is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter.

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

Contract balances

Information about contract balances is as follows:

	February 29, 2020	December 1, 2019

Assets
Accounts receivable	$71,126	$58,853
Total Assets	71,126	58,853

Liabilities
Contract liabilities - current	597,890	622,724
Contract liabilities - long-term	97,482	80,110

Total Contract Liabilities	$695,372	$702,834

3. Revenue Recognition (continued)

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of February 29, 2020 and December 1, 2019. The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	Accounts Receivable	Contract Liabilities

Balance at December 1, 2019	$58,853	$702,834

Revenue Recognized	173,344	(304,635)

Amounts (collected) or invoiced, net	(161,071)	297,173
Balance at February 29, 2020	$71,126	$695,372

Transaction price allocated to remaining performance obligations as of February 29, 2020:

(a) 2020	$52,743
2021	27,252
2022	18,667
2023	13,995
2024	11,864
Thereafter	30,489
Total	$155,010

(a) represents the estimate for the remainder of 2020

The remaining performance obligations of above chart include performance obligations that are a part of a contract that has an original expected duration of more than one year. Also included, are license fees that have a contract fee of one year or less and deferred revenue for nontraditional revenue contracts of one year or greater duration. There is no marketing fund or gift card contract liabilities included. .

4. Units Open and Under Development

Units which are open or under development at February 29, 2020 are as follows:

Stores open:

Franchisee-owned stores	73
Licensed Units	7
80
Unopened stores with Franchise Agreements	2

Total operating units and units with Franchise Agreements	82

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 29, 2020	February 28, 2019
Numerator:
Net income available to common shareholders	$43,194	$96,860

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2020, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. After determining that there were no significant changes to the Company’s operations and overall business environment since the first quarter, management determined that the carrying value of goodwill was not impaired at February 29, 2020, and was not considered necessary.

Due to the impact of the COVID-19 pandemic subsequent to quarter-end, management will be reviewing goodwill and intangible assets for impairment again in the second quarter.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 29, 2020 the remaining lease term was 49 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

7. Lease Commitments (continued)

Gross future minimum annual rental commitments as of February 29, 2020 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2020	$82,892
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	470,087

Present Value Discount	(41,233)
Present Value	$428,854

Short-term lease liability	$93,870
Long-term lease liability	334,984
Total Operating Lease Liability	$428,854

8. Stockholder’s Equity

On December 5, 2019, a $.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 8, 2020.

On March 5, 2020, a $0.01 quarterly cash distribution/dividend per share was declared to shareholders of record as of March 23, 2020 and paid April 08, 2020.

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

9. Subsequent Events

In recent weeks, the COVID-19 outbreak in the United States has resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues. The disruption in customer traffic is temporary but, at this time there is uncertainty in the duration.

In order to support our franchisees during this difficult time, the Company has waived marketing fees for March 16, 2020 through May 6, 2020. We have provided as much information on the CARES stimulus package as we have available to our franchisees and encouraged them to apply for the Payroll Protection Program loan included in the CARE stimulus package. We are also in the process of applying for funds under the Payroll Protection Program. We will continue to evaluate the effects of the COVID-19 outbreak on our operations.

The Company expects the Coronavirus Pandemic to negatively impact its operating results, however at this time the financial impact cannot be reasonably estimated.

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

General

There are 73 franchised and 7 licensed units at February 29, 2020 compared to 73 franchised and 6 licensed units at February 17, 2019.  System-wide revenues for the three months ended February 29, 2020 and February 28, 2019 were $7.8 million.

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

As of February 29, 2020, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 29, 2020 versus Three Months Ended February 28, 2019

For the three months ended February 29, 2020 and February 28, 2019, the Company reported net income of $43,000 and $97,000, respectively. Total revenue of $696,000 decreased $16,000, or 2.2%, for the three months ended February 29, 2020, as compared to total revenue of $712,000 for the three months ended February 28, 2019. Franchise fees decreased $10,000 and licensing fees and other income decreased $20,000, offset by an increase of $14,000 for royalty fee revenue.

Royalty fee revenue of $387,000, for the quarter ended February 29, 2020, increased $14,000, or 3.8%, from the $373,000 for quarter ended February 28, 2019.

Franchise fee revenues of $4,000, for the quarter ended February 29, 2020, decreased $9,000, or 69.2%, from the $13,000 for the quarter ended February 28, 2019. There were no transfers or new store openings in 2020 and two transfers of $5,000 each in 2019. The balance of the franchise revenue for both 2020 and 2019 was related to revenue recognition under ASU606.

Licensing fee and other income of $77,000, for the quarter ended February 29, 2020, decreased $20,000, or 20.6% from $97,000 for the quarter ended February 28, 2019. Settlement income decreased $30,000, offset by an increase in license fees of $7,000, nontraditional and other of $3,000 in 2020 versus 2019.

Total operating expenses of $638,000, for the quarter ended February 29, 2020 increased $28,000, or 4.6% from $610,000 for the quarter ended February 28, 2019. The increase was primarily employee salary increases of $14,000, occupancy cost of $14,000 because CAM charges were due in 2020 and abated in 2019, advertising increased $3,000, and a decrease in general expense of $3,000 in 2020 versus 2019. In addition, there was an $8,000 increase in provision for uncollectible accounts because this year there was a $3,000 reserve reduction versus an $11,000 reduction in 2019. The increase was offset by decreased professional fees of $11,000 and a decrease in employee benefits of $3,000.

There was an income tax expense of $15,000 in 2020 and $5,000 in 2019.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended February 29, 2020 and February 28, 2019 was $0.01.

Liquidity and Capital Resources

At February 29, 2020, the Company had working capital of $651,000 and unrestricted cash of 939,000. At November 30, 2019 the Company had working capital of $813,000 and unrestricted cash of $1,095,000.

During the three months ended February 29, 2020, the Company had net income of $43,000 and operating activities provided cash of $50,000. The principal adjustments to reconcile net income to cash provided in operating activities for the three months ending February 29, 2020 was depreciation and amortization of $1,000, a decrease in noncash lease expense of $3,000 and provision for uncollectible accounts of $3,000. In addition, changes in operating assets and liabilities increased cash by $12,000. During the three months ended February 28, 2019, the Company had net income of $97,000 and operating activities provided cash of $97,000. The principal adjustments to reconcile net income to cash provided in operating activities for the three months ending February 28, 2019 was an increase in noncash lease expense of $26,000 and a decrease in the provision for uncollectible accounts of $11,000. In addition, changes in operating assets and liabilities decreased cash by $15,000.

The Company’s investing activities were $2,000 and $1,000, respectively for the three months ended February 29, 2020 and February 28, 2019.

The Company used $218,000 for cash distribution/dividend payments during the three month periods ended February 29, 2020 and February 28, 2019.

On March 5, 2020 the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 23, 2020 paid April 08, 2020.

Cash Distribution and Dividend Policy

Due to the impact of the Coronavirus Pandemic, the Company’s intent is to suspend future dividends. Future cash distributions/dividends will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2020, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2020.

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application.

The amendments in ASU 2019-2 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued.

If an entity early adopts these amendments in an interim period, it should reflect any adjustments as of the beginning of the annual period that includes that interim period. In addition, an entity that elects to early adopt the standard is required to adopt all of the amendments in the same period (i.e., an entity cannot select which amendments to early adopt). The Company is still evaluating the specific effect of this change. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2021.

Management does not believe that there are any other recently issued and effective or not yet effective pronouncements that would have or are expected to have any significant effect on the Company’s financial position, cash flows or results of operations.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2019, filed with the Securities and Exchange Commission on February 24, 2020.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2020 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: April 13, 2020	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer