Form 10-Q
period 2020-05-31
BAB, INC.
filed 2020-07-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2020
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of July 14, 2020 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2020	November 30, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$1,006,891	$1,095,235
Restricted cash	269,228	400,434
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $21,810 in 2020 and $24,792 in 2019 )	49,143	66,870
Marketing fund contributions receivable from franchisees and stores	-	17,219
Prepaid expenses and other current assets	68,845	94,145
Total Current Assets	1,394,107	1,673,903

Property, plant and equipment (net of accumulated depreciation of $156,431 in 2020 and $155,752 in 2019)	2,984	3,662
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $126,114 in 2020 and $125,278 in 2019)	14,379	12,625
Operating lease right of use	344,152	384,159
Deferred tax asset	200,000	200,000
Total Noncurrent Assets	2,516,731	2,555,662
Total Assets	$3,910,838	$4,229,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$6,648	$4,195
Accrued expenses and other current liabilities	246,376	287,414
Unexpended marketing fund contributions	267,033	416,305
Deferred franchise fee revenue	29,189	29,363
Deferred licensing revenue	16,071	31,072
Current portion operating lease liability	95,615	92,139
Total Current Liabilities	660,932	860,488

Long-term Liabilities (net of current portion)
Operating lease liability	310,449	359,242
Deferred franchise revenue	94,828	72,670
Deferred licensing revenue	5,655	7,440
Long term debt	228,155	-
Total Long-term Liabilities	639,087	439,352
Total Liabilities	$1,300,019	$1,299,840

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2020 and November 30, 2019	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2020 and November 30, 2019	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2020 and November 30, 2019	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,661,691)	(11,342,785)
Total Stockholders' Equity	2,610,819	2,929,725
Total Liabilities and Stockholders' Equity	$3,910,838	$4,229,565

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Month Periods Ended May 31, 2020 and May 31, 2019

 (Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2020	2019	2020	2019
REVENUES
Royalty fees from franchised stores	$238,491	$419,737	$625,830	$792,855
Franchise Fees	3,874	3,413	7,524	16,826
Licensing fees and other income	62,424	95,232	139,598	192,213
Marketing fund revenue	47,031	255,832	274,552	484,620

Total Revenues	351,820	774,214	1,047,504	1,486,514

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	219,112	234,697	449,517	450,632
Occupancy	34,674	30,911	68,352	50,547
Advertising and promotion	7,734	11,336	21,644	22,663
Professional service fees	30,412	22,230	79,529	81,864
Travel	1,510	9,776	9,509	17,735
Employee benefit expenses	37,006	34,190	74,196	73,923
Depreciation and amortization	774	401	1,514	800
Marketing fund expenses	47,031	255,832	274,552	484,620
Other	45,224	41,828	82,258	69,117
Total Operating Expenses	423,477	641,201	1,061,071	1,251,901
(Loss)/Income from operations	(71,657)	133,013	(13,567)	234,613
Interest income	97	124	201	384
Income before provision for income taxes	(71,560)	133,137	(13,366)	234,997
Provision for income taxes
Current tax expense	-	5,000	15,000	10,000
Net (Loss)/Income	$(71,560)	$128,137	$(28,366)	$224,997

Net (Loss)/Income per share - Basic and Diluted	$(0.01)	$0.02	$(0.00)	$0.03

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.04	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended May 31, 2020 and May 31, 2019

(Unaudited)

	For the six months ended:
	May 31, 2020	May 31, 2019
Operating activities
Net (Loss) Income	$(28,366)	$224,997
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,514	800
Provision for uncollectible accounts, net of recoveries	(3,871)	(13,792)
Noncash lease expense	49,656	51,068
Changes in:
Trade accounts receivable and notes receivable	21,599	27,510
Marketing fund contributions receivable	17,219	(941)
Prepaid expenses and other	25,300	2,140
Accounts payable	2,453	7,408
Accrued liabilities	(96,004)	(14,690)
Unexpended marketing fund contributions	(149,272)	(46,256)
Deferred revenue	5,197	(23,756)
Net Cash (Used In)/ Provided by Operating Activities	(154,575)	214,488

Investing activities
Capitalization of trademark renewals	(2,590)	(4,665)
Net Cash (Used In) By Investing Activities	(2,590)	(4,665)

Financing activities
Loan proceeds	228,155	-
Cash distributions/dividends	(290,540)	(290,540)
Net Cash Used In Financing Activities	(62,385)	(290,540)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(219,550)	(80,717)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,495,669	1,509,227
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,276,119	$1,428,510

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$35,262	$2,000

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended May 31, 2020 and May 31, 2019

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2020, the Company had 72 franchise units and 7 licensed units in operation in 22 states and the United Arab Emirates. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

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

The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued.

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

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2020 and May 31, 2019 were as follows:

	May 31, 2020	May 31, 2019

Cash and cash equivalents	$1,006,891	$1,031,711
Restricted cash	269,228	396,799
Total cash, cash equivalents and restricted cash	$1,276,119	$1,428,510

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

Contract balances

Information about contract balances is as follows:

	May 31, 2020	December 1, 2019

Assets
Accounts receivable	$45,491	$58,853
Total Assets	45,491	58,853

Liabilities
Contract liabilities - current	485,357	622,724
Contract liabilities - long-term	100,483	80,110
Total Contract Liabilities	$585,840	$702,834

3. Revenue Recognition (continued)

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of May 31, 2020 and December 1, 2019. The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	Accounts Receivable	Contract Liabilities

Balance at December 1, 2019	$58,853	$702,834

Revenue Recognized	264,144	(433,024)

Amounts (collected) or invoiced, net	(277,506)	316,030
Balance at May 31, 2020	$45,491	$585,840

Transaction price from license fees and nontraditional revenue allocated to remaining performance obligations as of May 31, 2020:

(a) 2020	$61,625
2021	44,753
2022	18,667
2023	13,995
2024	11,864
Thereafter	12,989
Total	$163,893

(a) represents the estimate for the remainder of 2020

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

4. Units Open and Under Development

Units which are open or under development at May 31, 2020 are as follows:

Stores open:

Franchisee-owned stores	72
Licensed Units	7
79
Unopened stores with Franchise Agreements	2

Total operating units and units with Franchise Agreements	81

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2020	May 31, 2019	May 31, 2020	May 31, 2019
Numerator:
Net (loss)/income available to common shareholders	$(71,560)	$128,137	$(28,366)	$224,997

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
(Loss)/Earnings per Share - Basic	$(0.01)	$0.02	$(0.00)	$0.03

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible.  The Company has elected to conduct its annual test during the first quarter.  During the quarter ended February 28, 2020, management qualitatively assessed goodwill to determine whether testing was necessary.  Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets.  If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed.  After reviewing and determining that the changes to the Company’s operations and overall business environment since the first quarter 2020, management believes that the decrease in sales is temporary and has determined that the carrying value of goodwill was not impaired at May 31, 2020, and was not considered necessary.  In addition, the overall fair market value of the Company exceeds the book value of intangibles and goodwill as of May 31, 2020.

Due to the impact of the COVID-19 pandemic sales were affected in April and May of 2020.  The pandemic continues to affect sales during the third quarter of 2020, but sales recovery at store locations is occurring.  With the sales recovery occurring in June and the Payroll Protection Program Loan received in May 2020, which will more than likely be forgiven, we believe that there will be no material effect on the intangible and goodwill values.  Management has reviewed goodwill and intangibles for the second quarter 2020 and will continue to review goodwill and intangible assets for impairment in the future quarters as more information and results are seen for the economic recovery of the franchise systems related to the Coronavirus pandemic.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2020 the remaining lease term was 46 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

7. Lease Commitments (continued)

Gross future minimum annual rental commitments as of May 31, 2020 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2020	$55,409
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	442,604

Present Value Discount	(36,540)
Present Value	$406,064

Short-term lease liability	$95,615
Long-term lease liability	310,449
Total Operating Lease Liability	$406,064

8. Loan

On May 1, 2020, BAB Systems, Inc. received loan proceeds of $228,155 from Lake Forest Bank and Trust Company, N.A., pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 30, 2020 was issued to BAB Systems, Inc. The BAB PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for six months after the date of disbursement. The BAB PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The promissory note contains events of default and other provisions customary for a loan of this type.

Under the terms of the CARES Act, PPP Loan participants can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Under the terms of the PPP, PPP loans and accrued interest are forgivable between eight weeks and twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period. BAB intends to use the loan proceeds for purposes consistent with the PPP, and anticipates that all or a majority of the loan amount will be forgiven, but there is no assurance provided that the Company will obtain forgiveness of the PPP Loan in whole or part.

9. Stockholder’s Equity

On December 5, 2019, a $.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 8, 2020.

On March 4, 2020, a $0.01 quarterly cash distribution/dividend per share was declared to shareholders of record as of March 23, 2020 and paid April 08, 2020.

9. Stockholder’s Equity (Continued)

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

10. Subsequent Events

The COVID-19 outbreak in the United States has resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues with a significant impact in April and May.  Management believes that the disruption in customer traffic is temporary and as of the end of May 2020, most states have opened up or are opening up for limited indoor and outdoor dining.

In order to support our franchisees during this difficult time, the Company waived the 3% marketing fees from March 16, 2020 through May 31, 2020, with graduated amounts of marketing fees scheduled to be collected beginning in June 2020. We have provided as much information on the CARES stimulus package, with several franchises receiving Payroll Protection Program (PPP) loans, and we continue to encourage those that have not applied to do so. We applied and received PPP loan funds. For information, see the 8-K filed on May 5, 2020 with the Security and Exchange Commission.

While the Coronavirus pandemic has created challenges for restaurants around the country, we are proud of the work our franchisees have put in to adapt to changing regulations and government mandates.  As states begin to open up and ease restrictions we have seen franchise locations total system-wide sales rebound from down approximately 67% in week 20 of our fiscal year to down approximately 12% in week 32.  We are continuing to evaluate the effects of the Coronavirus pandemic outbreak on our operations.

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

General

There are 72 franchised and 7 licensed units at May 31, 2020 compared to 73 franchised and 6 licensed units at May 31, 2019.  System-wide revenues for the six months ended May 31, 2020 were $12.7 million and May 31, 2019 was $16.1 million.

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

As of May 31, 2020, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2020 versus Three Months Ended May 31, 2019

For the three months ended May 31, 2020 and May 31, 2019, the Company reported a net loss of $72,000 and net income of $128,000, respectively. Total revenue of $352,000 decreased $422,000, or 54.5%, for the three months ended May 31, 2020, as compared to total revenue of $774,000 for the three months ended May 31, 2019. Marketing fee revenues of $47,000, decreased $209,000, or 81.6% for the three months in 2020, as compared to $256,000 in 2019. The 3% marketing fee was waived from March 16, 2020 to May 31, 2020 in order to assist franchisees in cost reduction during the Coronavirus pandemic.

Royalty fee revenue of $239,000, for the quarter ended May 31, 2020, decreased $181,000, or 43.1%, from the $420,000 for quarter ended May 31, 2019. The royalty revenue reduction was due to states limiting or eliminating in store dining and operating restrictions in states due to the Coronavirus pandemic

Franchise fee revenues of $4,000, for the quarter ended May 31, 2020, increased $1,000, or 33.3%, from the $3,000 for the quarter ended May 31, 2019. There were no transfers or new store openings for either year.

Licensing fee and other income of $62,000, for the quarter ended May 31, 2020, decreased $33,000 or 34.7% from $95,000 for same quarter 2019. Settlement income decreased $14,000 and a decrease in nontraditional revenue related to the decrease in sales because of COVID19 of $24.000, offset by an increase in license fees of $5,000.

Total operating expenses of $423,000, for the quarter ended May 31, 2020, decreased $218,000, or 34.0% from $641,000 for the quarter ended May 31, 2019. The decrease was primarily a reduction in Marketing Fund expenses of $209,000 because expenses were reduced to offset the reduction in funds collected. BAB Systems waived marketing fees for March 16, 2020 through May 31, 2020 to help franchisees during the sales reduction because of COVID19. In 2020 employee salaries decreased $16,000 because of a 2 week salary reduction before the PPP loan was received, there was a reduction in franchise advertising and travel related to the pandemic of $3,000 and $8,000, respectively, offset by an increase to occupancy expense of $4,000 related to CAM charges, legal fees increased $8,000 and a $3,000 increased in other expenses, which included a $3,000 increase in bad debt expense compared to 2019.

There was no income tax expense for the three months ending May 31, 2020 and $5,000 for the same period in 2019.

(Loss)/Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended May 31, 2020 and May 31, 2019 was ($.01) and $0.02 respectively.

Six Months Ended May 31, 2019 versus Six Months Ended May 31, 2018

For the six months ended May 31, 2020 the Company reported a net loss of $28,000 compared to net income of $225,000 in 2019. Total revenue of $1,048,000 decreased $439,000, or 29.5%, for the six months ended May 31, 2020, as compared to total revenue of $1,487,000 for the six months ended May 31, 2019. Marketing fee revenues of $274,000, decreased $211,000, or 43.5% for the six months in 2020, as compared to $485,000 for the same period 2019. The 3% marketing fee was waived from March 16, 2020 to May 31, 2020 in order to assist franchisees in cost reduction during the Coronavirus pandemic.

Royalty fee revenue of $626,000, for the six months ended May 31, 2020, decreased $167,000, or 21.1%, from the $793,000 for the six months ended May 31, 2019. The royalty revenue decreased was due to state in store dining closures and operating restrictions in states due to the Coronavirus pandemic in 2020.

Franchise fee revenues of $8,000, for the six months ended May 31, 2020, decreased $9,000 from $17,000 for the period ended May 31, 2019. There were no transfer in 2020 and two transfers for the six months ended May 31, 2019. In addition, there is $8,000 in 2020 and $7,000 in 2019 from the adoption of ASC606 franchise fees revenue recognition standard.

Licensing fee and other income of $140,000 for the six months ended May 31, 2020 decreased $52,000, or 27.1%, from $192,000 for the six months ended May 31, 2019. The decrease was primarily due to a decrease in settlement income of $42,000, a decrease of $21,000 for nontraditional revenue related to decreased sales as a result of the Coronavirus pandemic, offset by an increase in license fee revenue of $11,000 for the six months ended 2020 versus same period 2019.

Total operating expenses of $1,061,000 decreased $191,000, or 15.3%, for the six months ended May 31, 2020, from $1,252,000 for the same period 2019. The decrease was primarily due to reducing expenses for the Marketing Fund because the 3% fees were not collected from March 16, 2020 through May 31, 2020, this was a $211,000 expense reduction for the six months ended May 31, 2020 compared to 2019, a $1,000 decrease in payroll expense, a $2,000 decrease in professional fees and an $8,000 decrease in travel related to the Coronavirus pandemic in 2020 compared to 2019. These were offset by an increase in occupancy expenses in 2020 of $18,000 compared to 2019 due to full rent expense in 2020, an $11,000 increase in provision for bad debt because a note was collected that had a reserve that resulted in an increased change in provision for bad debt in 2019 and an increase of $2,000 in general operating expenses.

There was an income tax expense of $15,000 and $10,000, respectively for May 2020 and 2019.

(Loss)/Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2020 were $0.00 (zero) and 2019 was $0.03 per share.

Liquidity and Capital Resources

At May 31, 2020, the Company had working capital of $733,000 and unrestricted cash of $1,007,000. At November 30, 2019 the Company had working capital of $813,000 and unrestricted cash of $1,095,000.

During the six months ended May 31, 2020, the Company had a net loss of $28,000 and operating activities used cash of $155,000. The principal adjustments to reconcile the net loss to cash used in operating activities for the six months ending May 31, 2020 was depreciation and amortization of $2,000 and noncash lease expense of $50,000, less the provision for uncollectible accounts of $4,000. In addition, changes in operating assets and liabilities decreased cash by $174,000. During the six months ended May 31, 2019, the Company had net income of $225,000 and operating activities provided cash of $214,000. The principal adjustments to reconcile net income to cash provided in operating activities for the three months ending May 31, 2019 was an increase in noncash lease expense of $51,000, depreciation and amortization expense of $1,000 and a decrease in the provision for uncollectible accounts of $14,000. In addition, changes in operating assets and liabilities decreased cash by $49,000.

The Company’s investing activities were $3,000 and $5,000, respectively for the six months ended May 31, 2020 and 2019.

On May 1, 2020 the Company received loan proceeds of $228,000 through the CARES act offered by the Treasury Department and Small Business Administration.  The loan can be forgiven based on a formula if the company maintains employee retention and payroll expenses for an eight or 24 week period, in additions to certain other expenses (rent and utilities).  See Note 8 for additional information.  During January and April 2020 the Company used $291,000 for cash distribution/dividend payments for the six month period ended May 31, 2020 and used $291,000 for cash distribution/dividend payments during the same period in 2019.

On March 4, 2020 the Board of Directors declared a $0.01 per share quarterly cash distribution/dividend to shareholders of record as of March 23, 2020 paid April 08, 2020.

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

The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2020 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 6.

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION

3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006filed February 28, 2007)

3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006filed February 28, 2007)

4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)

4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)

4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)

4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)

4.5	Preferred Shares Rights Agreement Amendment No. 4 (See Form 8-K filed February 25, 2019)

21.1	List of Subsidiaries of the Company

31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002

32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: July 14, 2020	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer