Form 10-Q
period 2020-08-31
BAB, INC.
filed 2020-10-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2020
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of October 14, 2020 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2020	November 30, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$1,076,612	$1,095,235
Restricted cash	297,469	400,434
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $18,132 in 2020 and $24,792 in 2019 )	82,546	66,870
Marketing fund contributions receivable from franchisees and stores	21,218	17,219
Prepaid expenses and other current assets	105,374	94,145
Total Current Assets	1,583,219	1,673,903

Property, plant and equipment (net of accumulated depreciation of $156,762 in 2020 and $155,752 in 2019)	2,652	3,662
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $126,710 in 2020 and $125,278 in 2019)	21,690	12,625
Operating lease right of use	323,753	384,159
Deferred tax asset	200,000	200,000
Total Noncurrent Assets	2,503,311	2,555,662
Total Assets	$4,086,530	$4,229,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,100	$4,195
Accrued expenses and other current liabilities	285,147	287,414
Unexpended marketing fund contributions	316,493	416,305
Deferred franchise fee revenue	44,524	29,363
Deferred licensing revenue	8,571	31,072
Current portion operating lease liability	97,375	92,139
Current portion Payroll Protecttion Program loan	85,558
Total Current Liabilities	847,768	860,488

Long-term Liabilities (net of current portion)
Operating lease liability	285,634	359,242
Deferred franchise revenue	91,338	72,670
Deferred licensing revenue	4,762	7,440
Long-term portion Payroll Protection Program loan	142,597	-
Total Long-term Liabilities	524,331	439,352
Total Liabilities	$1,372,099	$1,299,840

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2020 and November 30, 2019	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2020 and November 30, 2019	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2020 and November 30, 2019	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,558,079)	(11,342,785)
Total Stockholders' Equity	2,714,431	2,929,725
Total Liabilities and Stockholders' Equity	$4,086,530	$4,229,565

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Nine Months Ended August 31, 2020 and August 31, 2019

 (Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2020	2019	2020	2019
REVENUES
Royalty fees from franchised stores	$375,282	$435,616	$1,001,112	$1,228,471
Franchise Fees	4,874	3,455	12,398	20,281
Licensing fees and other income	71,541	101,165	211,139	293,378
Marketing fund revenue	172,723	253,003	447,275	737,623

Total Revenues	624,420	793,239	1,671,924	2,279,753

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	217,136	228,437	666,653	679,069
Occupancy	35,992	35,130	104,344	85,677
Advertising and promotion	2,610	19,916	24,254	42,579
Professional service fees	22,935	30,072	102,464	111,936
Travel	239	10,007	9,748	27,742
Employee benefit expenses	35,973	32,672	110,170	106,595
Depreciation and amortization	928	486	2,442	1,286
Marketing fund expenses	172,723	253,003	447,275	737,623
Other	32,364	29,158	114,621	98,275
Total Operating Expenses	520,900	638,881	1,581,971	1,890,782
Income from operations	103,520	154,358	89,953	388,971
Interest income	91	118	293	502
Income before provision for income taxes	103,611	154,476	90,246	389,473
Provision for income taxes
Current tax expense	-	5,000	15,000	15,000
Net Income	$103,611	$149,476	$75,246	$374,473

Net Income per share - Basic and Diluted	$0.01	$0.02	$0.01	$0.05

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$-	$0.01	$0.04	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months and Nine Months Ended August 31, 2020 and August 31, 2019

(Unaudited)

	For the nine months ended:
	August 31, 2020	August 31, 2019
Operating activities
Net Income	$75,246	$374,473
Adjustments to reconcile net income to cash
flows used in operating activities:
Depreciation and amortization	2,442	1,286
Deferred tax expense	-	48,000
Provision for uncollectible accounts, net of recoveries	(7,540)	(15,372)
Noncash lease expense	74,484	52,398
Changes in:
Trade accounts receivable and notes receivable	(8,136)	6,606
Marketing fund contributions receivable	(3,999)	(4,470)
Prepaid expenses and other	(11,229)	(23,709)
Accounts payable	5,905	(17,403)
Accrued liabilities	(84,717)	(59,740)
Unexpended marketing fund contributions	(99,812)	(54,844)
Deferred revenue	8,650	(29,979)
Net Cash (Used In)/ Provided by Operating Activities	(48,706)	277,246

Investing activities
Capitalization of trademark renewals	(10,497)	(5,920)
Net Cash Used In Investing Activities	(10,497)	(5,920)

Financing activities
Loan proceeds	228,155	-
Cash distributions/dividends	(290,540)	(363,176)
Net Cash Used In Financing Activities	(62,385)	(363,176)

Net Decrease in Cash, Cash Equivalents and Restricted Cash	(121,588)	(91,850)
Cash, Cash Equivalents and Restricted Cash - Beginning of Period	1,495,669	1,509,227
Cash, Cash Equivalents and Restricted Cash - End of Period	$1,374,081	$1,417,377

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$36,012	$2,800

 SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Months Ended August 31, 2020 and August 31, 2019

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2020, the Company had 72 franchise units and 7 licensed units in operation in 22 states and the United Arab Emirates. There are 3 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

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

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2021.

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

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2020 and August 31, 2019 were as follows:

	August 31, 2020	August 31, 2019

Cash and cash equivalents	$1,076,612	$1,031,722
Restricted cash	297,469	385,655
Total cash, cash equivalents and restricted cash	$1,374,081	$1,417,377

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

Contract balances

Information about contract balances is as follows:

	August 31, 2020	December 1, 2019

Assets
Accounts receivable	$69,744	$58,853
Total Assets	69,744	58,853

Liabilities
Contract liabilities - current	547,493	622,724
Contract liabilities - long-term	96,100	80,110
Total Contract Liabilities	$643,593	$702,834

3. Revenue Recognition (continued)

Accounts receivable represent weekly royalty payments and monthly vendor rebate payments that represent billed and unbilled receivables due as of August 31, 2020 and December 1, 2019. The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	Accounts Receivable	Contract Liabilities

Balance at December 1, 2019	$58,853	$702,834

Revenue Recognized	422,420	(587,260)

Amounts (collected) or invoiced, net	(411,529)	528,019
Balance at August 31, 2020	$69,744	$643,593

Transaction price from franchise fees and licensing revenue allocated to remaining performance obligations as of August 31, 2020:

(a) 2020	$22,944
2021	$35,610
2022	$20,039
2023	$15,345
2024	$14,964
Thereafter	$40,293
Total	$149,195

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

4. Units Open and Under Development

Units which are open or under development at August 31, 2020 are as follows:

Stores open:

Franchisee-owned stores	72
Licensed Units	7
79
Unopened stores with Franchise Agreements	3

Total operating units and units with Franchise Agreements	82

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2020	August 31, 2019	August 31, 2020	August 31, 2019
Numerator:
Net income available to common shareholders	$103,611	$149,476	$75,246	$374,473

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.02	$0.01	$0.05

 6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2020, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. After reviewing the changes to the Company’s operations and overall business environment since the first quarter 2020, management believes that the decrease in sales is temporary and has determined that the carrying value of goodwill was not impaired at August 31, 2020, and was not considered necessary. In addition, the overall fair market value of the Company exceeds the book value of intangibles and goodwill as of August 31, 2020.

Due to the impact of the COVID-19 pandemic sales were affected from April and May of 2020. The pandemic affected sales for the third quarter and continues to affect sales in the fourth quarter, but we have seen sales recovery at store locations and it continues to move towards pre-COVID sales levels. With some degree of sales recovery occurring beginning in June and the Payroll Protection Program Loan received in May 2020, which will more than likely be forgiven, we believe that there will be no material effect on the intangible and goodwill values. Management has reviewed goodwill and intangibles for the third quarter 2020 and will continue to review goodwill and intangible assets for impairment in the future in combination with the results of the third quarter as more information and results are seen for the economic recovery of the franchise systems related to the Coronavirus pandemic.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2020 the remaining lease term was 43 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

7. Lease Commitments (continued)

Gross future minimum annual rental commitments as of August 31, 2020 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2020	$27,926
2021	113,024
2022	115,673
2023	118,322
Thereafter	40,176
Total Undiscounted Rent Payments	415,121

Present Value Discount	(32,112)
Present Value	$383,009

Short-term lease liability	$97,375
Long-term lease liability	285,634
Total Operating Lease Liability	$383,009

8. Payroll Protection Program Loan

On May 1, 2020, BAB Systems, Inc. received loan proceeds of $228,155 from Lake Forest Bank and Trust Company, N.A., pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

The PPP Loan, which was in the form of a Note dated April 30, 2020 was issued to BAB Systems, Inc. The BAB PPP Loan has a two-year term and bears interest at a rate of 1% per annum. Monthly principal and interest payments are deferred for nine months after the date of disbursement. The BAB PPP Loan may be prepaid at any time prior to maturity with no prepayment penalties. The Note contains events of default and other provisions customary for a loan of this type.

Under the terms of the CARES Act, PPP Loan participants can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Under the terms of the PPP, PPP loans and accrued interest are forgivable between eight weeks and twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period. BAB has used the loan proceeds for purposes consistent with the PPP, and anticipates that all or a majority of the loan amount will be forgiven, but there is no assurance provided that the Company will obtain forgiveness of the PPP Loan in whole or part.

Loan amortization if not forgiven:
Year Ending November 30:
2021	$104,571
2022	$114,078
2023	$9,506
Payroll Protection Program ("PPP") loan	$228,155

Short-term PPP loan liability	$85,558
Long-term PPP loan liability	142,597
Total PPP loan liability	$228,155

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

10. Uncertainties and COVID-19

The COVID-19 outbreak in the United States has resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues with a significant impact in April and May. Management believes that the disruption in customer traffic is temporary and as of the end of August 2020, most states have opened up or are opening up for limited indoor and outdoor dining.

In order to support our franchisees during this difficult time, the Company waived the 3% marketing fees from March 16, 2020 through May 31, 2020, with graduated amounts of marketing fees reinstated beginning in June and July 2020. We provided our franchises information on the CARES stimulus package, and several franchises received Payroll Protection Program (PPP) loans. We applied and received PPP loan funds. For information, see the 8-K filed on May 5, 2020 with the Security and Exchange Commission.

While the Coronavirus pandemic has created challenges for restaurants around the country, we are proud of the work our franchisees have put in to adapt to changing regulations and government mandates. As states begin to open up and ease restrictions we have seen franchise locations total system-wide sales rebound from down approximately 66.8% in week 20 of our fiscal year to down approximately 9.5% in week 45. We are continuing to evaluate the effects of the Coronavirus pandemic outbreak on our operations.

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

General

There are 72 franchised and 7 licensed units at August 31, 2020 compared to 73 franchised and 6 licensed units at August 31, 2019.  System-wide revenues for the nine months ended August 31, 2020 were $20.2 million and August 31, 2019 was $24.9 million.

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

As of August 31, 2020, the Company employed 12 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2020 versus Three Months Ended August 31, 2019

For the three months ended August 31, 2020 and August 31, 2019, the Company reported net income of $104,000 and net income of $149,000, respectively. Total revenue of $624,000 decreased $169,000, or 21.3%, for the three months ended August 31, 2020, as compared to total revenue of $793,000 for the three months ended August 31, 2019. Marketing fee revenues of $173,000, decreased $80,000, or 31.6% for the three months in 2020, compared to $253,000 in 2019. The 3% marketing fee was waived from March 16, 2020 to May 31, 2020 with graduated amounts of marketing fees reinstated beginning in June and July 2020 with the fee returning to 3% in August.

Royalty fee revenue of $375,000, for the quarter ended August 31, 2020, decreased $61,000, or 14.0%, from the $436,000 for quarter ended August 31, 2019. The royalty revenue reduction was due to states limiting or eliminating in store dining and operating restrictions in states due to the Coronavirus pandemic.

Franchise fee revenues of $5,000, for the quarter ended August 31, 2020, increased $2,000, or 66.7%, from the $3,000 for the quarter ended August 31, 2019. There was one transfer for $1,000 in 2020 with none in 2019 and no new store openings in either year.

Licensing fee and other income of $72,000, for the quarter ended August 31, 2020, decreased $29,000 or 28.7% from $101,000 for same quarter 2019. There was a $33,000 decrease in nontraditional revenues, offset by a $4,000 increase in other revenue in 2020 compared to same period 2019.

Total operating expenses of $521,000, for the quarter ended August 31, 2020, decreased $118,000, or 18.5% from $639,000 for the quarter ended August 31, 2019. The decrease was primarily a reduction in Marketing Fund expenses of $80,000 because expenses were reduced to offset the reduction in funds collected. BAB Systems waived marketing fees for March 16, 2020 through May 31, 2020 to help franchisees during the sales reduction because of COVID19. For third quarter 2020 employee salaries decreased $11,000 because of an employee retiring and a salary reduction, there was a reduction in franchise advertising of $17,000, a $7,000 reduction in professional fees and a $10,000 reduction in travel related to the pandemic, offset by an increase in employee benefit expense of $3,000 and a $4,000 timing difference increased annual meeting and Directors fees compared to 2019.

There was no income tax expense for the three months ending August 31, 2020 and $5,000 for the same period in 2019.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended August 31, 2020 and August 31, 2019 was $.01and $0.02 respectively.

Nine Months Ended August 31, 2020 versus Nine Months Ended August 31, 2019

For the nine months ended August 31, 2020 the Company reported net income of $75,000 compared to net income of $374,000 in 2019. Total revenue of $1,671,000 decreased $609,000, or 26.7%, for the nine months ended August 31, 2020, as compared to total revenue of $2,280,000 for the nine months ended August 31, 2019. Marketing fee revenues of $447,000 decreased $291,000, or 39.4% for the nine months in 2020, as compared to $738,000 for the same period 2019. The 3% marketing fee was waived from March 16, 2020 to May 31, 2020 with a reduction in fees collected in June and July of 2020 in order to assist franchisees in cost reduction during the Coronavirus pandemic.

Royalty fee revenue of $1,001,000, for the nine months ended August 31, 2020, decreased $227,000, or 18.5%, from the $1,228,000 for the nine months ended August 31, 2019. The royalty revenue decreased was due to dining closures and operating restrictions in states due to the Coronavirus pandemic in 2020.

Franchise fee revenues of $12,000, for the nine months ended August 31, 2020, decreased $8,000, or 40.0% from $20,000 for the period ended August 31, 2019. There was one transfer in 2020 and two transfers in 2019. In addition, franchise fees include $11,000 for 2020 and $10,000 for 2019 from the adoption of ASC606 franchise fees revenue recognition standard.

Licensing fee and other income of $211,000 for the nine months ended August 31, 2020 decreased $83,000, or 28.2%, from $293,000 for the nine months ended August 31, 2019. The decrease was primarily due to a decrease in settlement and other income of $28,000and a decrease of $55,000 for nontraditional revenue related to decreased sales as a result of the Coronavirus pandemic.

Total operating expenses of $1,581,000 decreased $310,000, or 16.4%, for the nine months ended August 31, 2020, from $1,891,000 for the same period 2019. The decrease was primarily due to reducing expenses for the Marketing Fund because the 3% fees were not collected from March 16, 2020 through May 31, 2020, this was a $291,000 expense reduction for the nine months ended August 31, 2020. There was a $12,000 decrease in payroll and payroll related expenses, a $19,000 decrease in advertising, an $18,000 decrease in travel and a $10,000 decrease in professional services. The expense reduction was instituted as a result of reduced revenue due to restaurant restrictions from the Coronavirus Pandemic. The reduced expenses were offset by an increase in occupancy expense of $18,000 due to full rent paid in 2020 versus reduced rent negotiated with the new lease in 2019, employee benefits of $3,000, a $10,000 increase in provision for bad debt, a $3,000 increase in repair and maintenance, a $2,000 increase in insurance and a $4,000 increase in general services for 2020 compared to 2019.

There was an income tax expense of $15,000 for 2020 and 2019.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2020 were $0.01and 2019 was $0.05 per share.

Liquidity and Capital Resources

At August 31, 2020, the Company had working capital of $735,000 and unrestricted cash of $1,077,000. At November 30, 2019 the Company had working capital of $813,000 and unrestricted cash of $1,095,000.

During the nine months ended August 31, 2020, the Company had net income of $75,000 and operating activities used cash of $49,000. The principal adjustments to reconcile the net loss to cash used in operating activities for the nine months ending August 31, 2020 was depreciation and amortization of $2,000 and noncash lease expense of $74,000, less the provision for uncollectible accounts of $8,000. In addition, changes in operating assets and liabilities decreased cash by $196,000. During the nine months ended August 31, 2019, the Company had net income of $374,000 and operating activities provided cash of $277,000. The principal adjustments to reconcile net income to cash provided in operating activities for the nine months ending August 31, 2019 was noncash lease expense of $52,000, depreciation and amortization of $1,000 and a decrease in the provision for uncollectible accounts of $15,000. In addition, changes in operating assets and liabilities decreased cash by $184,000.

The Company’s investing activities were $10,000 and $6,000, respectively for the nine months ended August 31, 2020 and 2019.

On May 1, 2020 the Company received loan proceeds of $228,000 through the CARES act offered by the Treasury Department and Small Business Administration. The loan can be forgiven based on a formula if the company maintains employee retention and payroll expenses for an eight or 24 week period, in additions to certain other expenses (rent and utilities). See Note 8 for additional information.

During January and April 2020 the Company used $291,000 for cash distribution/dividend payments for the nine month period ended August 31, 2020 and used $363,000 for cash distribution/dividend payments during the same period in 2019.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2019. Early adoption of the guidance is permitted for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2021.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2020 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2020 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: October 14, 2020	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer