Form 10-K
period 2020-11-30
BAB, INC.
filed 2021-02-26
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2020

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

500 Lake Cook Road, Suite 475   Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock	BABB	NASDAQ/OTC

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

State issuer's revenues for its most recent fiscal year: $2,371,533.

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $2,505,232 based on 4,817,754 shares held by nonaffiliates as of May 31, 2020; Closing price ($0.52) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 26, 2021.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2020, the Company had 72 franchise units and 7 licensed units in operation in 22 states and the United Arab Emirates. There is 1 unit under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Net Income

The Company reported a net loss $66,000 for fiscal year ended November 30, 2020 and net income of $449,000 for 2019. November 30, 2020 net operating income was $233,000 compared to $473,000 in 2019.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Savencia Cheese USA, Coca-Cola and U.S. Foods.  The Company is not dependent on any of these suppliers for future growth and profitability since like products that may be purchased from these suppliers is available from other sources.

LOCATIONS

The Company had 72 franchised locations and 7 licensed units in 22 states and the United Arab Emirates. There is 1 unit under development.

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

COVID-19 DISCUSSION

In March 2020, the COVID-19 outbreak was declared a national public health emergency and states placed restrictions on many businesses. Many states mandated reduced hours, reduced or no public access. The restaurant industry was hit particularly hard because of the normal human contact.

As like many businesses across the world, BAB, Inc. was hard hit in March and April of 2020. Our franchise locations were restricted to limited hours and restrictions were put on contact between customers and workers. We promoted and provided tools and social media posting which provided our franchisees with the ability to continue to operate with limited contact, such as, online orders, third party pick-up and curbside service. Our franchisees began using the tools and sales increased May through our fiscal year end, November 30, 2020.

The Company responded to the COVID-19 pandemic by reducing variable costs as quickly as possible. Franchise advertising expense was reduced, salaries were reduced until we received our Payroll Protection loan, a decrease in operating supplies and professional fees were reduced. We encouraged and provided information to our franchises as to how to apply for the loan and later how to get the loan forgiven. This stimulus package was of great help to us, and to many of the franchises in our system.

To assist our franchisees financially during COVID-19, the Company waived marketing fees, from week ending March 22, through May 31, 2020.. A graduated return to the original 3% fees was reinstated with 1.5% in June, 2% in July and then 3% week ending August 2, 2020.

During the pandemic we have instituted policies and procedures to keep our employees safe. Temperatures are taken upon entering the office area, hand sanitizer, sanitizing wipes and masks are provided. Masks are required to be worn in the office. Some of the measures we instituted were staggered in office days to minimize personal contact. Employees were able to work at home with little to no problems.

EMPLOYEES

As of November 30, 2020, the Company employed 12 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

BAB, Inc. considers its employees one of its greatest assets. The Company offers its employees competitive pay and a benefit program. Employees receive fair and equitable pay regardless of gender. The Company contributes 65% of the cost of health, dental and vision insurance premiums. The Company also contributes up to 4% of matching funds for the 401(k) program. Daily working hours are reasonably flexible.

The Company from time to time hires individuals who are beginning their career with an entry level job and provides on the job training. We encourage employees to expand and develop their talents while employed at the Company so that when the Company has open employment opportunities it can promote from within its employee base.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2020 and 2019.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2020	Low	High
First quarter	0.79	0.87
Second quarter	0.44	0.81
Third quarter	0.46	0.60
Fourth quarter	0.50	0.60

Year Ended: November 30, 2019	Low	High
First quarter	0.65	0.74
Second quarter	0.69	0.84
Third quarter	0.70	0.89
Fourth quarter	0.70	0.90

As of February 22, 2021, the Company's Common Stock was held by 128 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 22, 2021, is approximately 1,000 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On January 27, 2021 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share to stockholders of record as of February 10, 2021 and paid February 24, 2021.

On December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 9, 2020. On March 4, 2020, a $0.01 quarterly cash distribution/dividend per share was declared to stockholders of record as of March 23, 2020 and paid April 08, 2020.

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

GENERAL

The Company has 72 franchised and 7 licensed units with 1 unit under development at the end of 2020. Units in operation and under development at the end of 2019 included 72 franchised and 7 licensed units and 2 units under development.  System-wide revenues were $28.6 million in 2020 and $34.3 million in 2019.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2020 COMPARED TO YEAR 2019

Total revenues from all sources decreased $698,000, or 22.7%, to $2,372,000 in 2020 from $3,070,000 in the prior year. Marketing revenue decreased $316,000 in 2020 compared to 2019, franchise fee revenue decreased $12,000 in 2020 versus 2019, royalty revenue decreased $267,000 and licensing and other revenue decreased $103,000 in 2020 compared to 2019.

Royalty revenue from franchise stores decreased $267,000, or 16.2%, to $1,379,000 in 2020 as compared to $1,646,000 in 2019. The decrease in royalty revenue was primarily a result of the COVID-19 pandemic, resulting in temporary store closings and reduced customer traffic. Franchise fee revenue decreased $12,000, or 35.3%, to $22,000 in 2020 as compared to $34,000 in 2019. During fiscal 2020 there were 4 transfers of which $5,000 was recognized and 3 were amortizable compared to 5 transfers recognizing $20,000 in 2019 with 1 being amortizable. Licensing fees and other income decreased $103,000, or 25.6%, to $299,000 in 2020 compared to $402,000 in 2019.  Marketing fund revenues decreased in 2020 compared to 2019 because of a decrease in sales due to the COVID-19 pandemic and because the Company waived marketing fees from franchises. In order for the Company to assist its franchises during COVID-19, from week ending March 22, through May 31, 2020 marketing fees were waived and a graduated return to the original 3% fees was reinstated with 1.5% in June, 2% in July and then 3% week ending August 2, 2020.

Total operating expenses in 2020 were $2,138,000, or 90.2% of revenues, compared to $2,596,000, or 84.6% of revenues in 2019. Total operating expenses in 2020 decreased $458,000, or 17.6%, in 2020 compared to 2019.

The decrease in operating expenses of $458,000 in 2020 was primarily due to a decrease in marketing expenses of $316,000, which was due to COVID-19 and reduced marketing fund revenues. In addition, the Company responded to the COVID-19 pandemic by reducing several variable expenses such as advertising expense, which decreased $37,000. Additionally, an employee retired in May 2020 without replacement and no bonuses were paid in 2020 reducing employee benefit expense and payroll and payroll tax expenses by $100,000. Our professional service providers worked with us during the pandemic to assist us in reducing accounting fees by $4,000 and we reduced legal and consulting fees by $13,000. The pandemic also restricted travel and the expense was reduced by $29,000. In 2020 compared to 2019. These reductions in expenses were offset by fixed cost increases in 2020 of $14,000 in occupancy expense, $10,000 in general tax expense, $4,000 in insurance expense and general expenses of $13,000 compared to 2019.

Interest income was less than $1,000 in 2020 and $1,000 in 2019.

There was an income tax expense in 2020 of $300,000, which includes $285,000 of noncash deferred tax expense and $15,000 of state income tax expense in 2020 compared to $25,000 of state income tax expense in 2019. There was a net loss of $66,000 in 2020 versus net income of $449,000 in 2019. The fiscal 2020 net loss included a deferred tax adjustment related to utilized and projected unutilized federal net operating losses which reduced the deferred tax asset for expiring federal NOL’s.

Total operating income was $233,000 in 2020 or 9.8% of revenue as compared to $473,000 or 15.4% of revenue in the prior year. In 2020 there was a $0.01 loss per share for basic and diluted outstanding shares and $.06 per share income for basic and diluted outstanding shares in 2019.

LIQUIDITY AND CAPITAL RESOURCES

At November 30, 2020, the Company had working capital of $732,000 and unrestricted cash of $1,236,000, which includes the proceeds of a Payroll Protection Program loan of $228,155. At November 30, 2019, the Company had working capital of $813,000 and unrestricted cash of $1,095,000.

During fiscal 2020, the Company had a net loss of $66,000 and operating activities which provided cash of $213,000. The principal adjustments to reconcile the net loss to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $285,000 and noncash lease expense of $99,000, less the provision for uncollectible accounts of $7,000. In addition, changes in other operating assets and liabilities decreased cash a total of $88,000. During fiscal 2019, the Company had net income of $449,000 and operating activities which provided cash of $432,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $2,000, deferred tax expense of $48,000 and noncash lease expense of $75,000, less the provision for uncollectible accounts of $15,000. In addition, changes in other operating assets and liabilities decreased cash a total of $128,000.

During fiscal 2020, the Company used $13,000 for investing activities for equipment purchases and trademark renewal. During fiscal 2019, the Company used $9,000 for investing activities for equipment purchases and trademark renewals.

Financing activities in fiscal 2020 included funds increasing cash flow of $228,155 for a PPP loan and cash distributions/dividend payments to common stockholders of $291,000 and in 2019, $436,000 was used for cash distributions/dividend payments to common stockholders.

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

Due to the impact of the COVID-19 pandemic, the Company suspended dividends through the fourth quarter of 2020. Future cash distributions/dividends will be considered after reviewing profitability expectations and financing needs for fiscal 2021. On January 27, 2021 the Board of Directors declared a $0.01 dividend payable February 2021.

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

The Company was granted a Payroll Protection Program loan in May 2020 in the amount $228,155. The loan was forgiven through the SBA on December 8, 2020 and will be reflected in other income during our fiscal year 2021 first quarter.

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

Goodwill and Other Intangible Assets

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2020 and 2019 management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed.

Although the COVID-19 pandemic has caused significant disruption to our industry, the Company has been able to recover much quicker than expected and 2020 total revenues, excluding marketing fund revenues were 81.6% of fiscal 2019 total revenues. Management reviewed and updated the qualitative assessment conducted during the first quarter 2020 and at year end and does not believe that any impairment exists at November 30, 2020.

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

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. As of November 30, 2020, the net operating loss carryforwards which it believes it will utilize are approximately $756,000, expiring between 2021 and 2029 for U.S. federal tax purposes.

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

Under the terms of our franchise agreements, the Company typically promises to provide franchise rights, pre-opening services such as blueprints, operational materials, planning and functional training courses, and ongoing services, such as management of the marketing fund. The Company considers certain pre-opening activities and the franchise rights and related ongoing services represent two separate performance obligations. The franchise fee revenue has been allocated to the two separate performance obligations using a residual approach. The Company has estimated the value of performance obligations related to certain pre-opening activities deemed to be distinct based on cost plus an applicable margin, and assigned the remaining amount of the initial franchise fee to the franchise rights and ongoing services. Revenue allocated to preopening activities is recognized when (or as) these services are performed. Revenue allocated to franchise rights and ongoing services is deferred until the store opens, and recognized on a straight line basis over the duration of the agreement, as this ensures that revenue recognition aligns with the customer’s access to the franchise right.

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

Gift card breakage revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Included in accounts payable and accrued expenses at November 30, 2020 and 2019 were liabilities of $183,800 and $170,900, respectively for unredeemed gift cards.

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2022.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2020 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2020 and 2019

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2020 and 2019, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Oak Park, Illinois
February 26, 2021

6611 North Ave, Oak Park, Illinois 60302  ▪  708.386.1433  ▪  1776 Legacy Cir #118, Naperville, Illinois 60563  ▪  630.577.9074  ▪  sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2020 and 2019

	November 30, 2020	November 30, 2019

ASSETS
Current Assets
Cash	$1,236,081	$1,095,235
Restricted cash	396,842	400,434
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $18,152 in 2020 and $24,792 in 2019 )	62,969	66,870
Marketing fund contributions receivable from franchisees and stores	17,544	17,219
Prepaid expenses and other current assets	96,723	94,145
Total Current Assets	1,810,159	1,673,903

Property, plant and equipment (net of accumulated depreciation of $157,118 in 2020 and $155,752 in 2019)	2,296	3,662
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $127,474 in 2020 and $125,278 in 2019)	23,707	12,625
Operating lease right of use	303,084	384,159
Deferred tax asset	-	200,000
Total Noncurrent Assets	2,284,303	2,555,662
Total Assets	$4,094,462	$4,229,565

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,279	$4,195
Accrued expenses and other current liabilities	288,888	287,414
Unexpended marketing fund contributions	387,117	416,305
Deferred franchise fee revenue	33,957	29,363
Deferred licensing revenue	31,071	31,072
Current portion operating lease liability	99,149	92,139
Payroll Protection Program loan	228,155	-
Total Current Liabilities	1,078,616	860,488

Long-term Liabilities (net of current portion)
Operating lease liability	260,094	359,242
Deferred franchise revenue	93,929	72,670
Deferred tax liability	84,940	-
Deferred licensing revenue	3,869	7,440
Total Long-term Liabilities	442,832	439,352

Total Liabilities	$1,521,448	$1,299,840

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2020 and 2019	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2020 and 2019	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2020 and 2019	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,699,496)	(11,342,785)
Total Stockholders' Equity	2,573,014	2,929,725
Total Liabilities and Stockholders' Equity	$4,094,462	$4,229,565

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2020 and 2019

	2020	2019
REVENUES
Royalty fees from franchised stores	$1,379,153	$1,645,639
Franchise Fees	21,955	33,817
Licensing fees and other income	298,766	402,293
Marketing fund revenue	671,659	987,943

Total Revenues	2,371,533	3,069,692

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	885,410	974,362
Occupancy	133,053	119,379
Advertising and promotion	25,216	62,487
Professional service fees	112,981	129,854
Travel	10,245	39,206
Employee benefit expenses	136,821	147,435
Depreciation and amortization	3,562	2,057
Marketing fund expenses	671,659	987,943
Other	159,195	133,488
Total Operating Expenses	2,138,142	2,596,211
Income from operations	233,391	473,481
Interest income	378	612

Income before provision for income taxes	233,769	474,093
Provision for income taxes
Current tax expense	15,000	(23,000)
Deferred tax expense	284,940	48,000
Total Tax Provision	299,940	25,000

Net (Loss)/Income	$(66,171)	$449,093

Net (Loss)/Income per share - Basic and Diluted	$(0.01)	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.04	$0.05

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2020 and 2019

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit
November 30, 2018	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,272,448)	$3,000,062

Cummulative Effect of Adoption of ASC606						(83,619)	(83,619)

Dividends Declared						(435,811)	(435,811)

Net Income						449,093	449,093

November 30, 2019	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,342,785)	$2,929,725

Dividends Declared						(290,540)	(290,540)

Net (Loss)/Income						(66,171)	(66,171)

November 30, 2020	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,699,496)	$2,573,014

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2020 and 2019

	November 30, 2020	November 30, 2019
Operating activities
Net (Loss)/Income	$(66,171)	$449,093
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	3,562	2,057
Deferred tax expense	284,940	48,000
Provision for uncollectible accounts, net of recoveries	(7,080)	(14,945)
Noncash lease expense	99,312	75,423
Changes in:
Trade accounts receivable and notes receivable	10,981	26,087
Marketing fund contributions receivable	(325)	(1,388)
Prepaid expenses and other	(2,578)	(23,307)
Accounts payable	6,084	(34,029)
Accrued liabilities	1,474	(11,555)
Unexpended marketing fund contributions	(29,188)	(43,108)
Deferred revenue	22,281	(15,347)
Operating lease liability	(110,375)	(25,460)
Net Cash Provided by Operating Activities	212,917	431,521

Investing activities
Capitalization of trademark renewals	(13,278)	(6,020)
Purchase of property	-	(3,248)
Net Cash Used In Investing Activities	(13,278)	(9,268)

Financing activities
Loan proceeds	228,155	-
Cash distributions/dividends	(290,540)	(435,811)
Net Cash Used In Financing Activities	(62,385)	(435,811)

Net Increase/(Decrease) in Cash and Restricted Cash	137,254	(13,558)
Cash and Restricted Cash - Beginning of Period	1,495,669	1,509,227
Cash and Restricted Cash - End of Period	$1,632,923	$1,495,669

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$36,012	$3,050
Non cash operating activities:
Tenant improvement allowance	$-	$21,203

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 1 – Nature of Operations

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2020, the Company had 72 franchise units and 7 licensed units in operation in 22 states and the United Arab Emirates. There is 1 unit under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2020 and 2019, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed.

Although the COVID-19 pandemic has caused significant disruption to our industry, the Company has been able to recover much quicker than expected and 2020 total revenues, excluding marketing were 81.6% of fiscal 2019 total revenues, excluding marketing. Management reviewed and updated the qualitative assessment conducted during the first quarter 2020 and at year end and does not believe that any impairment exists at November 30, 2020.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2018	$1,493,771	$459,637	$9,742	$1,963,150
Additions	-	1,808	4,212	6,020
Amortization expense	-	-	(1,329)	(1,329)
Net Balance as of November 30, 2019	$1,493,771	$461,445	$12,625	$1,967,841
Additions	-	-	13,278	13,278
Amortization expense	-	-	(2,196)	(2,196)
Net Balance as of November 30, 2020	$1,493,771	$461,445	$23,707	$1,978,923

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $25,000 and $62,000 in 2020 and 2019, respectively.

Income Taxes

The Company accounts for income taxes in accordance with FASB Topic 40. Deferred tax assets and liabilities are classified as noncurrent on the balance sheet. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The benefits from net operating losses carried forward may be impaired or limited in certain circumstances. In addition, a valuation allowance can be provided for deferred tax assets when it is more likely than not that all or some portion of the deferred tax asset will not be realized.

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2020 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2020 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return under Inc. for the years ending November 30, 2017, 2018 and 2019 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

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

The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2022.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2020 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment and an international segment. The international segment operations are immaterial.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2020 and November 30, 2019 were as follows:

	November 30, 2020	November 30, 2019
Cash and cash equivalents	$1,236,081	$1,095,235
Restricted cash	396,842	400,434
Total cash and restricted cash	$1,632,923	$1,495,669

Earnings Per Share

The Company computes earnings per share (“EPS”) under ASC 260 “Earnings per Share.” Basic net earnings are divided by the weighted average number of common shares outstanding during the year to calculate basic net earnings per common share. Diluted net earnings per common share are calculated to give effect to the potential dilution that could occur if options or other contracts to issue common stock were exercised and resulted in the issuance of additional common shares. There are currently no stock options issued or outstanding.

	2020	2019
Numerator:
Net income available to common shareholders	$(66,171)	$449,093

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$(0.01)	$0.06

At November 30, 2020 and 2019, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

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

Under the terms of our franchise agreements, the Company typically promises to provide franchise rights, pre-opening services such as blueprints, operational materials, planning and functional training courses, and ongoing services, such as management of the marketing fund. The Company considers certain pre-opening activities and the franchise rights and related ongoing services to represent two separate performance obligations. The franchise fee revenue has been allocated to the two separate performance obligations using a residual approach. The Company has estimated the value of performance obligations related to certain pre-opening activities deemed to be distinct based on cost plus an applicable margin, and assigned the remaining amount of the initial franchise fee to the franchise rights and ongoing services. Revenue allocated to preopening activities is recognized when (or as) these services are performed. Revenue allocated to franchise rights and ongoing services is deferred until the store opens, and recognized on a straight line basis over the duration of the agreement, as this ensures that revenue recognition aligns with the customer’s access to the franchise right.

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

Royalty revenue is recognized during the respective franchise agreement based on the royalties earned each period as the underlying franchise store sales occur.

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

November 30, 2020 and 2019

Note 2 – Summary of Significant Accounting Policies (continued)

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 3 – Revenue Recognition

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2020 and 2019:

	For year ended November 30, 2020	For year ended November 30, 2019

Revenue recognized at a point in time
Sign Shop revenue	$2,697	$2,409
Settlement revenue	33,553	80,307
Total revenue at a point in time	36,250	82,716
Revenue recognized over time
Royalty revenue	1,379,153	1,645,639
Franchise fees	21,955	33,817
License fees	29,354	19,875
Gift card revenue	4,472	4,494
Nontraditional revenue	228,690	295,208
Marketing fund revenue	671,659	987,943
Total revenue over time	2,335,283	2,986,976
Grand total	$2,371,533	$3,069,692

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	November 30, 2020	November 30, 2019

Liabilities
Contract liabilities - current	599,965	622,724
Contract liabilities - long-term	97,798	80,110
Total Contract Liabilities	$697,763	$702,834

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Contract balances (continued)

	2020	2019

Contract Liabilities at beginning of period	$702,834	$754,542

Revenue Recognized during period	(780,834)	(1,141,617)
Additions during period	775,869	1,089,909
Contracts at end of period	$697,869	$702,834

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2021	$57,028
2022	$21,631
2023	$16,937
2024	$14,806
2025	$11,044
Thereafter	$41,380
Total	$162,826

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 4 – Units Open, Licensed and Under Development

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2020	2019
Stores open:
Franchisee-owned stores	72	72
Licensed Units	7	7
	79	79

Unopened stores with Franchise
Agreements	1	2

Total operating units and units
with Franchise Agreements	80	81

Note 5 – Income Taxes

The components of the Company’s provision for income taxes are as follows:

	2020	2019
Current
Federal	$-	$(17,181)
State	15,000	(5,819)
Deferred	284,940	48,000
Total	$299,940	$25,000

The decrease in the net deferred tax asset was due to a change in the actual and expected use of net operating losses, (“NOL’s”) that will be expiring in 2021 through 2029. The reduction in current tax expense in 2020 and 2019 relates to the utilization of NOL’s.

The effective tax rate used to compute income tax expense and deferred tax assets and liabilities is a federal rate of 21% and a state rate of 7.11%, net of the federal tax effect.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2020	2019

Federal income tax provision computed at federal statutory rate	$49,091	$99,560
State income taxes, net of federal tax provision	16,620	33,708
Change in valuation allowance, utilization of NOL's and expected future use of NOL's and other adjustments	234,229	(108,268)
Income Tax Provision	$299,940	$25,000

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 5 – Income Taxes (continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2020	2019
Deferred revenue	$45,771	$39,507
Marketing Fund net contributions	111,552	112,562
Allowance for doubtful accounts and notes receivable	5,103	6,969
Accrued expenses	49,176	44,582
Operating lease liability	100,983	126,883
Net operating loss carryforwards	159,567	475,380
Valuation allowance	-	(28,500)
Total Deferred Income Tax Asset	$472,152	$777,383

Depreciation and amortization	$(471,895)	$(469,396)
Right of use lease asset	(85,197)	(107,987)
Total Deferred Income Tax Liabilities	$(557,092)	$(577,383)

Total Net Deferred Tax (Liability)/Asset	$(84,940)	$200,000

As of November 30, 2020 the Company has estimated realizable net operating loss carryforwards of approximately $756,000 expiring between 2021 and 2029 for U.S. federal income tax purposes. There are no remaining net operating loss carryforwards to be utilized for state taxes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. There is no valuation allowance established for 2020 because it is expected that the NOLs will be utilized. A valuation allowance was established in 2019 for $29,000 for the portion of the deferred tax benefit related to loss carryforwards that were more likely than not to be realized.

The Company’s income tax returns, which are filed as a consolidated return under Inc. for the years ending November 30, 2017, 2018 and 2019 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

Due to the impact of the COVID-19 pandemic, the Company suspended dividends for the third and fourth quarters of fiscal 2020. Future cash distributions/dividends will be considered after reviewing profitability expectations and financing needs for fiscal 2021. On January 27, 2021, the Board of Directors declared a $0.01 dividend payable February 2021. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis.

On December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 9, 2020 and a $0.01 cash dividend was declared on March 4, 2020 and paid April 8, 2020. On December 6, 2018 a $0.01 quarterly and a $0.02 special cash distribution/dividend was declared and paid on January 11, 2019. A $0.01 quarterly cash distribution/dividend was declared on March 13, June 5, and September 5, 2019, paid April18, July 10 and October 8, 2019, respectively.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 6 – Stockholders’ Equity (continued)

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

Note 7 – Recent Accounting Pronouncement

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 7 – Recent Accounting Pronouncement (continued)

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2022.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2020 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2020 and 2019 were $88,600 and $83,800, respectively. At November 30, 2020, the remaining lease term was 40 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2020, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2021	113,024
2022	115,673
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	387,196

Present Value Discount	(27,953)
Present Value	$359,243

Short-term lease liability	$99,149
Long-term lease liability	260,094
Total Operating Lease Liability	$359,243

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 9 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2020 and 2019 the Company’s employer match was $34,000 and $40,000, respectively. There were no Company discretionary contributions in 2020 or 2019.

Note 10 – Payroll Protection Program Loan

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

Under the terms of the CARES Act, PPP Loan participants can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Under the terms of the PPP, PPP loans and accrued interest are forgivable between eight weeks and twenty-four weeks, as long as the borrower uses the loan proceeds for eligible purposes, including payroll, benefits, rent and utilities, and maintains its payroll levels. The amount of loan forgiveness will be reduced if the borrower terminates employees or reduces salaries during the eight week period. BAB has used the loan proceeds for purposes consistent with the PPP, and had anticipated that all or a majority of the loan amount would be forgiven.

On December 9, 2020 the PPP loan in the amount of $228,155 and related accrued interest was forgiven by the Small Business Administration (“SBA”). The amount forgiven will be recognized as a gain upon debt extinguishment during the quarter ended February 28, 2021.

Note 11 – Contingencies

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2020 and 2019

Note 12 – Uncertainties and COVID-19

The COVID-19 pandemic outbreak in the United States has resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues with a significant impact in April and May. Management believes that the disruption in customer traffic is temporary and as of the end of August 2020, most states have opened up or are opening up for limited indoor and outdoor dining.

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

While the COVID-19 pandemic has created challenges for restaurants around the country, we are proud of the work our franchisees have put in to adapt to changing regulations and government mandates. As states begin to open up and ease restrictions we have seen franchise locations total royalty revenue rebound from down approximately 60.7% in April 2020 compared to 2019 to down approximately 9.5% in November 2020 compared to 2019. We are continuing to evaluate the effects of the COVID-19 pandemic outbreak on our operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2020 and 2019, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2020.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2020.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	64	Chief Executive Officer, President and Director
Michael K. Murtaugh	76	Vice President, General Counsel, Secretary and Director
Geraldine Conn	69	Chief Financial Officer and Treasurer
Steven G. Feldman	64	Director
James A. Lentz	73	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2020 and 2019 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)	Total ($)
Michael W. Evans	2020	207,887	-	-	-	-	-	8,316	216,203
President and CEO	2019	207,887	27,000	-	-	-	-	9,395	244,282

Michael K. Murtaugh	2020	149,671	-	-	-	-	-	5,238	154,909
Vice President and General Counsel	2019	149,671	19,440	-	-	-	-	5,918	175,029

Geraldine Conn	2020	110,046	-	-	-	-	-	4,406	114,452
Chief Financial Officer	2019	107,908	6,375	-	-	-	-	4,571	118,854

In fiscal 2020 bonuses were earned and waived in full by Mr Evans and Mr. Murtaugh. In fiscal 2019 bonuses were earned and a portion was paid and a portion waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds.

(1)	401(k) matching funds:
2020 M. Evans $8,316; M. Murtaugh $5,238; G. Conn $4,406 2019 M. Evans $9,395; M. Murtaugh $5,918; G. Conn $4,571

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2020:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2020:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2020

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	2,500	-	-	-	-	-	2,500

James Lentz	2,500	-	-	-	-	-	2,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 22, 2021 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 22, 2020 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,432,468 (1)	19.72

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300.28

Steven G. Feldman 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	10,000.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932.21

Camelot Event-Driven Fund Frank Funds 781 Crandon Blvd, Unit 602 Key Biscayne, FL 33149	479,411	6.6

Executive officers and directors as a group (5 persons)	2,445,754 (1)	33.67

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2020 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2020 and 2019 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $54,600 and $59,400 for fiscal 2020 and 2019, respectively.

Tax compliance services provided by Sassetti LLC were $11,200 for fiscal 2020 and 2019.

During the years ended November 30, 2020 and 2019, Sassetti LLC did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2020 and 2019 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2020 and 2019 are reported on by Sassetti LLC. These statements are prepared in accordance with United States GAAP.
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

Dated: February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 26, 2021
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2021
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2021
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 26, 2021
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 26, 2021
By /s/ James A. Lentz
James A. Lentz, Director