Form 10-Q
period 2021-02-28
BAB, INC.
filed 2021-04-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2021
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of April 14, 2021 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2021	November 30, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,332,529	$1,236,081
Restricted cash	389,721	396,842
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $16,743 in 2021 and $18,152 in 2020 )	62,773	62,969
Marketing fund contributions receivable from franchisees and stores	18,424	17,544
Prepaid expenses and other current assets	87,257	96,723
Total Current Assets	1,890,704	1,810,159

Property, plant and equipment (net of accumulated depreciation of $157,504 in 2021 and $157,118 in 2020)	1,910	2,296
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $128,301 in 2021 and $127,474 in 2020)	22,880	23,707
Operating lease right of use	282,143	303,084
Total Noncurrent Assets	2,262,149	2,284,303
Total Assets	$4,152,853	$4,094,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,293	$10,279
Accrued expenses and other current liabilities	322,510	288,888
Unexpended marketing fund contributions	406,659	387,117
Deferred franchise fee revenue	42,460	33,957
Deferred licensing revenue	23,572	31,071
Current portion operating lease liability	100,937	99,149
Payroll Protection Program loan	-	228,155
Total Current Liabilities	900,431	1,078,616

Long-term Liabilities (net of current portion)
Operating lease liability	234,047	260,094
Deferred franchise revenue	75,836	93,929
Deferred tax liability	105,940	84,940
Deferred licensing revenue	2,976	3,869
Total Long-term Liabilities	418,799	442,832

Total Liabilities	$1,319,230	$1,521,448

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2021 and November 30, 2020	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2021 and November 30, 2020	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2021 and November 30, 2020	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,438,887)	(11,699,496)
Total Stockholders' Equity	2,833,623	2,573,014
Total Liabilities and Stockholders' Equity	$4,152,853	$4,094,462

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	February 28, 2021	February 29, 2020
REVENUES
Royalty fees from franchised stores	$346,660	$387,339
Franchise Fees	16,839	3,650
Licensing fees and other income	157,930	77,174
Marketing fund revenue	201,476	227,521

Total Revenues	722,905	695,684

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	209,770	230,405
Occupancy	34,706	33,678
Advertising and promotion	1,568	13,910
Professional service fees	58,037	49,117
Travel	1,027	7,999
Employee benefit expenses	37,998	37,190
Depreciation and amortization	1,214	740
Marketing fund expenses	201,476	227,521
Other	40,142	37,034
Total Operating Expenses	585,938	637,594
Income from operations	136,967	58,090
Interest income	123	104
Loan forgiveness	228,155	-
Income before provision for income taxes	365,245	58,194
Provision for income taxes
Current tax expense	11,000	15,000
Deferred tax expense	21,000	-
Total Tax Provision	32,000	15,000

Net Income	$333,245	$43,194

Net Income per share - Basic and Diluted	$0.05	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2021 and February 29, 2020

(Unaudited)

	February 28, 2021	February 29, 2020
Operating activities
Net Income	$333,245	$43,194
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,213	740
Deferred tax expense	21,000	-
Provision for uncollectible accounts, net of recoveries	(609)	(2,646)
Noncash lease expense	24,827	35,094
Loan forgiveness	(228,155)	-
Changes in:
Trade accounts receivable and notes receivable	26,588	(7,511)
Marketing fund contributions receivable	(880)	(2,613)
Prepaid expenses and other	9,466	10,740
Accounts payable	(5,986)	1,040
Accrued liabilities	33,621	(3,189)
Unexpended marketing fund contributions	(6,241)	(11,458)
Deferred revenue	(17,981)	14,465
Operating lease liability	(28,145)	(27,483)
Net Cash Provided by Operating Activities	161,963	50,373

Investing activities
Capitalization of trademark renewals	-	(1,525)
Net Cash Used In Investing Activities	-	(1,525)

Financing activities
Cash distributions/dividends	(72,636)	(217,906)
Net Cash Used In Financing Activities	(72,636)	(217,906)

Net Increase/(Decrease) in Cash and Restricted Cash	89,327	(169,058)
Cash and Restricted Cash - Beginning of Period	1,632,923	1,495,669
Cash and Restricted Cash - End of Period	$1,722,250	$1,326,611

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,700	$-

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 28, 2021 and February 29, 2020

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 28, 2021, the Company had 71 franchise units and 3 licensed units in operation in 21 states. There is 1 unit under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under a licensing agreement with Green Beans Coffee.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2020 which was filed February 26, 2021.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

2. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2023. The Company will adopt ASU 2019-13 for fiscal year ending November 30, 2024 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2020, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2022 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 28, 2021 and February 29, 2020 were as follows:

	February 28, 2021	February 29, 2020

Cash and cash equivalents	$1,332,529	$939,402
Restricted cash	389,721	387,209
Total cash and restricted cash	$1,722,250	$1,326,611

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

3. Revenue Recognition (continued)

Franchise and related revenue (continued)

Under the terms of our franchise agreements, the Company typically promises to provide franchise rights, pre-opening services such as blueprints, operational materials, planning and functional training courses, and ongoing services, such as management of the marketing fund. The Company considers certain pre-opening activities and the franchise rights and related ongoing services to represent two separate performance obligations. The franchise fee revenue has been allocated to the two separate performance obligations using a residual approach. The Company has estimated the value of performance obligations related to certain pre-opening activities deemed to be distinct based on cost plus an applicable margin, and assigned the remaining amount of the initial franchise fee to the franchise rights and ongoing services. Revenue allocated to preopening activities is recognized when (or as) these services are performed. Revenue allocated to franchise rights and ongoing services is deferred until the store opens, and recognized on a straight-line basis over the duration of the agreement, as this ensures that revenue recognition aligns with the customer’s access to the franchise right.

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

There are two items involving revenue recognition of contracts that require us to make subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated stand-alone selling price of each obligation. In instances where our contract includes significant customization or modification services, the customization and modification services are generally combined and recorded as one distinct performance obligation.

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months ended February 28, 2021and February 29, 2020:

	For three months ended February 28, 2021	For three months ended February 29, 2020

Revenue recognized at a point in time
Sign Shop revenue	$3,002	$909
Settlement revenue	95,307	631
Total revenue at a point in time	98,309	1,540
Revenue recognized over time
Royalty revenue	346,660	387,339
Franchise fees	16,839	3,650
License fees	6,750	9,041
Gift card revenue	1,561	2,451
Nontraditional revenue	51,310	64,142
Marketing fund revenue	201,476	227,521
Total revenue over time	624,596	694,144
Grand total	$722,905	$695,684

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	For the Three Months Ended February 28, 2021	Fiscal Year to Date November 30, 2020
Liabilities
Contract liabilities - current	$615,804	$599,965
Contract liabilities - long-term	95,334	97,798
Total Contract Liabilities	$711,138	$697,763

	For the Three Months Ended February 28, 2021	Fiscal Year to Date November 30, 2020
Contract Liabilities at beginning of period	$697,763	$702,834

Revenue Recognized during period	(235,660)	(780,940)
Additions during period	249,035	775,869
Contract Liabilities at end of period	$711,138	$697,763

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

(a)	2021	$45,647
	2022	$20,281
	2023	$15,837
	2024	$13,706
	2025	$13,540
	Thereafter	$35,833
	Total	$144,844

(a) represents the estimate for the remainder of 2021

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

4. Units Open and Under Development

Units which are open or under development at February 28, 2021 are as follows:

	February 28, 2021	February 29, 2020
Stores open:
Franchisee-owned stores	71	73
Licensed Units	3	7
	74	80

Unopened stores with Franchise Agreements	1	2

Total operating units and units with Franchise Agreements	75	82

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2021	February 29, 2020
Numerator:
Net income available to common shareholders	$333,245	$43,194

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.05	$0.01

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2021 and February 29, 2020, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the COVID-19 pandemic has caused significant disruption to our industry, the Company has been able to recover much quicker than expected and 2020 royalty revenues were 83.7% of fiscal 2019 royalty revenues. We find the same trend in 2021 with royalty revenue down 10.5% (which included 2020 leap year day and 2021 harsher winter weather in the Midwest). Management reviewed and updated the qualitative assessment for the first quarter 2021 and does not believe that any impairment exists at February 28, 2021.

6. Goodwill and Other Intangible Assets (continued)

After reviewing the changes to the Company’s operations and overall business environment during the first quarter 2021, management believes that the decrease in sales is temporary and has determined that the carrying value of goodwill was not impaired at February 28, 2021, and was not considered necessary. In addition, the overall fair market value of the Company exceeds the book value of intangibles and goodwill as of February 28, 2021.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 28, 2021 the remaining lease term was 37 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of February 28, 2021 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2021	$84,878
2022	115,673
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	$359,050

Present Value Discount	(24,066)
Present Value	$334,984

Short-term lease liability	$100,937
Long-term lease liability	234,047
Total Operating Lease Liability	$334,984

8. Payroll Protection Program Loan

On May 1, 2020, BAB Systems, Inc. received loan proceeds of $228,155 from Lake Forest Bank and Trust Company, N.A., pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

On December 9, 2020 the PPP loan in the amount of $228,155 and related accrued interest was forgiven by the Small Business Administration (“SBA”). The amount forgiven is recognized as loan forgiveness income during this quarter, ended February 28, 2021.

9. Income Taxes

On December 9, 2020 the Payroll Protection Program loan was forgiven by the Small Business Administration (“SBA”). Among other provisions, the CARES Act eliminated federal tax on the forgiveness of the SBA loan. States were allowed to determine whether they would follow the federal government forgiveness. Illinois has adopted the federal government forgiveness program.

In fiscal 2021, the Company’s income included the $228,000 of forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the customary effective tax rate used to compute income tax expense at the federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect.

10. Stockholder’s Equity

On March 17, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of April 1, 2021, to be paid April 22, 2021. On January 27, 2021 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share to stockholders of record as of February 10, 2021 and paid February 24, 2021.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same. On May 22, 2017 an amendment was filed extending the final expiration date to mean the seventh anniversary date of the original agreement. All other original rights and provisions remain the same. On February 22, 2019 an amendment was filed extending the final expiration date to mean the ninth anniversary date of the original agreement. All other original rights and provisions remain the same. On March 4, 2021 an amendment was filed extending the final expiration date to mean the eleventh anniversary date of the original agreement. All other original rights and provisions remain the same.

11. Uncertainties and COVID-19

The COVID-19 outbreak in the United States during 2020 resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues with a significant impact in April and May 2020. Through the year end 2020 and the end of our first quarter, February 28, 2021 franchise sales continued to increase as more on-line and delivery tools were utilized.

While the Coronavirus pandemic has created challenges for restaurants around the country, our franchisees have done what we believe is an excellent job adapting to the changing regulations and government mandates through the last 12 months. In 2021 states have begun to open up and ease restrictions with varying degrees by state. In the first quarter of 2021 royalty revenues were down 10.5% compared to 2020. In the first quarter 2021 our franchisees sales were also affected by a harsh cold and snowy February for the midwestern states. We are continuing to evaluate the effects of the Coronavirus pandemic outbreak on our operations.

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

General

There are 71 franchised and 3 licensed units at February 28, 2021 compared to 73 franchised and 7 licensed units at February 29, 2020.  System-wide revenues for the three months ended February 28, 2021 were $7.3 million and February 29, 2020 was $8.1 million.

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

There are two items involving revenue recognition of contracts that require us to make subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated stand-alone selling price of each obligation. In instances where our contract includes significant customization or modification services, the customization and modification services are generally combined and recorded as one distinct performance obligation.

The Company earns licensing fees from the sale of BAB branded products, which includes coffee, cream cheese, muffin mix and frozen bagels from a third-party commercial bakery, to the franchised and licensed units.

As of February 28, 2021, the Company employed 12 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2021 versus Three Months Ended February 29, 2020

For the three months ended February 28, 2021 and February 29, 2020, the Company reported net income of $333,000 and net income of $43,000, respectively. Total revenue of $723,000 increased $27,000, or 3.9%, for the three months ended February 28, 2021, as compared to total revenue of $696,000 for the three months ended February 29, 2020.

Royalty fee revenue of $347,000, for the quarter ended February 28, 2021, decreased $40,000, or 10.3%, from the $387,000 for quarter ended February 29, 2020. The primary reasons royalty revenue decreased was 2020 included one extra day for leap year, a harsher Midwest winter in February of 2021 and continued effects of states limiting in store dining and operating restrictions due to the Coronavirus pandemic.

Franchise fee revenues of $17,000, for the quarter ended February 28, 2021, increased $13,000, or 325.0%, from the $4,000 for the quarter ended February 29, 2020. One store closed in 2021 that resulted in $12,000 of franchise fees recognized. The $5,000 for 2021 and $4,000 for 2020 was amortization of franchise fees.

Licensing fee and other income of $158,000, for the quarter ended February 28, 2021, increased $81,000 or 105.2% from $77,000 for same quarter 2020. There was a $95,000 increase in settlement income and an increase in Sign Shop revenue of $2,000, offset by a decrease in nontraditional revenues of $13,000, a decrease of $2,000 in license fee revenue and a $1,000 decrease in gift card revenue in 2021 versus 2020.

Marketing Fund revenues of $201,000, for the quarter ended February 28, 2021, decreased $27,000, or 11.8%. The primary reasons Marketing Fund revenue decreased was 2020 included one extra day for leap year, a harsher Midwest winter in February of 2021 and continued effects of states limiting in store dining and operating restrictions due to the Coronavirus pandemic.

Total operating expenses of $586,000, for the quarter ended February 2021, decreased $52,000, or 8.2% from $638,000 for the quarter ended February 29, 2020. The decrease was primarily a related to a reduction in Marketing Fund expenses of $27,000, payroll expense reduction of $20,000, a $12,000 reduction in advertising and promotion and a $7,000 decrease in travel, offset by an increase of $9,000 in legal and consulting, $3,000 increase in business insurance and a $2,000 increase in Sign Shop expenses in 2021 versus 2020. The Marketing Fund and travel expense decreases were primarily due to COVID-19 state restrictions.

On May 1, 2020 the Company received loan proceeds of $228,000 through the CARES act offered by the Treasury Department and Small Business Administration. On December 9, 2020 the Company was notified that the loan was forgiven in full, including any accrued interest. The cash received was used to pay employees, employee benefits, rent and utilities. On December 9, 2020, the SBA forgave the debt from the PPP loan and it is included in other income in the first quarter 2021.

For the three months ended February 28, 2021 the provision for income tax was $32,000, compared to a $15,000 income tax provision for the three months ending February 29, 2020.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended February 28, 2021 and February 29, 2020 was $.05 and $0.01 respectively.

Liquidity and Capital Resources

At February 28, 2021, the Company had working capital of $976,000 and unrestricted cash of $1,333,000. At February 29, 2020 the Company had working capital of $651,000 and unrestricted cash of $939,000.

During the three months ended February 28, 2021, the Company had net income of $333,000 and operating activities provided cash of $162,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2021 was depreciation and amortization of $1,000, deferred tax expense of $21,000 and noncash lease expense of $25,000, less PPP loan forgiveness of $228,000 and the provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $10,000. During the three months ended February 29, 2020, the Company had net income of $43,000 and operating activities provided cash of $50,000. The principal adjustments to reconcile net income to cash provided in operating activities for the three months ending February 29, 2020 was noncash lease expense of $35,000, depreciation and amortization of $1,000, less provision for uncollectible accounts of $3,000. In addition, changes in operating assets and liabilities decreased cash by $26,000.

The Company had no investing activities during the quarter ended February 28, 2021 and $2,000 of trademark capitalization for the same period 2020.

Cash distributions/dividends used $73,000 in financing activities in 2021 versus $218,000 of cash distributions/dividends for the same period 2020.

Cash Distribution and Dividend Policy

The Company will continue to monitor the impact of the Coronavirus Pandemic on its operations when determining the future cash distribution/dividend payments. Cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For fiscal 2021 a $0.01 cash distribution has been declared for the first and second quarters.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2021, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2021.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2020. The Company will adopt ASU 2019-13 for fiscal year ending November 30, 2022 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2024 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2020, filed with the Securities and Exchange Commission on February 26, 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2021 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amendment No. 5 to the Company’s Preferred Shares Rights Agreement dated May 6, 2013 was filed on March 8, 2021. The amendment revises the definition of “Final Expiration Date” to mean the eleventh anniversary of the date of the Preferred Shares Rights Agreement.

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION

3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)

4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)

4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)

4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)

4.5	Preferred Shares Rights Agreement Amendment No. 4 (See Form 8-K filed February 22, 2019)

4.6	Preferred Shares Rights Agreement Amendment No. 5 (See Form 8-K filed March 8, 2021)

21.1	List of Subsidiaries of the Company

31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002

32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Labels

101.PRE	XBRL Taxonomy Extension Presentation

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 14, 2021	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer