Form 10-Q
period 2021-05-31
BAB, INC.
filed 2021-07-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2021
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BABB	OTCQB

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by checkmark whether the registrant is a large accelerated filer, accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☐     Smaller reporting company ☒    Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of July 14, 2021 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2021	November 30, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,360,173	$1,236,081
Restricted cash	461,120	396,842
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $16,126 in 2021 and $18,152 in 2020 )	65,214	62,969
Marketing fund contributions receivable from franchisees and stores	24,412	17,544
Prepaid expenses and other current assets	68,363	96,723
Total Current Assets	1,979,282	1,810,159

Property, plant and equipment (net of accumulated depreciation of $157,892 in 2021 and $157,118 in 2020)	1,522	2,296
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $129,033 in 2021 and $127,474 in 2020)	22,148	23,707
Operating lease right of use	260,925	303,084
Total Noncurrent Assets	2,239,811	2,284,303
Total Assets	$4,219,093	$4,094,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$10,015	$10,279
Accrued expenses and other current liabilities	282,973	288,888
Unexpended marketing fund contributions	483,045	387,117
Deferred franchise fee revenue	32,287	33,957
Deferred licensing revenue	16,071	31,071
Current portion operating lease liability	102,740	99,149
Payroll Protection Program loan	-	228,155
Total Current Liabilities	927,131	1,078,616

Long-term Liabilities (net of current portion)
Operating lease liability	207,709	260,094
Deferred franchise revenue	100,462	93,929
Deferred tax liability	133,940	84,940
Deferred licensing revenue	2,084	3,869
Total Long-term Liabilities	444,195	442,832

Total Liabilities	$1,371,326	$1,521,448

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2021 and November 30, 2020	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2021 and November 30, 2020	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2021 and November 30, 2020	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,424,743)	(11,699,496)
Total Stockholders' Equity	2,847,767	2,573,014
Total Liabilities and Stockholders' Equity	$4,219,093	$4,094,462

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Months Ended May 31, 2021 and May 31, 2020

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2021	2020	2021	2020
REVENUES
Royalty fees from franchised stores	$420,726	$238,491	$767,386	$625,830
Franchise Fees	9,172	3,874	26,011	7,524
Licensing fees and other income	68,435	62,424	226,365	139,598
Marketing fund revenue	250,486	47,031	451,962	274,552

Total Revenues	748,819	351,820	1,471,724	1,047,504

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	230,725	219,112	440,495	449,517
Occupancy	34,644	34,674	69,350	68,352
Advertising and promotion	1,619	7,734	3,187	21,644
Professional service fees	22,353	30,412	80,390	79,529
Travel	365	1,510	1,392	9,509
Employee benefit expenses	31,896	37,006	69,894	74,196
Depreciation and amortization	1,119	774	2,333	1,514
Marketing fund expenses	250,486	47,031	451,962	274,552
Other	53,444	45,224	93,586	82,258
Total Operating Expenses	626,651	423,477	1,212,589	1,061,071
Income/(Loss)/ from operations	122,168	(71,657)	259,135	(13,567)
Interest income	111	97	234	201
Loan forgiveness	-	-	228,155	-
Income/(Loss) before provision for income taxes	122,279	(71,560)	487,524	(13,366)
Provision for income taxes
Current tax expense	7,500	-	18,500	15,000
Deferred tax	28,000	-	49,000	-
Net Income/(Loss)	$86,779	$(71,560)	$420,024	$(28,366)

Net Income/(Loss) per share - Basic and Diluted	$0.01	$(0.01)	$0.06	$(0.00)

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.02	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months Ended May 31, 2021 and May 31, 2020

(Unaudited)

	May 31, 2021	May 31, 2020
Operating activities
Net Income/(Loss)	$420,024	$(28,366)
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	2,333	1,514
Deferred tax expense	49,000	-
Provision for uncollectible accounts, net of recoveries	(1,226)	(3,871)
Noncash lease expense	49,656	49,656
Loan forgiveness	(228,155)	-
Changes in:
Trade accounts receivable and notes receivable	(1,019)	21,599
Marketing fund contributions receivable	(6,868)	17,219
Prepaid expenses and other	28,360	25,300
Accounts payable	(264)	2,453
Accrued liabilities	(5,916)	(96,004)
Unexpended marketing fund contributions	95,928	(149,272)
Deferred revenue	(11,921)	5,197
Operating lease liability	(56,291)	-
Net Cash Provided by/(Used in) Operating Activities	333,641	(154,575)

Investing activities
Capitalization of trademark renewals	-	(2,590)
Net Cash Used In Investing Activities	-	(2,590)

Financing activities
Loan proceeds	-	228,155
Cash distributions/dividends	(145,271)	(290,540)
Net Cash Used In Financing Activities	(145,271)	(62,385)

Net Increase/(Decrease) in Cash and Restricted Cash	188,370	(219,550)
Cash and Restricted Cash - Beginning of Period	1,632,923	1,495,669
Cash and Restricted Cash - End of Period	$1,821,293	$1,276,119

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,700	$35,262

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Six Ended May 31, 2021 and May 31, 2020

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2021, the Company had 70 franchise units and 3 licensed units in operation in 20 states. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2021 and May 31, 2020 were as follows:

	May 31, 2021	May 31, 2020

Cash and cash equivalents	$1,360,173	$1,006,891
Restricted cash	461,120	269,228
Total cash and restricted cash	$1,821,293	$1,276,119

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the six months ended May 31, 2021 and May 31, 2020:

	For three months ended May 31, 2021	For three months ended May 31, 2020	For six months ended May 31, 2021	For six months ended May 31 2020

Revenue recognized at a point in time
Sign Shop revenue	$3,617	$237	$6,619	$1,146
Settlement revenue	-	1,505	95,308	2,136
Total revenue at a point in time	3,617	1,742	101,927	3,282
Revenue recognized over time
Royalty revenue	420,726	238,491	767,386	625,830
Franchise fees	9,172	3,874	26,011	7,524
License fees	1,375	8,250	8,125	17,291
Gift card revenue	1,396	1,378	2,956	3,828
Nontraditional revenue	62,047	51,054	113,357	115,197
Marketing fund revenue	250,486	47,031	451,962	274,552
Total revenue over time	745,202	350,078	1,369,797	1,044,222
Grand total	$748,819	$351,820	$1,471,724	$1,047,504

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	May 31, 2021	November 30, 2020

Liabilities
Contract liabilities - current	$721,032	$599,965
Contract liabilities - long-term	102,546	97,798
Total Contract Liabilities	$823,578	$697,763

	For the Six Months Ended May 31, 2021	Fiscal Year to Date November 30, 2020

Contract Liabilities at beginning of period	$697,763	$702,834

Revenue Recognized during period	(388,032)	(780,940)
Additions during period	513,847	775,869
Contracts at end of period	$823,578	$697,763

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

(a)	2021	$33,183
	2022	$25,431
	2023	$16,873
	2024	$15,206
	2025	$15,039
	Thereafter	$45,172
	Total	$150,904

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

4. Units Open and Under Development

Units which are open or under development at May 31, 2021 are as follows:

	May 31, 2021	May 31, 2020
Stores open:
Franchisee-owned stores	70	72
Licensed Units	3	7
	73	79

Unopened stores with Franchise
Agreements	2	2

Total operating units and units with Franchise Agreements	75	81

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2021	May 31, 2020	May 31, 2021	May 31, 2020
Numerator:
Net (loss)/income available to common shareholders	$86,779	$(71,560)	$420,024	$(28,366)

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
(Loss)/Earnings per Share - Basic	$0.01	$(0.01)	$0.06	$(0.00)

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

Although the COVID-19 pandemic has caused significant disruption to our industry, the Company has been able to recover much quicker than expected and 2020 royalty revenues were 83.7% of fiscal 2019 royalty revenues. We find the same trend in 2021 with royalty revenue down 3.2% compared to 2019 royalty revenue. Management reviewed and updated the qualitative assessment for the second quarter 2021 and does not believe that any impairment exists at May 31, 2021.

6. Goodwill and Other Intangible Assets (continued)

After reviewing the changes to the Company’s operations and overall business environment during the first quarter 2021, management believes that the decrease in sales is temporary and has determined that the carrying value of goodwill was not impaired at May 31, 2021, and was not considered necessary. In addition, the overall fair market value of the Company exceeds the book value of intangibles and goodwill as of May 31, 2021.

7. Lease Commitments

The Company rents its office under an operating lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. A lease was signed in June of 2018, effective October 1, 2018, expiring on March 31, 2024 with an option to renew for a 5-year period. A six-month rent abatement and tenant allowance was provided in the lease, with any unused portion to be applied to base rent. The unused portion was determined to be $21,300. The renewal option has not been included in the measurement of the lease liability.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2021 the remaining lease term was 34 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of May 31, 2021 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2021	$56,733
2022	115,673
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	330,905

Present Value Discount	(20,456)
Present Value	$310,449

Short-term lease liability	$102,740
Long-term lease liability	207,709
Total Operating Lease Liability	$310,449

8. Payroll Protection Program Loan

On May 1, 2020, BAB Systems, Inc. received loan proceeds of $228,155 from Lake Forest Bank and Trust Company, N.A., pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

On December 9, 2020 the PPP loan in the amount of $228,155 and related accrued interest was forgiven by the Small Business Administration (“SBA”). The amount forgiven is recognized as loan forgiveness income during the first quarter, ended February 28, 2021.

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

10. Stockholder’s Equity

On June 3, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of June 21, 2021, paid July 12, 2021. On March 17, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of April 1, 2021, paid April 22, 2021. On January 27, 2021 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share to stockholders of record as of February 10, 2021 and paid February 24, 2021.

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

11. Uncertainties and COVID-19

The COVID-19 outbreak in the United States during 2020 resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues with a significant impact in April and May 2020. Through the year end 2020 and the end of our first six months, May 31, 2021, franchise sales have continued to increase as in store dining opened and franchisees continued to utilize more on-line and delivery tools.

While the Coronavirus pandemic has created challenges for restaurants around the country, our franchisees have done what we believe is an excellent job adapting to the changing regulations and government mandates through the last 18 months. In 2021 states have begun to open up and ease restrictions with varying degrees by state. In the first six months of 2021 royalty revenues increased 22.6% compared to 2020. We are continuing to evaluate the effects of the Coronavirus pandemic outbreak on our operations.

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

General

There are 70 franchised and 3 licensed units at May 31, 2021 compared to 72 franchised and 7 licensed units at May 31, 2020.  System-wide revenues for the three months ended May 31, 2021 were $15.6 million and May 31, 2020 was $12.7 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee), and through nontraditional channels of distribution.

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

As of May 31, 2021, the Company employed 12 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2021 versus Three Months Ended May 31, 2020

For the three months ended May 31, 2021 and May 31, 2020, the Company reported net income of $87,000 and a net loss of $72,000, respectively. Total revenue of $749,000 increased $397,000, or 112.8%, for the three months ended May 31, 2021, as compared to total revenue of $352,000 for the three months ended May 31, 2020.

Royalty fee revenue of $421,000, for the quarter ended May 31, 2021, increased $182,000, or 76.2%, from the $239,000 for quarter ended May 31, 2020.  In mid to late March of 2020 because of COVID-19 most restaurants closed temporarily with many state-imposed restrictions during the months to follow in 2020 and early 2021.  The primary reason royalty revenue increased in 2021 was because stores had begun to reopen from the prior year.  During the Pandemic, they had developed and incorporated on-line order, delivery and curb-side pickup systems, which continued to support sales into 2021.  These systems were not yet fully utilized during the second quarter of 2020.

Franchise fee revenues of $9,000, for the quarter ended May 31, 2021, increased $5,000, or 125.0%, from the $4,000 for the quarter ended May 31, 2020. In 2021 there was one transfer for $5,000 in franchise fee revenue versus no transfers in same period 2020.

Licensing fee and other income of $68,000, for the quarter ended May 31, 2021, increased $6,000 or 9.7% from $62,000 for same quarter 2020. There was an $11,000 increase in nontraditional and a $3,000 increase in Sign Shop revenue, offset by a decrease of $8,000 in license fees and settlement revenue in 2021 versus 2020.

Marketing Fund revenues of $251,000, for the quarter ended May 31, 2021, increased $204,000, or 434.0%. The primary reason Marketing Fund revenue increased in 2021 is fees were assessed as usual in 2021, versus fees were waived to assist franchisees during COVID-19 from mid-March through the end of May 2020.

Total operating expenses of $627,000, for the quarter ended May 31, 2021, increased $204,000, or 48.0% from $423,000 for the quarter ended May 31, 2020. The increase was primarily related to an increase in Marketing Fund expenses of $204,000, payroll expenses increased $12,000 because salary cuts and furloughs occurred in April 2020 and salaries were at pre-COVID amounts in 2021, business insurance increased $3,000, Sign Shop cost of goods increased $3,000 and other general expenses of $7,000 increased in 2021 compared to 2020. These increases were offset by a decrease in professional fees of $12,000, a decrease in advertising of $6,000, employee benefits of $5,000 and travel of $2,000 in 2021 compared to 2020.

For the three months ended May 31, 2021 the provision for income tax was $35,000, compared to no income tax provision for the three months ending May 31, 2020.  In 2021 the deferred tax liability increased, due to the utilization and expiration of Federal NOL’s, increasing the tax provision in the second quarter 2021.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended May 31, 2021 and May 31, 2020 was $0.01 and negative $0.01 respectively.

Six Months Ended May 31, 2021 versus Six Months Ended May 31, 2020

For the six months ended May 31, 2021 and May 31, 2020, the Company reported net income of $420,000 and a net loss of $28,000, respectively. Total revenue of $1,472,000 increased $424,000, or 40.5%, for the six months ended May 31, 2021, as compared to total revenue of $1,048,000 for the six months ended May 31, 2020.

Royalty fee revenue of $767,000, for the six months ended May 31, 2021, increased $141,000, or 22.5%, from the $626,000 for six months ended May 31, 2020. The primary reason royalty revenue increased in 2021 was the effects of restaurants being closed and restricted services in mid-March through May 2020 due to COVID-19.

Franchise fee revenues of $26,000, for the six months ended May 31, 2021, increased $18,000, or 225.0%, from the $8,000 for the six months ended May 31, 2020. In 2021 a store closed that had not been fully amortized, resulting in $12,000 of franchise fees recognized. In 2021, there was one transfer for $5,000 compared to none in 2020 and $5,000 for 2021 and $4,000 for 2020 of franchise fee amortization.

Licensing fee and other income of $226,000, for the six months ended May 31, 2021, increased $86,000 or 61.4% from $140,000 for same period 2020. There was a $93,000 increase in settlement income and a $5,000 increase in Sign Shop revenue, offset by a $9,000 decrease in license fee and a $3,000 decrease in nontraditional revenue in 2021 compared to 2020.

Marketing Fund revenues of $452,000, for the six months ended May 31, 2021, increased $178,000, or 65.0% from $274,000. The primary reason Marketing Fund revenue increased was the six months of 2021 marketing fees were collected at their normal rate, while in 2020 marketing fees were waived to assist franchisees during COVID-19 from mid-March through the end of May 2020.

Total operating expenses of $1,213,000, for the six months ended May 31, 2021, increased $152,000, or 14.3% from $1,061,000 for the same period 2020.  The increase was primarily related to an increase in Marketing Fund expenses of $178,000, a $6,000 increase in business insurance, a $6,000 increase in annual meeting expense and a $5,000 increase in Sign Shop cost of goods sold in 2021 compared to 2020.  The increases were offset by decreases to payroll of $10,000 and a $5,000 decrease in employee benefits due to an employee retiring, a $19,000 decrease in advertising expense and a $9,000 decrease in travel expense, as a result of decreased travel during the Pandemic.

On May 1, 2020 the Company received loan proceeds of $228,000 through the CARES Act offered by the Treasury Department and Small Business Administration. On December 9, 2020 the Company was notified that the loan was forgiven in full, including any accrued interest. The cash received was used to pay employees, employee benefits, rent and utilities. On December 9, 2020, the SBA forgave the debt from the Payroll Protection Program loan and it is included in other income in 2021.

For the six months ended May 31, 2021 the provision for income tax was $67,000 compared to a $15,000 income tax provision for the six months ending May 31, 2020. The federal and state effective tax rate used to compute income tax expense is a federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect.

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

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2021 and May 31, 2020 was $.06 and $0.00 respectively.

Liquidity and Capital Resources

At May 31, 2021, the Company had working capital of $1,050,000 and unrestricted cash of $1,360,000. At May 31, 2020 the Company had working capital of $733,000 and unrestricted cash of $1,007,000.

During the six months ended May 31, 2021, the Company had net income of $420,000 and operating activities provided cash of $334,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2021 was depreciation and amortization of $2,000, deferred tax expense of $49,000 and noncash lease expense of $50,000, less PPP loan forgiveness of $228,000 and the recovery of uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $42,000. During the six months ended May 31, 2020, the Company had a net loss of $28,000 and operating activities used cash of $155,000. The principal adjustments to reconcile net income to cash provided in operating activities for the six months ending May 31, 2020 was noncash lease expense of $50,000, depreciation and amortization of $2,000, less provision for uncollectible accounts of $4,000. In addition, changes in operating assets and liabilities decreased cash by $174,000.

The Company had no investing activities during the quarter ended May 31, 2021 and $3,000 of trademark capitalization for the same period 2020.

Cash distributions/dividends used $145,000 in financing activities in 2021 versus $291,000 of cash distributions/dividends for the same period 2020. On May 1, 2020 the Company received loan proceeds of $228,000 through the CARES act offered by the Treasury Department and Small Business Administration.  The loan was forgiven in the first quarter of 2021.  See Note 8 for additional information.

Cash Distribution and Dividend Policy

The Company will continue to monitor the impact of the Coronavirus Pandemic on its operations when determining the future cash distribution/dividend payments. Cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For fiscal 2021 $0.01 cash distribution have been declared for the first and second quarters.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2021 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 14, 2021	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer