Form 10-Q
period 2021-08-31
BAB, INC.
filed 2021-10-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of October 14, 2021 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2021	November 30, 2020
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,457,922	$1,236,081
Restricted cash	549,585	396,842
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $15,501 in 2021 and $18,152 in 2020 )	78,382	62,969
Marketing fund contributions receivable from franchisees and stores	28,066	17,544
Prepaid expenses and other current assets	108,663	96,723
Total Current Assets	2,222,618	1,810,159

Property, plant and equipment (net of accumulated depreciation of $158,279 in 2021 and $157,118 in 2020)	1,135	2,296
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $130,019 in 2021 and $127,474 in 2020)	23,687	23,707
Operating lease right of use	239,428	303,084
Total Noncurrent Assets	2,219,466	2,284,303
Total Assets	$4,442,084	$4,094,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,744	$10,279
Accrued expenses and other current liabilities	322,990	288,888
Unexpended marketing fund contributions	574,833	387,117
Deferred franchise fee revenue	31,979	33,957
Deferred licensing revenue	11,405	31,071
Current portion operating lease liability	104,559	99,149
Payroll Protection Program loan	-	228,155
Total Current Liabilities	1,049,510	1,078,616

Long-term Liabilities (net of current portion)
Operating lease liability	181,075	260,094
Deferred franchise revenue	115,974	93,929
Deferred tax liability	186,440	84,940
Deferred licensing revenue	1,190	3,869
Total Long-term Liabilities	484,679	442,832

Total Liabilities	$1,534,189	$1,521,448

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2021 and November 30, 2020	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2021 and November 30, 2020	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2021 and November 30, 2020	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,364,615)	(11,699,496)
Total Stockholders' Equity	2,907,895	2,573,014
Total Liabilities and Stockholders' Equity	$4,442,084	$4,094,462

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Months Ended August 31, 2021 and August 31, 2020

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2021	2020	2021	2020
REVENUES
Royalty fees from franchised stores	$454,814	$375,282	$1,222,200	$1,001,112
Franchise Fees	4,274	4,874	30,285	12,398
Licensing fees and other income	66,052	71,541	292,417	211,139
Marketing fund revenue	263,613	172,723	715,575	447,275

Total Revenues	788,753	624,420	2,260,477	1,671,924

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	206,897	217,136	647,392	666,653
Occupancy	31,650	35,992	101,000	104,344
Advertising and promotion	6,999	2,610	10,186	24,254
Professional service fees	12,301	22,935	92,691	102,464
Travel	1,040	239	2,432	9,748
Employee benefit expenses	25,998	35,973	95,892	110,170
Depreciation and amortization	1,373	928	3,706	2,442
Marketing fund expenses	263,613	172,723	715,575	447,275
Other	40,698	32,364	134,284	114,621
Total Operating Expenses	590,569	520,900	1,803,158	1,581,971
Income from operations	198,184	103,520	457,319	89,953
Interest income	98	91	332	293
Loan forgiveness	-	-	228,155	-
Income before provision for income taxes	198,282	103,611	685,806	90,246
Provision for income taxes
Current tax expense	13,020	-	31,520	15,000
Deferred tax	52,500	-	101,500	-
Net Income	$132,762	$103,611	$552,786	$75,246

Net Income per share - Basic and Diluted	$0.02	$0.01	$0.08	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$-	$0.03	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months Ended August 31, 2021 and August 31, 2020

(Unaudited)

	August 31, 2021	August 31, 2020
Operating activities
Net Income	$552,786	$75,246
Adjustments to reconcile net income to cash flows provided by/(used in) operating activities:
Depreciation and amortization	3,706	2,442
Deferred tax expense	101,500	-
Provision for uncollectible accounts, net of recoveries	(1,851)	(7,540)
Noncash lease expense	74,483	74,484
Loan forgiveness	(228,155)	-
Changes in:
Trade accounts receivable and notes receivable	(13,562)	(8,136)
Marketing fund contributions receivable	(10,522)	(3,999)
Prepaid expenses and other	(11,940)	(11,229)
Accounts payable	(6,535)	5,905
Accrued liabilities	34,102	(84,717)
Unexpended marketing fund contributions	187,716	(99,812)
Deferred revenue	(2,278)	8,650
Operating lease liability	(84,436)	-
Net Cash Provided by/(Used in) Operating Activities	595,014	(48,706)

Investing activities
Capitalization of trademark renewals	(2,525)	(10,497)
Net Cash Used In Investing Activities	(2,525)	(10,497)

Financing activities
Loan proceeds	-	228,155
Cash distributions/dividends	(217,905)	(290,540)
Net Cash Used In Financing Activities	(217,905)	(62,385)

Net Increase/(Decrease) in Cash and Restricted Cash	374,584	(121,588)
Cash and Restricted Cash - Beginning of Period	1,632,923	1,495,669
Cash and Restricted Cash - End of Period	$2,007,507	$1,374,081

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,700	$36,012

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months and Nine Ended August 31, 2021 and August 31, 2020

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2021, the Company had 71 franchise units and 3 licensed units in operation in 20 states. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery™” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All-Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet® is a branded self-serve frozen yogurt that can be added as an additional brand in a BAB location.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2021 and August 31, 2020 were as follows:

	August 31, 2021	August 31, 2020

Cash and cash equivalents	$1,457,922	$1,076,612
Restricted cash	549,585	297,469
Total cash and restricted cash	$2,007,507	$1,374,081

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three and nine months ended August 31, 2021 and August 31, 2020:

	For three months ended August 31, 2021	For three months ended August 31, 2020	For nine months ended August 31, 2021	For nine months ended August 31 2020
Revenue recognized at a point in time
Sign Shop revenue	$1,182	$970	$7,801	$2,116
Settlement revenue	4,200	6,078	99,508	8,214
Total revenue at a point in time	5,382	7,048	107,309	10,330
Revenue recognized over time
Royalty revenue	454,814	375,282	1,222,200	1,001,112
Franchise fees	4,274	4,874	30,285	12,398
License fees	1,375	5,719	9,500	23,010
Gift card revenue	590	84	3,546	3,913
Nontraditional revenue	58,705	58,690	172,062	173,886
Marketing fund revenue	263,613	172,723	715,575	447,275
Total revenue over time	783,371	617,372	2,153,168	1,661,594
Grand total	$788,753	$624,420	$2,260,477	$1,671,924

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	August 31, 2021	November 30, 2020
Liabilities
Contract liabilities - current	$805,057	$599,965
Contract liabilities - long-term	117,164	97,798
Total Contract Liabilities	$922,221	$697,763

	For the Nine Months Ended August 31, 2021	Fiscal Year to Date November 30, 2020
Contract Liabilities at beginning of period	$697,763	$702,834

Revenue Recognized during period	(577,775)	(780,940)
Additions during period	802,233	775,869
Contracts at end of period	$922,221	$697,763

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

(a) 2021	$15,715
2022	$33,856
2023	$18,958
2024	$17,125
2025	$15,346
Thereafter	$59,548
Total	$160,548

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

4. Units Open and Under Development

Units which are open or under development at August 31, 2021 are as follows:

	August 31, 2021	August 31, 2020
Stores open:
Franchisee-owned stores	71	72
Licensed Units	3	7
	74	79

Unopened stores with Franchise
Agreements	2	3

Total operating units and units with Franchise Agreements	76	82

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2021	August 31, 2020	August 31, 2021	August 31, 2020
Numerator:
Netincome available to common shareholders	$132,762	$103,611	$552,786	$75,246

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.01	$0.08	$0.01

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

Although the COVID-19 pandemic has caused significant disruption to our industry, the Company has been able to recover much quicker than expected and 2020 royalty revenues were 83.7% of fiscal 2019 royalty revenues through August 31, 2020. We find the same trend in 2021 with royalty revenue down 1.0% compared to 2019 royalty revenue through August 31.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2021 the remaining lease term was 31 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2021 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2021	$28,587
2022	115,673
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	302,759

Present Value Discount	(17,125)
Present Value	$285,634

Short-term lease liability	$104,559
Long-term lease liability	181,075
Total Operating Lease Liability	$285,634

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

In fiscal 2021, the Company’s income included the $228,000 of PPP loan forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the customary statutory tax rate used to compute income tax expense at the federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect for fiscal 2020 and 2021. The effective tax rate for the nine months of fiscal 2021 is 19.4% versus 16.6% for the same period in 2020.

10. Stockholder’s Equity

On September 10, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of September 27, 2021, payable October 18, 2021. On June 3, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of June 21, 2021, paid July 12, 2021. On March 17, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of April 1, 2021, paid April 22, 2021. On January 27, 2021 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share to stockholders of record as of February 10, 2021 and paid February 24, 2021.

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

11. Uncertainties and COVID-19

The COVID-19 outbreak in the United States during 2020 resulted in reduced customer traffic for our franchisees, resulting in reduced royalty revenue and ultimately reduced nontraditional revenues with a significant impact in April and May 2020. Through the year end 2020 and the end of our first nine months, August 31, 2021, franchise sales have continued to increase as in store dining opened and franchisees continued to utilize more on-line and delivery tools.

While the Coronavirus pandemic has created challenges for restaurants around the country, our franchisees have done what we believe is an excellent job adapting to the changing regulations and government mandates through the last 18 months. In 2021 states began opening up in door dining and restrictions were eased over the months, with varying degrees by state. In the first nine months of 2021 royalty revenues increased 22.1% compared to 2020. We are continuing to evaluate the effects of the Coronavirus pandemic and the resurgence of variations of the COVID outbreak on our operations.

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

General

There are 71 franchised and 3 licensed units at August 31, 2021 compared to 72 franchised and 7 licensed units at August 31, 2020.  System-wide revenues for the nine months ended August 31, 2021 were $25.5 million and August 31, 2020 was $20.7 million.

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

As of August 31, 2021, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2021 versus Three Months Ended August 31, 2020

For the three months ended August 31, 2021 and August 31, 2020, the Company reported net income of $133,000 and $104,000, respectively. Total revenue of $789,000 increased $165,000, or 26.4%, for the three months ended August 31, 2021, as compared to total revenue of $624,000 for the three months ended August 31, 2020.

Royalty fee revenue of $455,000, for the quarter ended August 31, 2021, increased $80,000, or 21.3%, from the $375,000 for quarter ended August 31, 2020. In mid to late March of 2020, due to COVID-19, most restaurants closed temporarily with many state-imposed restrictions during the months to follow in 2020 and early 2021. The primary reason royalty revenue increased in 2021 was because stores had begun to reopen from the prior year. During the pandemic, they had developed and incorporated on-line order, delivery and curb-side pickup systems, which continued to support sales into 2021. These systems were not yet fully utilized during the third quarter of 2020.

Franchise fee revenue of $4,000, for the quarter ended August 31, 2021, decreased $1,000, or 20.0%, from the $5,000 for the quarter ended August 31, 2020. In 2021 and 2020 there were no transfers.

Licensing fee and other income of $66,000, for the quarter ended August 31, 2021, decreased $6,000 or 8.3% from $72,000 for same quarter 2020.

Marketing Fund revenues of $264,000, for the quarter ended August 31, 2021, increased $91,000, or 52.6%. The primary reason Marketing Fund revenue increased in 2021 is that store revenues were lower in 2020 because of COVID-19, resulting in lower marketing revenue.

Total operating expenses of $591,000, for the quarter ended August 31, 2021, increased $70,000, or 13.4% from $521,000 for the quarter ended August 31, 2020. The increase was primarily related to an increase in Marketing Fund expenses of $91,000, advertising expense increased $4,000, Sign Shop cost of sales increased $2,000 and general expenses increased $8,000 compared to 2020. These increases were offset by a decrease in professional fees of $11,000, a decrease in payroll of $10,000, employee benefits of $10,000 and a decrease in occupancy of $4,000 in 2021 compared to 2020.

For the three months ended August 31, 2021 the provision for income tax was $66,000, compared to no income tax provision for the three months ending August 31, 2020. In 2021 the deferred tax liability increased due to the utilization and expiration of Federal NOL’s, increasing the tax provision in the third quarter 2021.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters ended August 31, 2021 and August 31, 2020 was $0.02 and $0.01, respectively.

Nine Months Ended August 31, 2021 versus Nine Months Ended August 31, 2020

For the nine months ended August 31, 2021 and August 31, 2020, the Company reported net income of $553,000 and $75,000, respectively. Total revenue of $2,260,000 increased $589,000, or 35.2%, for the nine months ended August 31, 2021, as compared to total revenue of $1,672,000 for the nine months ended August 31, 2020.

Royalty fee revenue of $1,222,000, for the nine months ended August 31, 2021, increased $221,000, or 22.1%, from the $1,001,000 for nine months ended August 31, 2020. The primary reason royalty revenue increased in 2021 was the effects of restaurants being closed and restricted services in mid-March through August 2020 due to COVID-19.

Franchise fee revenues of $30,000, for the nine months ended August 31, 2021, increased $18,000, or 150.0%, from the $12,000 for the nine months ended August 31, 2020. In 2021 a store closed that had not been fully amortized, resulting in $12,000 of franchise fees recognized. In 2021, there was one transfer for $5,000 compared to none in 2020 and $5,000 for 2021 and $4,000 for 2020 of franchise fee amortization.

Licensing fee and other income of $292,000, for the nine months ended August 31, 2021, increased $80,000 or 37.9% from $211,000 for same period 2020. There was a $90,000 increase in settlement income and a $6,000 increase in Sign Shop revenue, offset by a $14,000 decrease in license fee revenue and a $2,000 decrease in nontraditional revenue in 2021 compared to 2020.

Marketing Fund revenues of $716,000, for the nine months ended August 31, 2021, increased $269,000, or 60.2% from $447,000. The primary reason Marketing Fund revenue increased was the nine months of 2021 marketing fees were collected at their normal rate, while in 2020 marketing fees were waived to assist franchisees during COVID-19 from mid-March through the end of May 2020 and also, sales in 2020 were lower and less marketing revenue was collected.

Total operating expenses of $1,803,000, for the nine months ended August 31, 2021, increased $221,000, or 14.0% from $1,582,000 for the same period 2020. The increase was primarily related to an increase in Marketing Fund expenses of $269,000, a $6,000 increase in business insurance, a $6,000 increase in SEC and filing expense and a $5,000 increase in Sign Shop cost of goods sold in 2021 compared to 2020. The increases were offset by decreases to payroll of $20,000, a $14,000 decrease in advertising and a $14,000 decrease in employee benefits due to an employee retiring, a $10,000 decrease in legal expenses, a $5,000 in franchise development due to a credit from vendor, and a $3,000 decrease in occupancy due to CAM charge recovery in 2021 versus 2020.

On May 1, 2020 the Company received loan proceeds of $228,000 through the CARES Act offered by the Treasury Department and Small Business Administration. On December 9, 2020 the Company was notified that the loan was forgiven in full, including any accrued interest. The cash received was used to pay employees, employee benefits, rent and utilities.

For the nine months ended August 31, 2021 the provision for income tax was $133,000 compared to a $15,000 income tax provision for the nine months ending August 31, 2020. In 2021 the deferred tax liability increased due to the utilization and expiration of Federal NOL’s, increasing the tax provision for 2021. In fiscal 2021, the Company’s income also included the $228,000 of PPP debt forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the statutory federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect. The effective tax rate for the nine months of fiscal 2021 is 19.4% versus 16.6% for the same period in 2020.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2021 and August 31, 2020 was $0.08 and $0.01 respectively.

Liquidity and Capital Resources

At August 31, 2021, the Company had working capital of $1,172,000 and unrestricted cash of $1,458,000. At August 31, 2020 the Company had working capital of $735,000 and unrestricted cash of $1,077,000.

During the nine months ended August 31, 2021, the Company had net income of $553,000 and operating activities provided cash of $595,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2021 was depreciation and amortization of $4,000, deferred tax expense of $102,000 and noncash lease expense of $74,000, less PPP loan forgiveness of $228,000 and the recovery of uncollectible accounts of $2,000. In addition, changes in operating assets and liabilities increased cash by $93,000. During the nine months ended August 31, 2020, the Company had net income of $75,000 and operating activities used cash of $49,000. The principal adjustments to reconcile net income to cash used in operating activities for the nine months ending August 31, 2020 was depreciation and amortization of $2,000 and noncash lease expense of $74,000, less the provision for uncollectible accounts of $8,000. In addition, changes in operating assets and liabilities decreased cash by $193,000.

The Company had investing activities of $3,000 for trademark capitalization for the nine months ended August 31, 2021 and 2020.

Cash distributions/dividends used $218,000 in financing activities in 2021 versus $291,000 of cash distributions/dividends for the same period 2020. On August 1, 2020 the Company received loan proceeds of $228,000 through the CARES act offered by the Treasury Department and Small Business Administration.  The loan was forgiven in the first quarter of 2021.  See Note 8 for additional information.

Cash Distribution and Dividend Policy

The Company will continue to monitor the impact of the Coronavirus Pandemic on its operations when determining the future cash distribution/dividend payments. Cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For fiscal 2021 $0.01 cash distribution have been declared for the first, second and third quarters.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2021 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2021 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION

3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)

4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)

4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)

4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)

4.5	Preferred Shares Rights Agreement Amendment No. 4 (See Form 8-K filed February 22, 2019)

4.6	Preferred Shares Rights Agreement Amendment No. 5 (See Form 8-K filed March 8, 2021)

21.1	List of Subsidiaries of the Company

31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002

32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation

101.DEF	Inline XBRL Taxonomy Extension Definition

101.LAB	Inline XBRL Taxonomy Extension Labels

101.PRE	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: October 14, 2021	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer