Form 10-K
period 2021-11-30
BAB, INC.
filed 2022-02-25
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,613,316 based on 4,817,754 shares held by nonaffiliates as of May 31, 2021; Closing price ($0.75) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 25, 2022.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2021, the Company had 68 franchise units and 4 licensed units in operation in 20 states. There are 3 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Net Income

The Company reported net income of $651,000 for fiscal year ended November 30, 2021 and a net loss of $66,000 for fiscal year ended November 30, 2020. November 30, 2021 net operating income was $542,000 compared to $233,000 in 2020.

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

LOCATIONS

The Company had 68 franchised locations and 4 licensed units in 20 states. There are 3 units under development.

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

The Company believes that its stores compete favorably in terms of food quality, taste, convenience, customer service and value, which the Company believes are important factors to its targeted customers.  Competition in the food service industry is often affected by changes in consumer tastes, national, regional and local economic and real estate conditions, demographic trends, traffic patterns, the cost and availability of labor, consumer purchasing power, availability of product and local competitive factors.  The Company attempts to manage or adapt to these factors, but not all such factors are within the Company's control. Such factors could cause the Company and some or all of its franchisees to be adversely affected.

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

COVID-19 DISCUSSION

In March 2020, the COVID-19 outbreak was declared a national public health emergency and states placed restrictions on many businesses. Many states mandated reduced hours, reduced or no public access. The restaurant industry was hit particularly hard because of the normal human contact. The COVID-19 outbreak has continued through fiscal 2021 with the appearance of various COVID-19 variants. The Company reviewed and monitored the various state regulations for 2020 and 2021, and continues to review and monitor the regulations as they change.

Similar to many businesses across the world, BAB, Inc. was hard hit in March and April of 2020. Our franchise locations were restricted to limited hours and restrictions were put on contact between customers and workers. We promoted and provided tools and social media postings which provided our franchisees with the ability to continue to operate with limited contact, such as, online orders, third party pick-up and curbside service. Our franchisees began using the tools and sales increased May through our fiscal year end, November 30, 2020. Royalty revenues during fiscal 2021 have exceeded fiscal 2019 pre-COVID revenues by 2%.

Additionally, the Company waived marketing fees, from week ending March 22, through May 31, 2020 in order to assist our franchisees financially. A graduated return to the original 3% fees was reinstated with 1.5% assessed in June, 2% in July and then a full 3% reinstatement for the week ending August 2, 2020.

In 2020, when the COVID-19 pandemic began, the Company responded to reduced revenues by reducing variable costs as quickly as possible. Franchise advertising expense was reduced, salaries were reduced until we received our PPP loan, a decrease in operating supplies and professional fees were also reduced. We encouraged and provided information to our franchises as to how to apply for the loan and later how to get the loan forgiven. This stimulus package was of great help to us, and to many of the franchises in our system. In fiscal 2021 the Company continued to review expenses and respond to necessary changes as needed. Expenses increased during fiscal 2021 as income returned to a pre-COVID level.

During the COVID-19 pandemic in 2020 and 2021, we have instituted policies and procedures to keep our employees safe. Hand sanitizer, sanitizing wipes and masks are provided for the convenience of employees. Masks are required to be worn in the office in common areas if within 6 feet of another individual. We also instituted staggered in-office days to minimize personal contact. Employees were able to work remotely with no significant impact to operations.

EMPLOYEES

As of November 30, 2021, the Company employed 13 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

BAB, Inc. considers its employees one of its greatest assets. The Company offers its employees competitive pay and a benefit program. All employees receive fair and equitable pay. The Company contributes 65% of the cost of health, dental and vision insurance premiums. The Company also contributes up to 4% of matching funds for the 401(k) program. Daily working hours are reasonably flexible.

The Company from time-to-time hires individuals who are beginning their career with an entry level job and provides on the job training. We encourage employees to expand and develop their talents while employed at the Company so that when the Company has open employment opportunities it can promote from within its employee base.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2021 and 2020.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2021	Low	High
First quarter	0.52	0.71
Second quarter	0.65	0.75
Third quarter	0.70	0.81
Fourth quarter	0.72	0.87

Year Ended: November 30, 2020	Low	High
First quarter	0.79	0.87
Second quarter	0.44	0.81
Third quarter	0.46	0.60
Fourth quarter	0.50	0.60

As of February 24, 2022, the Company's Common Stock was held by 125 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 24, 2022, is approximately 1,100 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

On January 27, 2021 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share to stockholders of record as of February 10, 2021 and paid February 24, 2021. On March 17, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of April 1, 2021, paid April 22, 2021. On June 3, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of June 21, 2021, paid July 12, 2021. On September 10, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of September 27, 2021, paid October 18, 2021.

On December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on January 9, 2020. On March 4, 2020, a $0.01 quarterly cash distribution/dividend per share was declared to stockholders of record as of March 23, 2020 and paid April 08, 2020. Because of the COVID-19 epidemic, dividends were suspended after the March 4, 2020 declaration for the remainder of 2020.

On May 6, 2013, the Board of Directors (“Board”) of BAB, Inc. authorized and declared a dividend distribution of one right for each outstanding share of the common stock of BAB, Inc. to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Shareholder Services, as rights agent.

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

ITEM 6.  RESERVED

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

GENERAL

The Company has 68 franchised and 4 licensed units with 3 units under development at the end of 2021. Units in operation and under development at the end of 2020 included 72 franchised and 7 licensed units and 1 unit under development.  System-wide revenues were $35.0 million in 2021 and $28.6 million in 2020.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2021 COMPARED TO YEAR 2020

Total revenues from all sources increased $700,000, or 29.5%, to $3,072,000 in 2021 from $2,372,000 in the prior year. Marketing revenue increased $309,000 in 2021 compared to 2020, franchise fee revenue increased $27,000 in 2021 versus 2020, royalty revenue increased $300,000 and licensing and other revenue increased $64,000 in 2021 compared to 2020.

Royalty revenue from franchise stores increased $300,000, or 21.8%, to $1,679,000 in 2021 as compared to $1,379,000 in 2020. The increase in royalty revenue was primarily a result of some COVID-19 pandemic restrictions being lifted in 2021. In fiscal 2020 the COVID-19 pandemic resulted in many states ordering temporary restaurant indoor dining areas closed and severely limiting indoor in person ordering, reducing customer traffic.

Franchise fee revenue increased $27,000, or 122.7%, to $49,000 in 2021 as compared to $22,000 in 2020. In 2021 a store closed that had not been fully amortized, resulting in $12,000 of franchise fees recognized. In 2021, there were four transfers compared to two transfers in 2021.

Licensing fees and other income increased $64,000, or 21.4%, to $363,000 in 2021 compared to $299,000 in 2020.  Marketing fund revenues increased $309,000, or 45.9% to $981,00 in 2021 compared to $672,000 in 2020. The 2021 Marketing fund revenues were close to pre-covid revenues. Because of a decrease in sales in 2020 due to the COVID-19 pandemic, the Company waived marketing fees from franchises from week ending March 22, through May 31, 2020 and a graduated return to the original 3% fees was reinstated with 1.5% assessed in June, 2% in July and then 3% for the week ending August 2, 2020.

.

Total operating expenses in 2021 were $2,530,000, or 82.4% of revenues, compared to $2,138,000, or 90.1% of revenues in 2020. Total operating expenses in 2021 increased $392,000, or 18.3%, compared to 2020.

The increase in operating expenses of $392,000 in 2021 was primarily due to an increase in marketing expenses of $309,000, which was due to COVID-19 and reduced marketing fund revenues in 2020. In 2021 payroll increased $85,000 primarily because in 2021 bonuses were paid to executives and employees where they weren’t paid in 2020. Business insurance increased $10,000, Sign Shop cost of goods sold increased $5,000 with general expenses increasing $1,000 and an increase in depreciation and amortization of $1,000, offset by a decrease in legal expenses of $12,000, a decrease of $4,000 in employee benefit expense and a decrease of $2,000 in advertising expense in 2021 compared to 2020.

Interest income was less than $1,000 in 2021 and 2020.

There was an income tax expense in 2021 of $119,000 which includes $79,000 of noncash deferred tax expense and $40,000 of state income tax expense compared to 2020 income tax expense of $300,000, which includes $285,000 of noncash deferred tax expense and $15,000 of state income tax expense. There was net income of $651,000 in 2021 versus a net loss of $66,000 in 2020. The expense was $181,000 higher in 2020, due to an adjustment of the estimate of utilizable net operating losses in future years, resulting in a decrease in the related deferred tax asset, and an ending net deferred tax liability as of November 30, 2020.

Total operating income was $542,000 in 2021 or 17.6% of revenue as compared to $233,000 or 9.8% of revenue in the prior year. In 2021 earnings per share for basic and diluted outstanding shares was $0.09 compared to a $.01 per share loss for basic and diluted outstanding shares in 2020.

LIQUIDITY AND CAPITAL RESOURCES

At November 30. 2021, the Company had working capital of $1,167,000 and unrestricted cash of $1,462,000. At November 30, 2020, the Company had working capital of $732,000 and unrestricted cash of $1,236,000, which includes the proceeds of a Paycheck Protection Program (“PPP”) loan of $228,155.

During fiscal 2021, the Company had net income of $651,000 and operating activities which provided cash of $718,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $5,000, deferred tax expense of $79,000 and noncash lease expense of $99,000, less debt forgiveness of $228,000 and the provision for uncollectible accounts of $3,000. In addition, changes in other operating assets and liabilities decreased cash a total of $115,000. During fiscal 2020, the Company had a net loss of $66,000 and operating activities which provided cash of $213,000. The principal adjustments to reconcile the net loss to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $285,000 and noncash lease expense of $99,000, less the provision for uncollectible accounts of $7,000. In addition, changes in other operating assets and liabilities decreased cash a total of $102,000.

During fiscal 2021, the Company used $3,000 for investing activities for equipment purchases and trademark renewal. During fiscal 2020, the Company used $13,000 for investing activities for equipment purchases and trademark renewals.

Financing activities in fiscal 2021 included cash used for distributions/dividend payments to common stockholders of $291,000 and in fiscal 2020 included funds increasing cash flow of $228,155 for a PPP loan and cash distributions/dividend payments to common stockholders of $291,000.

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

In 2020 the impact of the COVID-19 pandemic caused the Company to suspend dividends in the third and fourth quarters of 2020. Cash distributions/dividends were considered after reviewing profitability expectations and financing needs for fiscal 2021 and a dividend/distribution was declared January 27, 2021 by the Board of Directors of $0.01 payable February 2021.

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

The Company was granted a PPP loan in May 2020 in the amount $228,155. The loan was forgiven through the SBA on December 8, 2020 and is reflected in other income in fiscal year 2021.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2021 and 2020, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the Covid-19 Pandemic caused significant disruption to our industry, the Company has been able to recover much quicker than expected and 2020 royalty revenues were 83.7% of fiscal 2019 royalty revenues. For the twelve months of fiscal 2021, royalty revenues exceeded the twelve months of fiscal 2019 (pre-pandemic) royalty revenues by 2%. Management reviewed and updated the qualitative assessment conducted during the first quarter 2021 at year end and does not believe that any impairment exists at November 30, 2021.

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

Deferred Taxes

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. As of November 30, 2021, the net operating loss carryforwards which it believes it will utilize are approximately $160,000, expiring between 2022 and 2029 for U.S. federal tax purposes.

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

Gift card breakage revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Included in accounts payable and accrued expenses at November 30, 2021 and 2020 were liabilities of $210,000 and $184,000, respectively for unredeemed gift cards.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2021 and 2020

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2021 and 2020, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of goodwill and indefinite-lived intangible assets

At November 30, 2021, the Company’s goodwill was $1,493,771 and indefinite-lived intangible assets were $461,445. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment either qualitatively or quantitively at least annually, or more frequently if indicators of impairment require the performance of interim impairment assessment. During the year ended November 30, 2021, management qualitatively assessed goodwill to determine whether additional quantitative testing was necessary.

Auditing the accounting for goodwill and indefinite-lived intangible assets was highly judgmental due to the qualitative nature of the goodwill impairment evaluation, and the subjectivity in determining whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than the carrying amount.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding and evaluating the design and operating effectiveness of controls over the Company’s process of accounting for goodwill and indefinitelived intangible assets, and evaluating events and circumstances identified by management to support an assertion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Relevant events and circumstances evaluated included general macroeconomic conditions, industry and market conditions in which the Company operates, changes in cost factors, overall financial performance, including both actual and expected performance, entity-specific events, changes in share price, both in absolute terms and relative to peers, and any applicable quantitative analysis used to support qualitative discussions.

/s/ Sassetti LLC

Oak Brook, Illinois

February 25, 2022

We have served as the Company’s auditor since 2007.

2107 Swift Drive, Suite 210, Oak Brook, IL 60523 ▪ 708.386.1433 ▪ www.sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2021 and 2020

	November 30, 2021	November 30, 2020
ASSETS
Current Assets
Cash	$1,462,026	$1,236,081
Restricted cash	596,132	396,842
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $13,878 in 2021 and $18,152 in 2020 )	91,306	62,969
Marketing fund contributions receivable from franchisees and stores	26,086	17,544
Prepaid expenses and other current assets	88,315	96,723
Total Current Assets	2,263,865	1,810,159

Property, plant and equipment (net of accumulated depreciation of $158,666 in 2021 and $157,118 in 2020)	748	2,296
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $131,042 in 2021 and $127,474 in 2020)	22,664	23,707
Operating lease right of use	217,648	303,084
Total Noncurrent Assets	2,196,276	2,284,303
Total Assets	$4,460,141	$4,094,462

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$2,064	$10,279
Income tax payable	14,223	-
Accrued expenses and other current liabilities	316,544	288,888
Unexpended marketing fund contributions	620,535	387,117
Deferred franchise fee revenue	34,545	33,957
Deferred licensing revenue	3,571	31,071
Current portion operating lease liability	106,392	99,149
Payroll Protection Program loan	-	228,155
Total Current Liabilities	1,097,874	1,078,616

Long-term Liabilities (net of current portion)
Operating lease liability	153,702	260,094
Deferred franchise revenue	110,557	93,929
Deferred tax liability	164,114	84,940
Deferred licensing revenue	298	3,869
Total Long-term Liabilities	428,671	442,832

Total Liabilities	$1,526,545	$1,521,448

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2021 and 2020	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2021 and 2020	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2021 and 2020	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,338,914)	(11,699,496)
Total Stockholders' Equity	2,933,596	2,573,014
Total Liabilities and Stockholders' Equity	$4,460,141	$4,094,462

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2021 and 2020

	2021	2020
REVENUES
Royalty fees from franchised stores	$1,678,970	$1,379,153
Franchise Fees	49,595	21,955
Licensing fees and other income	362,943	298,766
Marketing fund revenue	980,630	671,659

Total Revenues	3,072,138	2,371,533

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	970,465	885,410
Occupancy	133,247	133,053
Advertising and promotion	22,980	25,216
Professional service fees	101,168	112,981
Travel	9,930	10,245
Employee benefit expenses	133,132	136,821
Depreciation and amortization	5,116	3,562
Marketing fund expenses	980,630	671,659
Other	173,746	159,195
Total Operating Expenses	2,530,414	2,138,142
Income from operations	541,724	233,391
Interest income	417	378
Debt forgiveness - Paycheck Protection Program loan	228,155	-
Income before provision for income taxes	770,296	233,769
Provision for income taxes
Current tax expense	40,000	15,000
Deferred tax expense	79,174	284,940
Total Tax Provision	119,174	299,940

Net (Loss)/Income	$651,122	$(66,171)

Net (Loss)/Income per share - Basic and Diluted	$0.09	$(0.01)

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.04	$0.04

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2021 and 2020

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit
November 30, 2019	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,342,785)	$2,929,725

Dividends Declared						(290,540)	(290,540)

Net (Loss)						(66,171)	(66,171)

November 30, 2020	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,699,496)	$2,573,014

Dividends Declared						(290,540)	(290,540)

Net Income						651,122	651,122

November 30, 2021	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,338,914)	$2,933,596

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2021 and 2020

	November 30, 2021	November 30, 2020
Operating activities
Net (Loss)/Income	$651,122	$(66,171)
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	5,116	3,562
Deferred tax expense	79,174	284,940
Provision for uncollectible accounts, net of recoveries	(3,474)	(7,080)
Noncash lease expense	99,311	99,312
Debt forgiveness - Paycheck Protection Program loan	(228,155)	-
Changes in:
Trade accounts receivable and notes receivable	(24,863)	10,981
Marketing fund contributions receivable	(8,542)	(325)
Prepaid expenses and other	8,408	(2,578)
Accounts payable	6,008	6,084
Accrued liabilities	27,656	1,474
Unexpended marketing fund contributions	233,418	(29,188)
Deferred revenue	(13,855)	22,281
Operating lease liability	(113,024)	(110,375)
Net Cash Provided by Operating Activities	718,300	212,917

Investing activities
Capitalization of trademark renewals	(2,525)	(13,278)
Net Cash Used In Investing Activities	(2,525)	(13,278)

Financing activities
Loan proceeds	-	228,155
Cash distributions/dividends	(290,540)	(290,540)
Net Cash Used In Financing Activities	(290,540)	(62,385)

Net Increase/(Decrease) in Cash and Restricted Cash	425,235	137,254
Cash and Restricted Cash - Beginning of Period	1,632,923	1,495,669
Cash and Restricted Cash - End of Period	$2,058,158	$1,632,923

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$38,420	$36,012

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2021, the Company had 68 franchise units and 4 licensed units in operation in 20 states. There are 3 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2021 and 2020, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the Covid-19 Pandemic caused significant disruption to our industry, the Company was able to recover much quicker than expected and 2020 royalty revenues were 83.7% of fiscal 2019 royalty revenues. For the twelve months of fiscal 2021, royalty revenues exceeded the twelve months of fiscal 2019 (pre-pandemic) royalty revenues by 2%. Management reviewed and updated the qualitative assessment conducted during the first quarter 2021 at year end and does not believe that any impairment exists at November 30, 2021.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2019	$1,493,771	$461,445	$12,625	$1,967,841
Additions	-	-	13,278	13,278
Amortization expense	-	-	(2,196)	(2,196)
Net Balance as of November 30, 2020	$1,493,771	$461,445	$23,707	$1,978,923
Additions	-	-	2,525	2,525
Amortization expense	-	-	(3,568)	(3,568)
Net Balance as of November 30, 2021	$1,493,771	$461,445	$22,664	$1,977,880

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $23,000 and $25,000 in 2021 and 2020, respectively.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2021 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2021 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return. for the years ending November 30, 2018, 2019 and 2020 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2021 and November 30, 2020 were as follows:

	November 30, 2021	November 30, 2020
Cash and cash equivalents	$1,462,026	$1,236,081
Restricted cash	596,132	396,842
Total cash and restricted cash	$2,058,158	$1,632,923

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

	2021	2020
Numerator:
Net income available to common stockholders	$651,122	$(66,171)

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.09	$(0.01)

At November 30, 2021 and 2020, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 2 - Summary of Significant Accounting Policies (continued)

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

There are two items involving revenue recognition of contracts that require us to make subjective judgments: the determination of which performance obligations are distinct within the context of the overall contract and the estimated standalone selling price of each obligation. In instances where our contract includes significant customization or modification services, the customization and modification services are generally combined and recorded as one distinct performance obligation.

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

November 30, 2021 and 2020

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 3 - Revenue Recognition

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2021 and 2020:

	For year ended November 30, 2021	For year ended November 30, 2020

Revenue recognized at a point in time
Sign Shop revenue	$8,093	$2,697
Settlement revenue	99,647	33,553
Total revenue at a point in time	107,740	36,250
Revenue recognized over time
Royalty revenue	1,678,970	1,379,153
Franchise fees	49,595	21,955
License fees	11,800	29,354
Gift card revenue	4,123	4,472
Nontraditional revenue	239,280	228,690
Marketing fund revenue	980,630	671,659
Total revenue over time	2,964,398	2,335,283
Grand total	$3,072,138	$2,371,533

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	November 30, 2021	November 30, 2020

Contract liabilities
Contract liabilities - current	$861,615	$599,965
Contract liabilities - long-term	110,855	97,798
Total Contract Liabilities	$972,470	$697,763

	2021	2020
Contract liabilities at beginning of period	$697,763	$702,834

Revenue Recognized during period	(1,063,614)	(780,940)
Additions during period	1,338,321	775,869
Contract liabilities at end of period	$972,470	$697,763

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Contract balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2022	$38,116
2023	19,256
2024	17,125
2025	16,958
2026	12,908
Thereafter	44,608
Total	$148,971

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

Note 4 - Units Open, Licensed and Under Development

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	2021	2020
Stores open:
Franchisee-owned stores	68	72
Licensed Units	4	7
	72	79

Unopened stores with Franchise Agreements	3	1

Total operating units and units with Franchise Agreements	75	80

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 5 – Income Taxes

The components of the Company’s provision for income taxes are as follows:

	2021	2020
Current
Federal	$-	$-
State	40,000	15,000
Deferred	79,174	284,940
Total	$119,174	$299,940

In fiscal 2021, the Company’s income included the $228,000 of PPP loan forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the customary statutory tax rate used to compute income tax expense at the federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect for fiscal 2020 and 2021. The effective tax rate for fiscal 2021 is 15.5% versus 128% for the fiscal 2020.

In 2020, the decrease in the net deferred tax asset was due to a change in the actual and expected use of net operating losses, (“NOLs”) that were expiring in 2021 through 2029.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2021	2020

Federal income tax provision computed at federal statutory rate	$89,446	$49,091
State income taxes, net of federal tax provision	40,000	16,620
Change in valuation allowance, utilization of NOL's and expected future use of NOL's and other adjustments	(10,272)	234,229
Income Tax Provision	$119,174	$299,940

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 5 – Income Taxes (continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2021	2020
Deferred revenue	$41,876	$45,771
Marketing Fund net contributions	165,600	111,552
Allowance for doubtful accounts and notes receivable	3,901	5,103
Accrued expenses	52,907	49,176
Operating lease liability	73,112	100,983
Net operating loss carryforwards	33,652	159,567
Valuation allowance	-	-
Total Deferred Income Tax Asset	$371,048	$472,152

Depreciation and amortization	$(473,971)	$(471,895)
Right of use lease asset	(61,191)	(85,197)
Total Deferred Income Tax Liabilities	$(535,162)	$(557,092)

Total Net Deferred Tax Liability	$(164,114)	$(84,940)

As of November 30, 2021 the Company has estimated realizable net operating loss carryforwards of approximately $160,000 expiring between 2022 and 2029 for U.S. federal income tax purposes. There are no remaining net operating loss carryforwards to be utilized for state taxes. The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. There is no valuation allowance established for 2021 and 2020 because it is expected that the NOLs will be utilized.

The Company’s income tax returns, which are filed as a consolidated return for the years ending November 30, 2018, 2019 and 2020 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of  December 22, 2021, paid  January 11, 2022.

On  January 27, 2021 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share to stockholders of record as of  February 10, 2021 and paid  February 24, 2021. On  March 17, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of  April 1, 2021, paid  April 22, 2021. On  June 3, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of  June 21, 2021, paid  July 12, 2021. On  September 10, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of  September 27, 2021, paid  October 18, 2021.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 6 – Stockholders’ Equity (continued)

On  December 5, 2019, a $0.01 quarterly and a $0.02 special cash distribution/dividend per share was declared and paid on  January 9, 2020. On  March 4, 2020, a $0.01 quarterly cash distribution/dividend per share was declared to stockholders of record as of  March 23, 2020 and paid  April 08, 2020. Because of the COVID-19 epidemic, dividends were suspended after the March 4, 2020 declaration for the remainder of 2020.

On  May 6, 2013, the Board of Directors (“Board”) of BAB, Inc. authorized and declared a dividend distribution of one right for each outstanding share of the common stock of BAB, Inc. to stockholders of record at the close of business on  May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated  May 6, 2013, between the Company and IST Shareholder Services, as rights agent.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2021 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2021 and 2020 were $91,300 and $88,600, respectively. At November 30, 2021, the remaining lease term was 28 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

Note 8 – Lease Commitments (continued)

Gross future minimum annual rental commitments as of November 30, 2021, are as follows:

Year Ending November 30:	Undiscounted Rent Payments

2022	115,673
2023	118,322
2024	40,177
$274,172

Present Value Discount	(14,078)
Present Value	$260,094

Short-term lease liability	$106,392
Long-term lease liability	153,702
$260,094

Note 9 – Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2021 and 2020 the Company’s employer match was $32,000 and $34,000, respectively. There were no Company discretionary contributions in 2021 or 2020.

Note 10 – Paycheck Protection Program Loan

On May 1, 2020, BAB Systems, Inc. received loan proceeds of $228,155 from Lake Forest Bank and Trust Company, N.A., pursuant to the Paycheck Protection Program (“PPP”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

On December 9, 2020 the PPP loan in the amount of $228,155 and related accrued interest was forgiven by the Small Business Administration (“SBA”). The amount forgiven is recognized as a gain upon debt extinguishment for fiscal 2021.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2021 and 2020

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

Note 12 –Uncertainties and COVID-19

In March 2020, the COVID-19 outbreak was declared a national public health emergency and states placed restrictions on many businesses. Many states mandated reduced hours, reduced or no public access. The restaurant industry was hit particularly hard because of the normal human contact. The COVID-19 outbreak has continued through fiscal 2021 with the appearance of various COVID-19 variants. The Company reviewed and monitored the various state regulations for 2020 and 2021, and continues to review and monitor the regulations as they change.

As like many businesses across the world, BAB, Inc. was hard hit in March and April of 2020. Our franchise locations were restricted to limited hours and restrictions were put on contact between customers and workers. We promoted and provided tools and social media posting which provided our franchisees with the ability to continue to operate with limited contact, such as, online orders, third party pick-up and curbside service. Our franchisees began using the tools and sales increased May through our fiscal year end, November 30, 2020. Royalty revenues during fiscal 2021 have exceeded fiscal 2019 pre-COVID revenues by 2%.

In 2020 when the COVID-19 pandemic began, the Company waived marketing fees, from week ending March 22, through May 31, 2020 in order to assist our franchisees financially. A graduated return to the original 3% fees was reinstated with 1.5% assessed in June, 2% in July and then a full 3% reinstatement for the week ending August 2, 2020.

The Company responded to reduced revenues by reducing variable costs as quickly as possible. Franchise advertising expense was reduced, salaries were reduced until we received our PPP loan, a decrease in operating supplies and professional fees were also reduced. We encouraged and provided information to our franchises as to how to apply for the loan and later how to get the loan forgiven. This stimulus package was of great help to us, and to many of the franchises in our system. In fiscal 2021 the Company continued to review expenses and respond to necessary changes as needed. Expenses increased during fiscal 2021 as income returned to a pre-COVID level.

During the COVID-19 pandemic in 2020 and 2021, we have instituted policies and procedures to keep our employees safe. Hand sanitizer, sanitizing wipes and masks are provided for the convenience of employees. Masks are required to be worn in the office in common areas if within 6 feet of another individual. We also instituted staggered in-office days to minimize personal contact. Employees were able to work remotely with no significant impact to operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2021 and 2020, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2021.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2021.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	65	Chief Executive Officer, President and Director
Michael K. Murtaugh	77	Vice President, General Counsel, Secretary and Director
Geraldine Conn	70	Chief Financial Officer and Treasurer
Steven G. Feldman	65	Director
James A. Lentz	74	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2021 and 2020 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)	Total ($)
Michael W. Evans	2021	205,488	34,060	-	-	-	-	9,582	249,130
President and CEO	2020	206,288	-	-	-	-	-	8,323	214,611

Michael K. Murtaugh	2021	147,944	24,522	-	-	-	-	5,553	178,019
Vice President and General Counsel	2020	148,519	-	-	-	-	-	5,198	153,717

Geraldine Conn	2021	109,676	7,700	-	-	-	-	4,695	122,071
Chief Financial Officer	2020	109,889	-	-	-	-	-	4,396	114,285

In fiscal 2021 bonuses were earned and a portion was paid and a portion was waived by Mr Evans and Mr. Murtaugh. In fiscal 2020 bonuses were earned and waived in full by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds.

(1)	401(k) matching funds:
2021 M. Evans $9,582; M. Murtaugh $5,553; G. Conn $4,695
2020 M. Evans $8,323; M. Murtaugh $5,198; G. Conn $4,396

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2021:

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

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2021:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2021

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 24, 2022 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 24, 2022 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,432,468 (1)	19.72

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300	.28

Steven G. Feldman 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	10,000	.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932	.21

Camelot Event-Driven Fund Frank Funds 781 Crandon Blvd, Unit 602 Key Biscayne, FL 33149 1	479,411	6.6

Executive officers and directors as a group (5 persons)	2,445,754 (1)	33.67

(1) Includes 3,500 shares inherited by spouse.

.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2021 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2021 and 2020 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $50,600 and $54,600 for fiscal 2021 and 2020, respectively.

Tax compliance services provided by Sassetti LLC were $10,000 and $11,200 for fiscal 2021 and 2020.

During the years ended November 30, 2021 and 2020, Sassetti LLC did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2021 and 2020 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2021 and 2020 are reported on by Sassetti LLC. These statements are prepared in accordance with United States GAAP.
(2)	Financial Statement Schedules - none

.

(b)	INDEX TO EXHIBITS

The following Exhibits are filed herewith or incorporated by reference:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*XBRL	Information is furnished and not filed or a part of a registration statement or prospectus

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
Dated: February 25, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 25, 2022
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 25, 2022
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 25, 2022
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 25, 2022
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 25, 2022
By /s/ James A. Lentz
James A. Lentz, Director