Form 10-Q
period 2022-02-28
BAB, INC.
filed 2022-04-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2022
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of April 13, 2022 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2022	November 30, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,494,001	$1,462,026
Restricted cash	623,458	596,132
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $13,367 in 2022 and $13,878 in 2021 )	68,328	91,306
Marketing fund contributions receivable from franchisees and stores	24,306	26,086
Prepaid expenses and other current assets	90,260	88,315
Total Current Assets	2,300,353	2,263,865

Property, plant and equipment (net of accumulated depreciation of $159,053 in 2022 and $158,666 in 2021)	361	748
Deposit on equipment	10,425	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $131,965 in 2022 and $131,042 in 2021)	21,741	22,664
Operating lease right of use	195,581	217,648
Total Noncurrent Assets	2,183,324	2,196,276
Total Assets	$4,483,677	$4,460,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,946	$2,064
Income tax payable	22,973	14,223
Accrued expenses and other current liabilities	303,445	316,544
Unexpended marketing fund contributions	641,576	620,535
Deferred franchise fee revenue	37,345	34,545
Deferred licensing revenue	22,678	3,571
Current portion operating lease liability	108,241	106,392
Total Current Liabilities	1,141,204	1,097,874

Long-term Liabilities (net of current portion)
Operating lease liability	125,806	153,702
Deferred franchise revenue	111,405	110,557
Deferred tax liability	181,114	164,114
Deferred licensing revenue	298	298
Total Long-term Liabilities	418,623	428,671

Total Liabilities	$1,559,827	$1,526,545

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2022 and November 30, 2021	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2022 and November 30, 2021	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2022 and November 30, 2021	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,348,660)	(11,338,914)
Total Stockholders' Equity	2,923,850	2,933,596
Total Liabilities and Stockholders' Equity	$4,483,677	$4,460,141

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months Ended February 28, 2022 and February 28, 2021

(Unaudited)

	February 28, 2022	February 28, 2021
REVENUES
Royalty fees from franchised stores	$414,221	$346,660
Franchise Fees	8,977	16,839
Licensing fees and other income	70,343	157,930
Marketing fund revenue	244,735	201,476

Total Revenues	738,276	722,905

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	236,129	209,770
Occupancy	33,582	34,706
Advertising and promotion	3,333	1,568
Professional service fees	44,285	58,037
Travel	1,817	1,027
Employee benefit expenses	42,128	37,998
Depreciation and amortization	1,310	1,214
Marketing fund expenses	244,735	201,476
Other	42,389	40,142
Total Operating Expenses	649,708	585,938
Income from operations	88,568	136,967
Interest income	71	123
Loan forgiveness	-	228,155
Income before provision for income taxes	88,639	365,245
Provision for income taxes
Current tax expense	8,750	11,000
Deferred tax expense	17,000	21,000
Total Tax Provision	25,750	32,000

Net Income	$62,889	$333,245

Net Income per share - Basic and Diluted	$0.01	$0.05

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended February 28, 2022 and February 28, 2021

(Unaudited)

	February 28, 2022	February 28, 2021
Operating activities
Net Income	$62,889	$333,245
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,310	1,213
Deferred tax expense	17,000	21,000
Provision for uncollectible accounts, net of recoveries	(511)	(609)
Noncash lease expense	24,827	24,827
Loan forgiveness	-	(228,155)
Changes in:
Trade accounts receivable and notes receivable	23,489	26,588
Marketing fund contributions receivable	1,780	(880)
Prepaid expenses and other	(1,945)	9,466
Accounts payable	11,632	(5,986)
Accrued liabilities	(13,098)	33,621
Unexpended marketing fund contributions	21,041	(6,241)
Deferred revenue	22,755	(17,981)
Operating lease liability	(28,808)	(28,145)
Net Cash Provided by Operating Activities	142,361	161,963

Investing activities
Purchase of equipment	(10,425)	-
Net Cash Used In Investing Activities	(10,425)	-

Financing activities
Cash distributions/dividends	(72,635)	(72,636)
Net Cash Used In Financing Activities	(72,635)	(72,636)

Net Increase/(Decrease) in Cash and Restricted Cash	59,301	89,327
Cash and Restricted Cash - Beginning of Period	2,058,158	1,632,923
Cash and Restricted Cash - End of Period	$2,117,459	$1,722,250

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$1,000	$1,700

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months Ended February 28, 2022 and February 28, 2021

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 28, 2022, the Company had 69 franchise units and 4 licensed units in operation in 20 states. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2021 which was filed February 25, 2022.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending  November 30, 2024 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 28, 2022 and February 28, 2021 were as follows:

	February 28, 2022	February 28, 2021

Cash and cash equivalents	$1,494,001	$1,332,529
Restricted cash	623,458	389,721
Total cash and restricted cash	$2,117,459	$1,722,250

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months ended February 28, 2022 and February 28, 2021:

	For three months ended February 28, 2022	For three months ended February 28, 2021

Revenue recognized at a point in time
Sign Shop Revenue	$91	$3,002
Settlement Revenue	6,750	95,307
Total revenue at a point in time	6,841	98,309
Revenue recognized over time
Royalty revenue	414,221	346,660
Franchise fees	8,977	16,839
License fees	4,378	6,750
Gift card revenue	2,203	1,561
Nontraditional revenue	56,921	51,310
Marketing fund revenue	244,735	201,476
Total revenue over time	731,435	624,596
Grand Total	$738,276	$722,905

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	February 28, 2022	November 30, 2021
Liabilities
Contract liabilities - current	$899,607	$861,615
Contract liabilities - long-term	111,703	110,855
Total Contract Liabilities	$1,011,310	$972,470

	February 28, 2022	November 30, 2021
Contracts at beginning of period	$972,470	$697,763

Revenue Recognized during period	(337,211)	(1,063,614)
Additions during period	376,051	1,338,321
Contracts at end of period	$1,011,310	$972,470

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2022	$55,034	(a)
2023	20,256
2024	18,125
2025	17,958
2026	13,908
Thereafter	46,445
Total	$171,726

(a) represents the estimate for the remainder of 2022

4. Units Open and Under Development

Units which are open or under development at February 28, 2022 are as follows:

	February 28, 2022	February 28, 2021
Stores open:
Franchisee-owned stores	69	71
Licensed Units	4	3
	73	74

Unopened stores with Franchise Agreements	2	1

Total operating units and units with Franchise Agreements	75	75

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2022	February 28, 2021
Numerator:
Net income available to common shareholders	$62,889	$333,245

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.01	$0.05

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2022 and February 28, 2021, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the COVID-19 pandemic has caused significant disruption to our industry, the Company was able to adjust expenses and get a Paycheck Protection Program loan for fiscal 2020 and early 2021. Our franchise systems sales recovered to pre-pandemic levels in middle 2021 and, the royalty sales numbers continue to stay consistent with the pre-pandemic numbers. Based on the qualitative analysis conducted during the quarter, management does not believe that an impairment exists at February 28, 2022.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 28, 2022 the remaining lease term was 25 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

7. Lease Commitments (continued)

Gross future minimum annual rental commitments as of February 28, 2022 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2022	86,865
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	$245,364

Present Value Discount	(11,317)
Present Value	$234,047

Short-term lease liability	$108,241
Long-term lease liability	125,806
Total Operating Lease Liability	$234,047

8. Paycheck Protection Program Loan

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

9. Income Taxes

For the three months ended February 28, 2022 the Company recorded deferred taxes of $17,000 and current tax expense of $8,750 for an effective tax rate of 29.0% compared to $11,000 of current tax expense and $21,000 of deferred tax expense February 28, 2021 for an effective tax rate of 8.8%. The significant reduction in the 2021 effective tax rate is because of the nontaxable Paycheck Protection Program loan forgiveness in December 2020 of $228,000.

10. Stockholder’s Equity

On March 7, 2022 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of March 29, 2022, payable April 18, 2022. On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

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

10. Stockholder’s Equity (continued)

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

General

There are 69 franchised and 4 licensed units at February 28, 2022 compared to 71 franchised and 3 licensed units at February 28, 2021.  System-wide revenues for the three months ended February 28, 2022 were $8.6 million and February 28, 2021 was $7.3 million.

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

As of February 28, 2022, the Company employed 13 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2022 versus Three Months Ended February 28, 2021

For the three months ended February 28, 2022 and February 28, 2021, the Company reported net income of $63,000 and $333,000, respectively. Total revenue of $738,000 increased $15,000, or 2.1%, for the three months ended February 28, 2022, as compared to total revenue of $723,000 for the three months ended February 28, 2021.

Royalty fee revenue of $414,000, for the quarter ended February 28, 2022, increased $67,000, or 19.3%, from the $347,000 for quarter ended February 28, 2021. In 2021 there was still some slight COVID-19 concerns for restaurant patrons which is reflected in the lower royalty sales volume.

Franchise fee revenue of $9,000, for the quarter ended February 28, 2022, decreased $8,000, or 47.1%, from the $17,000 for the quarter ended February 28, 2021. First quarter 2022 included a transfer fee and normal monthly franchise fee amortization revenue, compared to 2021 which had no transfers and included $12,000 of franchise fee termination revenue and normal monthly franchise amortization revenue.

Licensing fee and other income of $70,000, for the quarter ended February 28, 2022, decreased $88,000 or 55.7% from $158,000 for same quarter 2021. Settlement income decreased $88,000 in the first quarter 2022 compared to same period 2021 because of a store closure settlement.

Marketing Fund revenues of $245,000, for the quarter ended February 28, 2022, increased $44,000, or 21.9% from $201,000 for the quarter ended February 28, 2021. The primary reason Marketing Fund revenue increased in 2022 is that store revenues increased in 2022.

Total operating expenses of $650,000, for the quarter ended February 28, 2022, increased $64,000, or 10.9% from $586,000 for the quarter ended February 28, 2021. The increase was primarily related to an increase in Marketing Fund expenses of $44,000, payroll expense of $26,000, employee benefit expense of $4,000 and general operating expenses of $4,000, offset by a $14,000 decrease in professional fees.

For the three months ended February 28, 2022 the provision for income tax was $26,000, compared to a $32,000 tax provision for the three months ending February 28, 2021.

Earnings per share, as reported for basic and diluted outstanding shares for the quarter ended February 2022 and 2021 was $0.01 and $0.05, respectively. In 2021 the Paycheck Protection Program loan forgiveness accounted for $0.03 of the $0.05 earnings per share.

Liquidity and Capital Resources

At February 28, 2022, the Company had working capital of $1,159,000 and unrestricted cash of $1,494,000. At February 28, 2021 the Company had working capital of $976,000 and unrestricted cash of $1,333,000.

During the three months ended February 28, 2022, the Company had net income of $63,000 and operating activities provided cash of $142,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2022 was depreciation and amortization of $1,000, deferred tax expense of $17,000 and noncash lease expense of $25,000, less the recovery of uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $37,000. During the three months ended February 28, 2021, the Company had net income of $333,000 and operating activities provided cash of $162,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2021 was depreciation and amortization of $1,000, deferred tax expense of $21,000 and noncash lease expense of $25,000, less PPP loan forgiveness of $228,000 and the provision for uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $10,000.

The Company had investing activities of $10,000 for an equipment deposit for the three months ended February 28, 2022 and no investing activity in same period 2021.

Cash distributions/dividends used $73,000 in financing activities for the three months ending February 28, 2022 and 2021.

Cash Distribution and Dividend Policy

The Company continues to monitor any possibly re-occurring impact of the Coronavirus variants on its operations when determining the future cash distribution/dividend payments. It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For fiscal 2022 a $0.01 cash distribution has been declared for the first and second quarters.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2022, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2022.

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2024 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2021, filed with the Securities and Exchange Commission on February 25, 2022.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2022 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months of fiscal year 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

(a)  EXHIBITS

The following exhibits are filed herewith.

INDEX NUMBER	DESCRIPTION

3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)

4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)

4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)

4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)

4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)

4.5	Preferred Shares Rights Agreement Amendment No. 4 (See Form 8-K filed February 22, 2019)

4.6	Preferred Shares Rights Agreement Amendment No. 5 (See Form 8-K filed March 8, 2021)

21.1	List of Subsidiaries of the Company

31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002

32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BAB, Inc.

Dated: April 13, 2022	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer