Form 10-Q
period 2022-05-31
BAB, INC.
filed 2022-07-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2022
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of July 13, 2022 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2022	November 30, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,451,214	$1,462,026
Restricted cash	707,311	596,132
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $12,850 in 2022 and $13,878 in 2021 )	81,913	91,306
Marketing fund contributions receivable from franchisees and stores	29,877	26,086
Prepaid expenses and other current assets	87,260	88,315
Total Current Assets	2,357,575	2,263,865

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2022 and $158,666 in 2021)	-	748
Deposit on equipment	41,700	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $133,811 in 2022 and $131,042 in 2021)	20,818	22,664
Operating lease right of use	173,222	217,648
Total Noncurrent Assets	2,190,956	2,196,276
Total Assets	$4,548,531	$4,460,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$7,797	$2,064
Income tax payable	25,564	14,223
Accrued expenses and other current liabilities	265,186	316,544
Unexpended marketing fund contributions	731,675	620,535
Deferred franchise fee revenue	31,282	34,545
Deferred licensing revenue	14,583	3,571
Current portion operating lease liability	110,106	106,392
Total Current Liabilities	1,186,193	1,097,874

Long-term Liabilities (net of current portion)
Operating lease liability	97,602	153,702
Deferred franchise revenue	121,991	110,557
Deferred tax liability	197,614	164,114
Deferred licensing revenue	-	298
Total Long-term Liabilities	417,207	428,671

Total Liabilities	$1,603,400	$1,526,545

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2022 and November 30, 2021	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2022 and November 30, 2021	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2022 and November 30, 2021	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,327,379)	(11,338,914)
Total Stockholders' Equity	2,945,131	2,933,596
Total Liabilities and Stockholders' Equity	$4,548,531	$4,460,141

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Six Months Ended May 31, 2022 and May 31, 2021

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2022	2021	2022	2021
REVENUES
Royalty fees from franchised stores	$465,491	$420,726	$879,712	$767,386
Franchise Fees	9,102	9,172	18,079	26,011
Licensing fees and other income	73,729	68,435	144,072	226,365
Marketing fund revenue	276,110	250,486	520,845	451,962

Total Revenues	824,432	748,819	1,562,708	1,471,724

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	253,502	230,725	489,631	440,495
Occupancy	33,303	34,644	66,885	69,350
Advertising and promotion	5,153	1,619	8,486	3,187
Professional service fees	19,616	22,353	63,901	80,390
Travel	5,855	365	7,672	1,392
Employee benefit expenses	35,732	31,896	77,860	69,894
Depreciation and amortization	1,284	1,119	2,594	2,333
Marketing fund expenses	276,110	250,486	520,845	451,962
Other	61,928	53,444	104,316	93,586
Total Operating Expenses	692,483	626,651	1,342,190	1,212,589
Income from operations	131,949	122,168	220,518	259,135
Interest income	58	111	129	234
Loan forgiveness	-	-	-	228,155
Income before provision for income taxes	132,007	122,279	220,647	487,524
Provision for income taxes
Current tax expense	21,591	7,500	30,341	18,500
Deferred tax	16,500	28,000	33,500	49,000
Net Income	$93,916	$86,779	$156,806	$420,024

Net Income per share - Basic and Diluted	$0.01	$0.01	$0.02	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.02	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For Six Months Ended May 31, 2022 and May 31, 2021

(Unaudited)

	May 31, 2022	May 31, 2021
Operating activities
Net Income	$156,806	$420,024
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	2,594	2,333
Deferred tax expense	33,500	49,000
Provision for uncollectible accounts, net of recoveries	(1,028)	(1,226)
Noncash lease expense	49,656	49,656
Loan forgiveness	-	(228,155)
Changes in:
Trade accounts receivable and notes receivable	10,421	(1,019)
Marketing fund contributions receivable	(3,791)	(6,868)
Prepaid expenses and other	1,053	28,360
Accounts payable	(8,490)	(264)
Accrued liabilities	(25,793)	(5,916)
Unexpended marketing fund contributions	111,140	95,928
Deferred revenue	18,885	(11,921)
Operating lease liability	(57,616)	(56,291)
Net Cash Provided by Operating Activities	287,337	333,641

Investing activities
Purchase of equipment	(41,700)	-
Net Cash Used In Investing Activities	(41,700)	-

Financing activities
Cash distributions/dividends	(145,270)	(145,271)
Net Cash Used In Financing Activities	(145,270)	(145,271)

Net Increase in Cash and Restricted Cash	100,367	188,370
Cash and Restricted Cash - Beginning of Period	2,058,158	1,632,923
Cash and Restricted Cash - End of Period	$2,158,525	$1,821,293

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$38,100	$1,700

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2022 and May 31, 2021

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2022, the Company had 68 franchise units and 4 licensed units in operation in 20 states. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2022 and May 31, 2021 were as follows:

	May 31, 2022	May 31, 2021

Cash and cash equivalents	$1,451,214	$1,360,173
Restricted cash	707,311	461,120
Total cash and restricted cash	$2,158,525	$1,821,293

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months and six months ended May 31, 2022 and May 31, 2021:

	For three months ended May 31, 2022	For three months ended May 31, 2021	For six months ended May 31, 2022	For six months ended May 31, 2021

Sign Shop revenue	$3,205	$3,617	$3,296	$6,619
Settlement revenue	10,000	-	16,750	95,308
Total revenue at a point in time	13,205	3,617	20,046	101,927
Revenue recognized over time
Royalty revenue	465,491	420,726	879,712	767,386
Franchise fees	9,102	9,172	18,079	26,011
License fees	4,378	1,375	8,756	8,125
Gift card revenue	357	1,396	2,560	2,956
Nontraditional revenue	55,789	62,047	112,710	113,357
Marketing fund revenue	276,110	250,486	520,845	451,962
Total revenue over time	811,227	745,202	1,542,662	1,369,797
Grand total	$824,432	$748,819	$1,562,708	$1,471,724

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	May 31, 2022	November 30, 2021
Liabilities
Contract liabilities - current	$981,737	$861,615
Contract liabilities - long-term	121,991	110,855
Total Contract Liabilities	$1,103,728	$972,470

	May 31, 2022	November 30, 2021
Contracts at beginning of period	$972,470	$697,763

Revenue Recognized during period	(593,477)	(1,063,614)
Additions during period	724,735	1,338,321
Contracts at end of period	$1,103,728	$972,470

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2022	$40,875	(a)
2023	20,458
2024	19,125
2025	18,958
2026	14,908
Thereafter	53,532
Total	$167,856

(a) represents the estimate for the remainder of 2022

4. Units Open and Under Development

Units which are open or under development at May 31, 2022 are as follows:

	May 31, 2022	May 31, 2021
Stores open:
Franchisee-owned stores	68	70
Licensed Units	4	3
	72	73

Unopened stores with Franchise Agreements	2	2

Total operating units and units with Franchise Agreements	74	75

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2022	May 31, 2021	May 31, 2022	May 31, 2021
Numerator:
Net income available to common shareholders	$93,916	$86,779	$156,806	$420,024

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.01	$0.01	$0.02	$0.06

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2022 and February 28, 2021, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during the quarter, management does not believe that an impairment existed at February 28, 2022 and 2021. Management reviewed the assessment as of May 31, 2022 and there were no material changes.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2022 the remaining lease term was 21 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

7. Lease Commitments (continued)

Gross future minimum annual rental commitments as of May 31, 2022 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2022	58,057
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	216,556

Present Value Discount	(8,848)
Present Value	$207,708

Short-term lease liability	$110,106
Long-term lease liability	97,602
Total Operating Lease Liability	$207,708

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

9. Income Taxes

For the six months ended May 31, 2022 the Company recorded deferred taxes of $33,500 and current tax expense of $30,341 for an effective tax rate of 28.9% compared to $18,500 of current tax expense and $49,000 of deferred tax expense for the six months ended May 31, 2021 for an effective tax rate of 13.8%. The reduction in the 2021 effective tax rate relates to the nontaxable Paycheck Protection Program loan forgiveness in December 2020 of approximately $228,000.

10. Stockholder’s Equity

On June 3, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2022, payable July 11, 2022. On March 7, 2022 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of March 29, 2022, paid April 18, 2022. On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

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

General

There are 68 franchised and 4 licensed units at May 31, 2022 compared to 70 franchised and 3 licensed units at May 31, 2021.  System-wide revenues for the six months ended May 31, 2022 were $18.3 million and May 31, 2021 was $15.6 million.

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

As of May 31, 2022, the Company employed 12 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2022 versus Three Months Ended May 31, 2021

For the three months ended May 31, 2022 and May 31, 2021, the Company reported net income of $94,000 and $87,000, respectively. Total revenue of $824,000 increased $75,000, or 10%, for the three months ended May 31, 2022, as compared to total revenue of $749,000 for the three months ended May 31, 2021.

Royalty fee revenue of $465,000, for the quarter ended May 31, 2022, increased $44,000, or 10.5%, from the $421,000 for quarter ended May 31, 2021. In 2021 there was still some slight COVID-19 concerns for restaurant patrons which is reflected in the lower royalty sales volume.

Franchise fee revenue were $9,000, for the quarters ended May 31, 2022 and 2021. Second quarter for both years included one transfer and monthly franchise fee amortization.

Licensing fee and other income of $74,000, for the quarter ended May 31, 2022, increased $6,000 or 8.8% from $68,000 for same quarter 2021.

Marketing Fund revenues of $276,000, for the quarter ended May 31, 2022, increased $25,000, or 10.0% from $251,000 for the quarter ended May 31, 2021. The primary reason Marketing Fund revenue increased in 2022 is that store revenues increased in 2022.

Total operating expenses of $692,000, for the quarter ended May 31, 2022, increased $65,000, or 10.4% from $627,000 for the quarter ended May 31, 2021. The increase was primarily related to an increase in Marketing Fund expenses of $25,000, payroll expense of $23,000, employee benefit expense of $4,000, travel expense of $6,000, franchise development of $5,000 and advertising and promotion of $3,000, offset by a decrease in general operating expenses of $1,000.

For the three months ended May 31, 2022 the provision for income tax was $38,000, compared to $35,000 for the three months ending May 31, 2021.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters was $0.01 for quarters ended May 2022 and 2021.

Six Months Ended May 31, 2022 versus Six Months Ended May 31, 2021

For the six months ended May 31, 2022 and May 31, 2021, the Company reported net income of $157,000 and $420,000, respectively. Total revenue of $1,563,000 increased $91,000, or 6.2%, for the six months ended May 31, 2022, as compared to total revenue of $1,472,000 for the six months ended May 31, 2021.

Royalty fee revenue of $880,000, for the six months ended May 31, 2022, increased $113,000, or 14.7%, from the $767,000 for six months ended May 31, 2021. In 2021 there was still some slight COVID-19 concerns for restaurant patrons which is reflected in the lower royalty sales volume.

Franchise fee revenues of $18,000, for the six months ended May 31, 2022, decreased $8,000, or 30.8%, from the $26,000 for the six months ended May 31, 2021. The $8,000 decrease was driven by several factors. For the six month period ended May 31, 2022, in addition to the normal franchise fee amortization, the Company recorded revenue for two store transfers. For the six months ended May 31, 2021, the Company recognized additional franchise fee amortization of $12,000 related to a store that closed prior to the end of its ten year franchise agreement, and revenue related to one store transfer.

Licensing fee and other income of $144,000, for the six months ended May 31, 2022, decreased $82,000 or 36.3% from $226,000 for same period 2021. For the six months ended May 31, 2022 there was a $79,000 decrease in settlement income because a store closed and paid settlement fee to close, there was a $3,000 decrease in Sign Shop revenue and a $1,000 decrease in nontraditional revenue in 2022 compared to same period 2021.

Marketing Fund revenues of $521,000, for the six months ended May 31, 2022, increased $69,000, or 15.3% from $452,000 for the six months ended May 31, 2021. The primary reason Marketing Fund revenue increased for the six months of 2022 were increased store revenues in 2022. In 2021 there was still some slight COVID-19 concerns for restaurant patrons which is reflected in the lower royalty sales volume.

Total operating expenses of $1,342,000, for the six months ended May 31, 2022, increased $129,000, or 10.6% from $1,213,000 for the same period 2021. The increase was primarily related to an increase in Marketing Fund expenses of $68,000, a $50,000 increase in salaries with an additional Business Consultant and a salary increase January 2022 for all employees, $9,000 increase in franchise development, a $6,000 increase in travel, an $8,000 increase in employee benefits and a $5,000 increase in advertising in 2022 compared to same period 2021. This was offset by a $17,000 decrease in professional fees consisting of legal and accounting fees in 2022 compared to same period 2021.

For the six months ended May 31, 2022 the provision for income tax was $64,000 compared to a $68,000 income tax provision for the six months ending May 31, 2021. In 2022 deferred taxes were $17,000 versus 2021 of $49,000 in deferred taxes. The federal and state effective tax rate used to compute income tax expense is a federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect.

In fiscal 2021, the Company’s income included the $228,000 of forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the customary effective tax rate used to compute income tax expense.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 2022 and 2021 were $0.02 and $0.06, respectively. In 2021 the Paycheck Protection Program loan forgiveness accounted for $0.03 of the $0.06 earnings per share.

Liquidity and Capital Resources

At May 31, 2022, the Company had working capital of $1,171,000 and unrestricted cash of $1,451,000. At May 31, 2021 the Company had working capital of $1,050,000 and unrestricted cash of $1,360,000.

During the six months ended May 31, 2022, the Company had net income of $157,000 and operating activities provided cash of $287,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2022 was depreciation and amortization of $3,000, deferred tax expense of $34,000 and noncash lease expense of 50,000, less the recovery of uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $45,000. During the six months ended May 31, 2021, the Company had net income of $420,000 and operating activities provided cash of $334,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2021 was depreciation and amortization of $2,000, deferred tax expense of $49,000 and noncash lease expense of $50,000, less PPP loan forgiveness of $228,000 and the recovery of uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $42,000.

The Company had investing activities of $42,000 for an equipment deposit for the six months ended May 31, 2022 and no investing activity in same period 2021.

Cash distributions/dividends used $145,000 in financing activities for the six months ending May 31, 2022 and 2021.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2022 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months of fiscal year 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: July 13, 2022	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer