Form 10-Q
period 2022-08-31
BAB, INC.
filed 2022-10-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2022
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of October 13, 2022 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2022	November 30, 2021
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,543,815	$1,462,026
Restricted cash	844,041	596,132
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $11,134 in 2022 and $13,878 in 2021 )	47,035	91,306
Marketing fund contributions receivable from franchisees and stores	12,912	26,086
Lease receivable	5,697	-
Prepaid expenses and other current assets	134,879	88,315
Total Current Assets	2,588,379	2,263,865
Property, plant and equipment (net of accumulated depreciation of $159,414 in 2022 and $158,666 in 2021)	-	748
Lease receivable	39,881	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $133,811 in 2022 and $131,042 in 2021)	19,895	22,664
Operating lease right of use	150,569	217,648
Total Noncurrent Assets	2,165,561	2,196,276
Total Assets	$4,753,940	$4,460,141
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,915	$2,064
Income tax payable	50,810	14,223
Accrued expenses and other current liabilities	299,020	316,544
Unexpended marketing fund contributions	836,448	620,535
Deferred franchise fee revenue	18,811	34,545
Deferred licensing revenue	6,190	3,571
Current portion operating lease liability	111,987	106,392
Total Current Liabilities	1,328,181	1,097,874
Long-term Liabilities (net of current portion)
Operating lease liability	69,088	153,702
Deferred franchise revenue	122,205	110,557
Deferred tax liability	197,614	164,114
Deferred licensing revenue	-	298
Total Long-term Liabilities	388,907	428,671
Total Liabilities	$1,717,088	$1,526,545
Stockholders’ Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2022 and November 30, 2021	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2022 and November 30, 2021	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2022 and November 30, 2021	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,235,658)	(11,338,914)
Total Stockholders' Equity	3,036,852	2,933,596
Total Liabilities and Stockholders' Equity	$4,753,940	$4,460,141

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Nine Months Ended August 31, 2022 and August 31, 2021

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2022	2021	2022	2021
REVENUES
Royalty fees from franchised stores	$481,833	$454,814	$1,361,545	$1,222,200
Franchise Fees	15,882	4,274	33,961	30,285
Licensing fees and other income	97,172	66,052	241,244	292,417
Marketing fund revenue	287,402	263,613	808,279	715,575

Total Revenues	882,289	788,753	2,445,029	2,260,477

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	229,434	206,897	719,065	647,392
Occupancy	34,694	31,650	101,579	101,000
Advertising and promotion	671	6,999	9,157	10,186
Professional service fees	17,784	12,301	81,685	92,691
Travel	2,785	1,040	10,457	2,432
Employee benefit expenses	33,315	25,998	111,175	95,892
Depreciation and amortization	923	1,373	3,517	3,706
Marketing fund expenses	287,402	263,613	808,279	715,575
Other	46,333	40,698	150,649	134,284
Total Operating Expenses	653,341	590,569	1,995,563	1,803,158
Income from operations	228,948	198,184	449,466	457,319
Interest income	153	98	282	332
Loan forgiveness	-	-	-	228,155
Income before provision for income taxes	229,101	198,282	449,748	685,806
Provision for income taxes
Current tax expense	64,746	13,020	95,087	31,520
Deferred tax	-	52,500	33,500	101,500
Net Income	$164,355	$132,762	$321,161	$552,786

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.04	$0.08

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.03	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For Nine Months Ended August 31, 2022 and August 31, 2021

(Unaudited)

	August 31, 2022	August 31, 2021
Operating activities
Net Income	$321,161	$552,786
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	3,517	3,706
Deferred tax expense	33,500	101,500
Provision for uncollectible accounts, net of recoveries	(2,744)	(1,851)
Noncash lease expense	74,484	74,483
Sales-type lease income	(5,319)
Loan forgiveness	-	(228,155)
Changes in:
Trade accounts receivable and notes receivable	48,456	(13,562)
Marketing fund contributions receivable	13,174	(10,522)
Prepaid expenses and other	(88,263)	(11,940)
Accounts payable	(11,372)	(6,535)
Accrued liabilities	33,285	34,102
Unexpended marketing fund contributions	215,913	187,716
Deferred revenue	(1,765)	(2,278)
Operating lease liability	(86,424)	(84,436)
Net Cash Provided by Operating Activities	547,603	595,014

Investing activities
Purchase of equipment	-	(2,525)
Net Cash Used In Investing Activities	-	(2,525)

Financing activities
Cash distributions/dividends	(217,905)	(217,905)
Net Cash Used In Financing Activities	(217,905)	(217,905)

Net Increase in Cash and Restricted Cash	329,698	374,584
Cash and Restricted Cash - Beginning of Period	2,058,158	1,632,923
Cash and Restricted Cash - End of Period	$2,387,856	$2,007,507

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$80,800	$1,700
Supplemental disclosure of non-cash operating activities:
Net investment in lease receivable	$47,019	$-

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended August 31, 2022 and August 31, 2021

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2022, the Company had 69 franchise units and 4 licensed units in operation in 21 states. There is 1 unit under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Lease Receivable

The Company leases restaurant equipment to a certain franchisee under a sales-type lease agreement. Under the terms of the agreement, title to the equipment passes to the customer once all lease payments have been made and a reasonable buy-out fee is paid. The Company retains title or a security interest in the equipment until such time. The sales and cost of sales are recognized at the inception of the lease. The profit or loss on the issuance of the lease is recorded in the period of commencement. The investment in sales-type leases consists of the sum of the minimum lease payments receivable less unearned interest income and, if applicable, estimated executory cost. Minimum lease payments are part of the lease agreement between the Company (as the lessor) and the franchisee (as the lessee). The discount rate implicit in the lease is used to calculate the present value of minimum lease payments. The minimum lease payments consist of the gross lease payments net of executory costs, if any. Unearned interest income is amortized to income over the lease term to produce a constant periodic rate of return on net investment in the lease. While revenue is recognized at the inception of the lease, the cash flow from the sales-type lease occurs over the course of the lease, which results in interest income and reduction of receivables.

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

2. Summary of Significant Accounting Policies (continued)

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2022 and August 31, 2021 were as follows:

	August 31, 2022	August 31, 2021

Cash and cash equivalents	$1,543,815	$1,457,922
Restricted cash	844,041	549,585
Total cash and restricted cash	$2,387,856	$2,007,507

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

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months and nine months ended August 31, 2022 and August 31, 2021:

	For three months ended August 31, 2022	For three months ended August 31, 2021	For nine months ended August 31, 2022	For nine months ended August 31, 2021
Revenue recognized at a point in time
Sign Shop revenue	$-	$1,182	$3,296	$7,801
Settlement revenue	-	4,200	16,750	99,508
Lease income	5,319	-	5,319	-
Total revenue at a point in time	5,319	5,382	25,365	107,309
Revenue recognized over time
Royalty revenue	481,833	454,814	1,361,545	1,222,200
Franchise fees	15,882	4,274	33,961	30,285
License fees	4,609	1,375	13,365	9,500
Gift card revenue	952	590	3,512	3,546
Nontraditional revenue	86,292	58,705	199,002	172,062
Marketing fund revenue	287,402	263,613	808,279	715,575
Total revenue over time	876,970	783,371	2,419,664	2,153,168
Grand total	$882,289	$788,753	$2,445,029	$2,260,477

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	August 31, 2022	November 30, 2021

Liabilities
Contract liabilities - current	$1,045,245	$861,615
Contract liabilities - long-term	122,205	110,855
Total Contract Liabilities	$1,167,450	$972,470

	August 31, 2022	November 30, 2022
Contracts at beginning of period	$972,470	$697,763
Revenue Recognized during period	(890,692)	(1,063,614)
Additions during period	1,085,672	1,338,321
Contracts at end of period	$1,167,450	$972,470

3. Revenue Recognition (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2022	$12,089	(a)
2023	24,169
2024	27,286
2025	14,687
2026	10,728
Thereafter	58,247
Total	$147,206

(a) represents the estimate for the remainder of 2022

4. Units Open and Under Development

Units which are open or under development at August 31, 2022 are as follows:

	August 31, 2022	August 31, 2021
Stores open:
Franchisee-owned stores	69	71
Licensed Units	4	3
	73	74
Unopened stores with Franchise
Agreements	1	2
Total operating units and units with Franchise Agreements	74	76

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2022	August 31, 2021	August 31, 2022	August 31, 2021
Numerator:
Net income available to common stockholders	$164,355	$132,762	$321,161	$552,786

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.04	$0.08

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2022 and February 28, 2021, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during the quarter, management does not believe that an impairment existed at February 28, 2022 and 2021. Management reviewed the assessment as of August 31, 2022 and there were no material changes.

7. Lease Receivable Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At August 31, 2022, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the quarter ended August 31, 2022, the Company recorded revenue from the sale of the lease of $5,319. The income is included in Licensing fees and other income on the Consolidated Statements of Income for the three and nine months ended August 31, 2022. The Company also recorded interest income of $130.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of August 31, 2022 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2022	1,450
2023	6,283
2024	6,283
2025	6,283
2026	6,283
thereafter	20,750
Total Undiscounted Lease Payments	47,332

Unamortized interest income	(1,754)
Lease receivable, net	$45,578

Short-term lease receivable	$5,697
Long-term lease receivable	39,881
Total lease receivable	$45,578

8. Lease Commitments

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2022 the remaining lease term was 18 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2022 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2022	29,249
2023	118,322
2024	40,177
Total Undiscounted Rent Payments	187,748

Present Value Discount	(6,673)
Present Value	$181,075

Short-term lease liability	$111,987
Long-term lease liability	69,088
Total Operating Lease Liability	$181,075

9. Paycheck Protection Program Loan

On May 1, 2020, BAB Systems, Inc. received loan proceeds of $228,155 from Lake Forest Bank and Trust Company, N.A., pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title 1 of the CARES Act, which was enacted March 27, 2020.

On December 9, 2020 the PPP loan in the amount of $228,155 and related accrued interest was forgiven by the Small Business Administration (“SBA”). The amount forgiven is recognized as loan forgiveness income during the first quarter ended February 28, 2021.

10. Income Taxes

For the nine months ended August 31, 2022 the Company recorded deferred taxes of $33,500 and current tax expense of $95,087 for an effective tax rate of 28.6% compared to $31,520 of current tax expense and $101,500 of deferred tax expense for the six months ended August 31, 2021 for an effective tax rate of 19.4%. The reduction in the 2021 effective tax rate relates to the nontaxable Paycheck Protection Program loan forgiveness in December 2020 of approximately $228,000.

11. Stockholder’s Equity

On September 9, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2022, payable October 20, 2022. On June 3, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2022, paid July 11, 2022. On March 7, 2022 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of March 29, 2022, paid April 18, 2022. On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

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

General

There are 69 franchised and 4 licensed units at August 31, 2022 compared to 71 franchised and 3 licensed units at August 31, 2021.  System-wide revenues for the nine months ended August 31, 2022 were $28.3 million and August 31, 2021 was $25.5 million.

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

As of August 31, 2022, the Company employed 12 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2022 versus Three Months Ended August 31, 2021

For the three months ended August 31, 2022 and August 31, 2021, the Company reported net income of $164,000 and $133,000, respectively. Total revenue of $882,000 increased $93,000, or 11.8%, for the three months ended August 31, 2022, as compared to total revenue of $789,000 for the three months ended August 31, 2021.

Royalty fee revenue of $482,000, for the quarter ended August 31, 2022, increased $27,000, or 5.9%, from the $455,000 for quarter ended August 31, 2021. The increase in royalties for the quarter ended August 31, 2022 compared to the quarter ended August 31, 2021, was primarily due to franchisees’ continued increase in usage of online ordering and delivery services in their areas, combined with the fact that COVID-19 still had some impact on restaurant patronage during the summer of 2021.

Franchise fee revenue was $16,000, for the quarter ended August 31, 2022 and $4,000 for 2021. In the third quarter 2022 there was one store opened and one transfer compared to no store openings or transfers in 2021. Licensing fee and other income of $97,000, for the quarter ended August 31, 2022, increased $31,000 or 47.0% from $66,000 for same quarter 2021.

Marketing Fund revenues of $287,000, for the quarter ended August 31, 2022, increased $23,000, or 8.7% from $264,000 for the quarter ended August 31, 2021. The primary reason Marketing Fund revenue increased in 2022 is that store revenues increased in 2022.

Total operating expenses of $653,000, for the quarter ended August 31, 2022, increased $62,000, or 10.5% from $591,000 for the quarter ended August 31, 2021. The increase was primarily related to an increase in Marketing Fund expenses of $23,000, payroll expense of $22,000, employee benefit expense of $7,000, travel expense of $2,000, franchise development of $8,000, occupancy expense of $3,000 and professional services of $6,000, offset by a decrease in advertising and promotion of $6,000 and general operating expenses of $2,000.

For the three months ended August 31, 2022 the provision for income tax was $65,000, compared to $66,000 for the three months ending August 31, 2021.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters was $0.02 for quarters ended August 2022 and 2021.

Nine Months Ended August 31, 2022 versus Nine Months Ended August 31, 2021

For the nine months ended August 31, 2022 and August 31, 2021, the Company reported net income of $321,000 and $553,000, respectively. Total revenue of $2,445,000 increased $185,000, or 8.2%, for the nine months ended August 31, 2022, as compared to total revenue of $2,260,000 for the nine months ended August 31, 2021.

Royalty fee revenue of $1,362,000, for the nine months ended August 31, 2022, increased $140,000, or 11.5%, from the $1,222,000 for nine months ended August 31, 2021. The increase in royalties for the nine months ended August 31, 2022 was primarily due to franchisees’ continued increase in usage of online ordering and delivery services in their areas, combined with the fact that COVID-19 still had some impact on restaurant patronage during the same period in 2021.

Franchise fee revenues of $34,000, for the nine months ended August 31, 2022, decreased $4,000, or 13.3%, from the $30,000 for the nine months ended August 31, 2021. The $4,000 decrease was driven by several factors. For the nine-month period ended August 31, 2022, in addition to the normal franchise fee amortization, the Company recorded revenue for three store transfers and one store opening. For the nine months ended August 31, 2021, the Company had one store transfer and recognized additional franchise fee amortization of $14,000 related to a store that closed prior to the end of its ten-year franchise agreement.

Licensing fee and other income of $241,000, for the nine months ended August 31, 2022, decreased $51,000 or 17.5% from $292,000 for same period 2021. For the nine months ended August 31, 2022 there was an $83,000 decrease in settlement income because a store closed and paid settlement fee to close, there was a $4,000 decrease in Sign Shop revenue, offset by an increase of $31,000 in license and nontraditional revenue, and an increase in lease income of $5,000 in 2022 compared to same period 2021.

Marketing Fund revenues of $808,000, for the nine months ended August 31, 2022, increased $92,000, or 12.8% from $716,000 for the nine months ended August 31, 2021. The primary reason Marketing Fund revenue increased for the nine months of 2022 were increased store revenues in 2022. In 2021 there was still some slight COVID-19 concerns for restaurant patrons which is reflected in the lower royalty sales volume.

Total operating expenses of $1,996,000, for the nine months ended August 31, 2022, increased $193,000, or 10.7% from $1,803,000 for the same period 2021. The increase was primarily related to an increase in Marketing Fund expenses of $92,000, a $72,000 increase in salaries with an additional Business Consultant and a salary increase January 2022 for all employees, a $15,000 increase in employee benefits, an $8,000 increase in travel and an increase in franchise development of $18,000. This was offset by an $11,000 decrease in professional services and a $1,000 decrease in advertising and promotion.

For the nine months ended August 31, 2022 the provision for income tax was $129,000 compared to a $133,000 income tax provision for the nine months ending August 31, 2021. In 2022 deferred taxes were $34,000 versus 2021 of $102,000 in deferred taxes. The federal and state effective tax rate used to compute income tax expense is a federal rate of 21% and a state rate of 7.11%, which is net of the federal tax effect.

In fiscal 2021, the Company’s income included the $228,000 of forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the customary effective tax rate used to compute income tax expense.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 2022 and 2021 were $0.04 and $0.08, respectively. In 2021 the Paycheck Protection Program loan forgiveness accounted for $0.03 of the $0.08 earnings per share.

Liquidity and Capital Resources

At August 31, 2022, the Company had working capital of $1,260,000 and unrestricted cash of $1,544,000. At August 31, 2021 the Company had working capital of $1,172,000 and unrestricted cash of $1,458,000.

During the nine months ended August 31, 2022, the Company had net income of $321,000 and operating activities provided cash of $548,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2022 was depreciation and amortization of $4,000, deferred tax expense of $34,000 and noncash lease expense of 74,000, less the recovery of uncollectible accounts of $3,000 and $5,000 in sales-type lease income. In addition, changes in operating assets and liabilities increased cash by $123,000. During the nine months ended August 31, 2021, the Company had net income of $553,000 and operating activities provided cash of $595,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2021 was depreciation and amortization of $4,000, deferred tax expense of $102,000 and noncash lease expense of $74,000, less PPP loan forgiveness of $228,000 and the recovery of uncollectible accounts of $2,000. In addition, changes in operating assets and liabilities increased cash by $93,000.

The Company had no investing activity in 2022 compared to $3,000 for the same period 2021.

Cash distributions/dividends used $218,000 in financing activities for the nine months ending August 31, 2022 and 2021.

Cash Distribution and Dividend Policy

The Company continues to monitor any possibly re-occurring impact of the Coronavirus variants on its operations when determining the future cash distribution/dividend payments. It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For fiscal 2022 a $0.01 cash distribution has been declared for the first and second and third quarters.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2022 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months of fiscal year 2022 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: October 13, 2022	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer