Form 10-K
period 2022-11-30
BAB, INC.
filed 2023-02-24
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $4,191,429 based on 4,817,754 shares held by nonaffiliates as of May 31, 2022; Closing price ($0.87) for said shares in the NASDAQ OTCQB Marketplace as of such date.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 24, 2023.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2022, the Company had 68 franchise units and 4 licensed units in operation in 20 states. There are 2 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. BAB units are primarily concentrated in the Midwest and Western United States.  The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery®” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products.  The SweetDuet® is a branded self-serve frozen yogurt that can be added as an additional brand in a BAB location.  Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

The Company is leveraging on the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

Net Income

The Company reported net income of $432,000 for fiscal year ended November 30, 2022 and net income of $651,000 for fiscal year ended November 30, 2021. November 30, 2022 net operating income was $608,000 compared to $542,000 in 2021.

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

SUPPLIERS

The Company's major suppliers are Coffee Bean International, Dawn Food Products, Inc., Coca-Cola, SYSCO and Gordon Food Service.  The Company is not dependent on any of these suppliers for future growth and profitability since like products that may be purchased from these suppliers is available from other sources.

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

The Company believes the primary direct competitors of its bagel units are Panera Bread Company, Bruegger's Bagel Bakery and Einstein Bros. Bagels. There are several other regional bagel chains with fewer than 65 stores, as well as numerous small, independently owned bagel bakeries and national fast-food restaurants such as Dunkin’ and McDonald’s, all of which may compete with the Company. There is no major national competitor in the muffin business, but there are a number of regional and local operators. Additionally, the Company competes directly with a number of national, regional and local coffee competitors.

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

The Company competes for qualified franchisees with a wide variety of investment opportunities in the restaurant business, as well as other industries. Investment opportunities in the bagel bakery cafe business include franchises offered by Einstein Bros. Bagels, Bruegger's Bagel Bakery and Panera Bread Company.  The Company's continued success is dependent on its reputation for providing high quality and value with respect to its service, products and franchises. This reputation is affected by the performance of its franchise stores and licensed units that sell branded products over which the Company has limited control.

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

The trademarks and service marks "Big Apple Bagels®," "My Favorite Muffin®," “SweetDuet®”and "Brewster's® Coffee" are registered under applicable federal trademark law. The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery®” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products.  These marks are licensed by the Company to its franchisees pursuant to Franchise Agreements.   In February 1999, the Company acquired the trademark of "Jacobs Bros. Bagels®" upon purchasing certain assets of Jacobs Bros. The "Jacobs Bros. Bagels®" mark is also registered under applicable federal trademark law.

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

EMPLOYEES

As of November 30, 2022, the Company employed 12 full time persons in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2022 and 2021.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2022	Low	High
First quarter	0.75	0.91
Second quarter	0.82	0.95
Third quarter	0.79	1.00
Fourth quarter	0.68	0.89

Year Ended: November 30, 2021	Low	High
First quarter	0.52	0.71
Second quarter	0.65	0.75
Third quarter	0.70	0.81
Fourth quarter	0.72	0.87

As of February 24, 2023, the Company's Common Stock was held by 119 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 24, 2023, is approximately 1,100 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 07, 2022 the Board of Directors declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

On September 9, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2022, paid October 20, 2022. On June 3, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2022, paid July 11, 2022. On March 7, 2022 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of March 29, 2022, paid April 18, 2022. On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

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

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2022, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2022.

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

GENERAL

The Company has 68 franchised and 4 licensed units with 2 units under development at the end of 2022. Units in operation and under development at the end of 2021 included 68 franchised and 4 licensed units and 3 units under development.  System-wide revenues were $38.2 million in 2022 and $35.0 million in 2021.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2022 COMPARED TO YEAR 2021

Total revenues from all sources increased $215,000, or 7.0%, to $3,287,000 in 2022 from $3,072,000 in the prior year. Marketing revenue increased $100,000 in 2022 compared to 2021, franchise fee revenue increased $4,000 in 2022 versus 2021, royalty revenue increased $159,000 and licensing and other revenue decreased $49,000 in 2022 compared to 2021.

Royalty fee revenue of $1,838,000, for the fiscal year ended November 30, 2022, increased $159,000, or 9.5%, from the $1,679,000 for fiscal year ended November 30, 2021. The increase in royalties for the fiscal year ended November 30, 2022 was primarily due to franchisees continued increase in usage of online ordering and delivery services in their areas, combined with the fact that COVID-19 still had some impact on restaurant patronage during early fiscal 2021. In addition, many franchisees during fiscal 2022 raised prices as was common in the restaurant industry.

Franchise fee revenue increased $4,000, or 8.2%, to $53,000 in 2022 as compared to $49,000 in 2021. In 2022 there were five transfers, one store closed that had not been fully amortized resulting in $5,000 in franchise fees recognized and one store opened resulting in $6,000 in franchise fee in addition to the normal monthly amortization. In 2021 there were four transfers, one store closed that had not been fully amortized resulting in $12,000 of franchise fees recognized in addition to normal monthly amortization.

Licensing fees and other income decreased $49,000, or 13.5%, to $314,000 in 2022 compared to $363,000 in 2021.  Marketing fund revenues increased $100,000, or 10.2% to $1,081,00 in 2022 compared to $981,000 in 2021.

Total operating expenses in 2022 were $2,679,000, or 81.5% of revenues, compared to $2,530,000, or 82.4% of revenues in 2021. Total operating expenses in 2022 increased $149,000, or 5.9%, compared to 2021.

The increase in operating expenses of $149,000, or 5.9% in 2022 was primarily due to an increase in marketing expenses of $100,000, employee benefit expenses increased $12,000, professional fee expense increased $11,000, travel expenses increased $6,000 and other expenses increased $28,000 compared to 2021. These were offset by a decrease in advertising and promotion expense of $8,000 in fiscal 2022 compared to the same period 2021.

Interest income was less than $1,000 in 2022 and 2021.

In 2022 there was an income tax expense of $176,000 which includes $117,000 of noncash deferred tax expense, $37,000 of federal income tax, which was net of an NOL carryover and $22,000 of state taxes. There was an income tax expense in 2021 of $119,000 which includes $79,000 of noncash deferred tax expense and $40,000 of state income tax expense. There were no 2021 federal income taxes because of utilization of NOL carryforwards. There was net income of $432,000 in 2022 versus a net income of $651,000, including the non-taxable Payroll Protection Loan forgiveness of $228,000 in 2021.

Total operating income before interest and taxes was $608,000 in 2022 or 18.5% of revenue as compared to $542,000 or 17.6% of revenue in the prior year. In 2022 and 2021 earnings per share for basic and diluted outstanding shares was $0.06 and $0.09, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At November 30. 2022, the Company had working capital of $1,386,000 and unrestricted cash of $1,623,000. At November 30, 2021, the Company had working capital of 1,166,000 and unrestricted cash of $1,462,000.

During fiscal 2022, the Company had net income of $432,000 and operating activities which provided cash of $135,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $118,000 and noncash lease expense of $99,000, less the recovery of uncollectible accounts of $1,000 and $5,000 in sales-type lease income. In addition, changes in other operating assets and liabilities decreased cash a total of $512,000. During fiscal 2021, the Company had net income of $651,000 and operating activities which provided cash of $718,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $5,000, deferred tax expense of $79,000 and noncash lease expense of $99,000, less the recovery of uncollectible accounts of $3,000. In addition, changes in other operating assets and liabilities increased cash a total of $115,000.

During fiscal 2022, the Company used no funds for investing activities and during fiscal 2021, the Company used $3,000 for investing activities for equipment purchases and trademark renewals.

Financing activities in fiscal 2022 and fiscal 2021 included cash used for distributions/dividend payments to common stockholders of $291,000.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2022 and 2021, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the Covid-19 Pandemic caused significant disruption to our industry, the Company has returned to growth of royalty revenues. For the twelve months ended November 30, 2022 royalty revenues were up 9.4% from same period 2021 and 11.7% from the same period 2019 (pre-pandemic). Management reviewed and updated the qualitative assessment conducted during the first quarter 2022 at year end and does not believe that any impairment exists at November 30, 2022.

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

Deferred Taxes

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. As of November 30, 2022 the company no longer had net operating loss carryforwards where at November 30, 2021 the company had net operating loss carryforwards which will be utilized of approximately $160,000 on the fiscal year 2022 tax returns filed in 2023.

Lease Receivables Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At November 30, 2022, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the period ended November 30, 2022, the Company recorded revenue from the sale of the lease of $5,319. The income is included in Licensing fees and other income on the Consolidated Statements of Income for fiscal 2022. The Company also recorded interest income from the lease of $256.

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

Franchise and related revenue (continued)

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

Gift card breakage revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Included in accounts payable and accrued expenses at November 30, 2022 and 2021 were liabilities of $239,000 and $210,000, respectively for unredeemed gift cards.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2023. The Company will adopt ASU 2016-13 for fiscal year ending November 30, 2025 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2025 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2022 and 2021

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2022 and 2021, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of goodwill and indefinite-lived intangible assets

At November 30, 2022, the Company’s goodwill was $1,493,771 and indefinite-lived intangible assets were $461,445. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment either qualitatively or quantitively at least annually, or more frequently if indicators of impairment require the performance of interim impairment assessment. During the year ended November 30, 2022, management qualitatively assessed goodwill to determine whether additional quantitative testing was necessary.

Auditing the accounting for goodwill and indefinite-lived intangible assets was highly judgmental due to the qualitative nature of the goodwill impairment evaluation, and the subjectivity in determining whether it is more likely than not that the fair value of goodwill and indefinite-lived intangible assets are less than the carrying amount.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included obtaining an understanding and evaluating the design and operating effectiveness of controls over the Company’s process of accounting for goodwill and indefinite-lived intangible assets, and evaluating events and circumstances identified by management to support an assertion that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount. Relevant events and circumstances evaluated included general macroeconomic conditions, industry and market conditions in which the Company operates, changes in cost factors, overall financial performance, including both actual and expected performance, entity-specific events, changes in share price, both in absolute terms and relative to peers, and any applicable quantitative analysis used to support qualitative discussions.

/s/ Sassetti LLC
Oak Brook, Illinois
February 24, 2023

We have served as the Company’s auditor since 2007.

2107 Swift Drive, Suite 210, Oak Brook, IL 60523 ▪ 708.386.1433 ▪ www.sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2022 and 2021

	November 30, 2022	November 30, 2021
	(audited)	(audited)
ASSETS
Current Assets
Cash	$1,623,256	$1,462,026
Restricted cash	279,405	596,132
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $10,873 in 2022 and $13,878 in 2021 )	73,972	91,306
Marketing fund contributions receivable from franchisees and stores	12,811	26,086
Lease receivable	5,827	-
Prepaid expenses and other current assets	159,226	88,315
Total Current Assets	2,154,497	2,263,865

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2022 and $158,666 in 2021)	-	748
Lease receivable	38,305	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $134,733 in 2022 and $131,042 in 2021)	18,972	22,664
Operating lease right of use	127,617	217,648
Total Noncurrent Assets	2,140,110	2,196,276
Total Assets	$4,294,607	$4,460,141

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$5,803	$2,064
Income tax payable	-	14,223
Accrued expenses and other current liabilities	324,718	316,544
Unexpended marketing fund contributions	291,387	620,535
Deferred franchise fee revenue	33,487	34,545
Deferred licensing revenue	298	3,571
Current portion operating lease liability	113,883	106,392
Total Current Liabilities	769,576	1,097,874

Long-term Liabilities (net of current portion)
Operating lease liability	39,819	153,702
Deferred franchise revenue	128,465	110,557
Deferred tax liability	281,700	164,114
Deferred licensing revenue	-	298
Total Long-term Liabilities	449,984	428,671
Total Liabilities	$1,219,560	$1,526,545

Commitments and contingencies
Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2022 and November 30, 2021	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2022 and November 30, 2021	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2022 and November 30, 2021	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,197,463)	(11,338,914)
Total Stockholders' Equity	3,075,047	2,933,596
Total Liabilities and Stockholders' Equity	$4,294,607	$4,460,141

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2022 and 2021

	2022	2021
REVENUES
Royalty fees from franchised stores	$1,838,276	$1,678,970
Franchise Fees	53,149	49,595
Licensing fees and other income	314,342	362,943
Marketing fund revenue	1,081,320	980,630

Total Revenues	3,287,087	3,072,138

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	969,796	970,465
Occupancy	133,089	133,247
Advertising and promotion	14,800	22,980
Professional service fees	112,608	101,168
Travel	16,332	9,930
Employee benefit expenses	145,245	133,132
Depreciation and amortization	4,440	5,116
Marketing fund expenses	1,081,320	980,630
Other	201,690	173,746
Total Operating Expenses	2,679,320	2,530,414
Income from operations	607,767	541,724
Interest income	412	417
Loan forgiveness	-	228,155
Income before provision for income taxes	608,179	770,296
Provision for income taxes
Current tax expense	58,601	40,000
Deferred tax	117,586	79,174
Total Tax Provision.	176,187	119,174

Net Income	$431,992	$651,122

Net Income per share - Basic and Diluted	$0.06	$0.09

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.04	$0.04

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2022 and 2021

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit
November 30, 2020	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,699,496)	$2,573,014

Dividends Declared						(290,540)	(290,540)

Net Income						651,122	651,122

November 30, 2021	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,338,914)	$2,933,596

Dividends Declared						(290,541)	(290,541)

Net Income						431,992	431,992

November 30, 2022	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,197,463)	$3,075,047

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2022 and 2021

	November 30, 2022	November 30, 2021
Operating activities
Net Income	$431,992	$651,122
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	4,440	5,116
Deferred tax expense	117,586	79,174
Provision for uncollectible accounts, net of recoveries	(633)	(3,474)
Noncash lease expense	99,312	99,311
Sales-type lease income	(5,319)
Loan forgiveness	-	(228,155)
Changes in:
Trade accounts receivable and notes receivable	(17,960)	(24,863)
Marketing fund contributions receivable	13,275	(8,542)
Prepaid expenses and other	(73,797)	8,408
Accounts payable	(10,484)	6,008
Accrued liabilities	8,174	27,656
Unexpended marketing fund contributions	(329,148)	233,418
Deferred revenue	13,279	(13,855)
Operating lease liability	(115,673)	(113,024)
Net Cash Provided by Operating Activities	135,044	718,300

Investing activities
Purchase of equipment	-	(2,525)
Net Cash Used In Investing Activities	-	(2,525)

Financing activities
Cash distributions/dividends	(290,541)	(290,540)
Net Cash Used In Financing Activities	(290,541)	(290,540)

Net (Decrease)/Increase in Cash and Restricted Cash	(155,497)	425,235
Cash and Restricted Cash - Beginning of Period	2,058,158	1,632,923
Cash and Restricted Cash - End of Period	$1,902,661	$2,058,158

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$138,500	$38,420
Supplemental disclosure of non-cash operating activities:
Net investment in lease receivable	$47,019	$-

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2022, the Company had 68 franchise units and 4 licensed units in operation in 20 states. There are 2 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees. Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, Big Apple Bagels cream cheese and Brewster's coffee) to franchisees, licensees and other approved customers.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. BAB units are primarily concentrated in the Midwest and Western United States. The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery®” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products. The SweetDuet® is a branded self-serve frozen yogurt that can be added as an additional brand in a BAB location. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

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

November 30, 2022 and 2021

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days. The balances of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at November 30, 2022.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2022 and 2021, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the Covid-19 Pandemic caused significant disruption to our industry, the Company has returned to growth of royalty revenues. For the twelve months ended November 30, 2022 royalty revenues were up 9.4% from same period 2021 and 11.7% from the same period 2019 (pre-pandemic). Management reviewed and updated the qualitative assessment conducted during the first quarter 2022 at year end and does not believe that any impairment exists at November 30, 2022.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2020	$1,493,771	$461,445	$23,707	$1,978,923
Additions	-	-	2,525	2,525
Amortization expense	-	-	(3,568)	(3,568)
Net Balance as of November 30, 2021	$1,493,771	$461,445	$22,664	$1,977,880
Additions	-	-	-	-
Amortization expense	-	-	(3,692)	(3,692)
Net Balance as of November 30, 2022	$1,493,771	$461,445	$18,972	$1,974,188

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $15,000 and $23,000 in 2022 and 2021, respectively.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2022 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2022 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return, for the years ending November 30, 2019, 2020 and 2021 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2023. The Company will adopt ASU 2016-13 for fiscal year ending November 30, 2025 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2025 and the adoption of this guidance is not expected to have any material impact on the Company’s financial position, cash flows or results of operations.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2022 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Note 2 - Summary of Significant Accounting Policies (continued)

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2022 and November 30, 2021 were as follows:

	November 30, 2022	November 30, 2021

Cash and cash equivalents	$1,623,256	$1,462,026
Restricted cash	279,405	596,132
Total cash and restricted cash	$1,902,661	$2,058,158

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

	2022	2021
Numerator:
Net income available to common stockholders	$431,992	$651,122

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.06	$0.09

At November 30, 2022 and 2021, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

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

November 30, 2022 and 2021

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and are reassessed each quarter.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Note 3 - Revenue Recognition

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2022 and 2021:

	For year ended November 30, 2022	For year ended November 30, 2021

Revenue recognized at a point in time
Sign Shop revenue	$3,296	$8,093
Settlement revenue	16,750	99,647
Lease income	5,319
Total revenue at a point in time	25,365	107,740
Revenue recognized over time
Royalty revenue	1,838,276	1,678,970
Franchise fees	53,149	49,595
License fees	17,743	11,800
Gift card revenue	4,665	4,123
Nontraditional revenue	266,569	239,280
Marketing fund revenue	1,081,320	980,630
Total revenue over time	3,261,722	2,964,397
Grand total	$3,287,087	$3,072,138

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	November 30, 2022	November 30, 2021
Liabilities
Contract liabilities - current	$563,895	$861,615
Contract liabilities - long-term	128,465	110,855
Total Contract Liabilities	$692,360	$972,470

	November 30, 2022	November 30, 2021
Contracts at beginning of period	$972,470	$697,763
Revenue Recognized during period	(1,742,303)	(1,063,614)
Additions during period	1,462,193	1,338,321
Contracts at end of period	$692,360	$972,470

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Contract balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2023	1	33,487
2024	1	26,652
2025	1	18,345
2026	1	15,907
2027	1	14,120
Thereafter	1	53,441
Total		$161,952

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

Note 4 - Units Open, Licensed and Under Development

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	November 30, 2022	November 30, 2021
Stores open:
Franchisee-owned stores	68	68
Licensed Units	4	4
	72	72

Unopened stores with Franchise Agreements	2	3

Total operating units and units with Franchise Agreements	74	75

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Note 5 – Income Taxes

The components of the Company’s provision for income taxes are as follows:

	2022	2021
Current
Federal	$36,501	$-
State	22,100	40,000
Deferred	117,586	79,174
Total	$176,187	$119,174

In fiscal 2022 the federal and state effective tax rates were within the customary statutory tax rate of federal 21% and a state rate of 7.11%. In fiscal 2021, the Company’s income included the $228,000 of PPP loan forgiveness, but it is excluded from federal and state tax calculations as a permanent difference, thereby reducing the federal and state effective rate from the customary statutory tax rate used to compute income tax expense at the federal rate of 21% and a state rate of 7.11%.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2022	2021

Federal income tax provision computed at federal statutory rate	$128,012	$161,762
State income taxes, net of federal tax provision	43,341	54,768
Change in valuation allowance, utilization of NOL's and other adjustments	4,834	(97,356)
Income Tax Provision	$176,187	$119,174

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Note 5 – Income Taxes (continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2022	2021
Deferred revenue	$44,682	$41,876
Marketing Fund net contributions	78,541	165,600
Allowance for doubtful accounts and notes receivable	3,056	3,901
Accrued expenses	60,868	52,907
Operating lease liability	43,206	73,112
Net operating loss carryforwards	-	33,652
Total Deferred Income Tax Asset	$230,353	$371,048

Depreciation and amortization	$(476,180)	$(473,971)
Right of use lease asset	(35,873)	(61,191)
Total Deferred Income Tax Liabilities	$(512,053)	$(535,162)

Total Net Deferred Tax Liability	$(281,700)	$(164,114)

As of November 30, 2022 the Company has no unused net operating loss carryforwards. On November 30, 2021 the Company had estimated realizable net operating loss carryforwards of approximately $160,000 that will be utilized for the fiscal 2022 U.S. federal income tax return to be filed in 2023.

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income. There is no valuation allowance established for 2022 and 2021 because it is expected that all NOLs will be utilized with the filing of the federal 2022 tax return.

The Company’s income tax returns, which are filed as a consolidated return for the years ending November 30, 2019, 2020 and 2021 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

On December 07, 2022 the Board of Directors declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

On September 9, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2022, paid October 20, 2022. On June 3, 2022 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2022, paid July 11, 2022. On March 7, 2022 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of March 29, 2022, paid April 18, 2022. On December 06, 2021 the Board of Directors declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

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

November 30, 2022 and 2021

Note 6 – Stockholders’ Equity (continued)

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

Note 7 – Lease Receivables Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At November 30, 2022, management does not believe the unguaranteed residual asset value of $4,800 to be impaired. The equipment is owned by BAB Systems, Inc., and title will not pass to lessee until all payments are made, including the final buy-out payment. The equipment value is collateral for the outstanding balance of the lease receivable, and the Company manages the risk associated with the residual value by requiring the lessee to use the equipment within specified parameters. A Business Consultant employed by BAB Systems, Inc. makes annual visits and reviews the usage and condition of the leased equipment.

During the period ended November 30, 2022, the Company recorded lease revenue, which is included in licensing fees and others and interest related to the lease as follows:

November 30, 2022
Lease income	$5,319
Lease interest	256
Total lease revenue fiscal 2022	$5,575

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of November 30, 2022 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2023	6,283
2024	6,283
2025	6,283
2026	6,283
2027	6,404
thereafter	14,225
Total Undiscounted Lease Payments	45,761

Unamortized interest income	(1,629)
Lease receivable, net	$44,132

Short-term lease receivable	$5,827
Long-term lease receivable	38,305
Total lease receivable	$44,132

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2022 and 2021 were $91,100 and $91,300, respectively. At November 30, 2022, the remaining lease term was 16 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2022, are as follows:

Year Ending November 30:	Undiscounted Rent Payments

2023	118,322
2024	40,177
$158,499

Present Value Discount	(4,797)
Present Value	$153,702

Short-term lease liability	$113,883
Long-term lease liability	39,819
$153,702

Note 9– Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2022 and 2021 the Company’s employer match was $40,100 and $34,800, respectively. There were no Company discretionary contributions in 2022 or 2021.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2022 and 2021

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2022 and 2021, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls or in other factors that could materially affect these controls over financial reporting during the last fiscal year. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2022.

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

Identification of Directors

The following two directors are independent directors:

Steven G. Feldman became a director of the Company in May 2003. Mr. Feldman brings 26 plus years of experience in business, sales and marketing as the CEO of Techcare, LLC (1987-2011), an IT managed services firm in Deerfield, IL that was purchased in 2011 by All Covered, a Division of Konica Minolta Solutions, USA, Inc., and four years (2019-2022) as CFO for an IT firm based in California. Mr. Feldman earned his degree in accounting and his CPA at the University of Illinois at Champaign-Urbana.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	66	Chief Executive Officer, President and Director
Michael K. Murtaugh	78	Vice President, General Counsel, Secretary and Director
Geraldine Conn	71	Chief Financial Officer and Treasurer
Steven G. Feldman	66	Director
James A. Lentz	75	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2022 and 2021 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)	Total ($)
Michael W. Evans	2022	215,243	15,000	-	-	-	-	9,210	239,453
President and CEO	2021	205,488	34,060	-	-	-	-	9,582	249,130

Michael K. Murtaugh	2022	154,967	10,000	-	-	-	-	5,312	170,279
Vice President and General Counsel	2021	147,944	24,522	-	-	-	-	5,553	178,019

Geraldine Conn	2022	114,216	-	-	-	-	-	4,569	118,785
Chief Financial Officer	2021	109,676	7,700	-	-	-	-	4,695	122,071

In fiscal 2022 and fiscal 2021 bonuses were earned and a portion was paid and a portion was waived by Mr Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds.

(1)	401(k) matching funds:

2022 M. Evans $9,210; M. Murtaugh $5,312; G. Conn $4,569

2021 M. Evans $9,582; M. Murtaugh $5,553; G. Conn $4,695

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2022:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2022:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2022

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	3,100	-	-	-	-	-	3,100

James Lentz	2,800	-	-	-	-	-	2,800

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 24, 2023 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 24, 2023 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,432,468(1)	19.72

Michael K. Murtaugh 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	968,054	13.33

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300	.28

Steven G. Feldman 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	10,000	.14

James A. Lentz 1415 College Lane South Wheaton, IL 60189	14,932	.21

Camelot Event-Driven Fund Frank Funds 781 Crandon Blvd, Unit 602 Key Biscayne, FL 33149	479,411	6.6

Executive officers and directors as a group (5 persons)	2,445,754(1)	33.67

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2022 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2022 and 2021 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $53,500 and $50,600 for fiscal 2022 and 2021, respectively.

Tax compliance services provided by Sassetti LLC were $10,600 and $10,000 for fiscal 2022 and 2021.

During the years ended November 30, 2022 and 2021, Sassetti LLC did not perform any other services for the Company.

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
(1)

Financial Statements

Consolidated Balance Sheets as at November 30, 2022 and 2021 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2022 and 2021 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

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

Dated: February 24, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 24, 2023
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2023
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 24, 2023
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 24, 2023
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 24, 2023
By /s/ James A. Lentz
James A. Lentz, Director