Form 10-Q
period 2023-02-28
BAB, INC.
filed 2023-04-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2023
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

As of April 13, 2023 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2023	November 30, 2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,598,465	$1,623,256
Restricted cash	338,882	279,405
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $10,873 in 2023 and 2022)	76,153	73,972
Marketing fund contributions receivable from franchisees and stores	28,562	12,811
Lease receivable	5,845	5,827
Prepaid expenses and other current assets	129,561	159,226
Total Current Assets	2,177,468	2,154,497

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2023 and 2022)	-	-
Lease receivable	36,838	38,305
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $135,656 in 2023 and $134,733 in 2022)	18,049	18,972
Operating lease right of use	104,363	127,617
Total Noncurrent Assets	2,114,466	2,140,110
Total Assets	$4,291,934	$4,294,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$25,488	$5,803
Accrued expenses and other current liabilities	330,151	324,718
Unexpended marketing fund contributions	368,462	291,387
Deferred franchise fee revenue	29,145	33,487
Deferred licensing revenue	20,000	298
Current portion operating lease liability	115,796	113,883
Total Current Liabilities	889,042	769,576

Long-term Liabilities (net of current portion)
Operating lease liability	10,009	39,819
Deferred franchise revenue	146,086	128,465
Deferred tax liability	281,700	281,700
Total Long-term Liabilities	437,795	449,984
Total Liabilities	$1,326,837	$1,219,560

Commitments and contingencies

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2023 and November 30, 2022	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2023 and November 30, 2022	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2023 and November 30, 2022	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,307,413)	(11,197,463)
Total Stockholders' Equity	2,965,097	3,075,047
Total Liabilities and Stockholders' Equity	$4,291,934	$4,294,607

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months February 28, 2023 and February 28, 2022

(Unaudited)

	February 28, 2023	February 28, 2022
REVENUES
Royalty fees from franchised stores	$442,608	$414,221
Franchise Fees	4,347	8,977
Licensing fees and other income	60,320	70,343
Marketing fund revenue	238,318	244,735

Total Revenues	745,593	738,276

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	271,719	236,129
Occupancy	34,648	33,582
Advertising and promotion	2,801	3,333
Professional service fees	53,052	44,285
Travel	1,231	1,817
Employee benefit expenses	39,322	42,128
Depreciation and amortization	923	1,310
Marketing fund expenses	238,318	244,735
Other	54,180	42,389
Total Operating Expenses	696,194	649,708
Income from operations	49,399	88,568
Interest income	121	71
Income before provision for income taxes	49,520	88,639
Provision for income taxes
Current tax expense	14,200	8,750
Deferred tax	-	17,000
Total Tax Provision.	14,200	25,750

Net Income	$35,320	$62,889

Net Income per share - Basic and Diluted	$0.00	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.02	$0.01

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For Three Months Ended February 28, 2023 and February 28, 2022

(Unaudited)

	February 28, 2023	February 28, 2022
Operating activities
Net Income	$35,320	$62,889
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	923	1,310
Deferred tax expense	-	17,000
Provision for uncollectible accounts, net of recoveries	-	(511)
Noncash lease expense	24,827	24,827
Changes in:
Trade accounts receivable and notes/lease receivable	(732)	23,489
Marketing fund contributions receivable	(15,751)	1,780
Prepaid expenses and other	29,665	(1,945)
Accounts payable	19,685	11,632
Accrued liabilities	5,433	(13,098)
Unexpended marketing fund contributions	77,075	21,041
Deferred revenue	32,981	22,755
Operating lease liability	(29,470)	(28,808)
Net Cash Provided by Operating Activities	179,956	142,361

Investing activities
Purchase of equipment	-	(10,425)
Net Cash Used In Investing Activities	-	(10,425)

Financing activities
Cash distributions/dividends	(145,270)	(72,635)
Net Cash Used In Financing Activities	(145,270)	(72,635)

Net Increase in Cash and Restricted Cash	34,686	59,301
Cash and Restricted Cash - Beginning of Period	1,902,661	2,058,158
Cash and Restricted Cash - End of Period	$1,937,347	$2,117,459

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$1,000

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three Months Ended February 28, 2023 and February 28, 2022

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 28, 2023, the Company had 68 franchise units and 4 licensed units in operation in 20 states. There are 2 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2022 which was filed February 24, 2023. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at February 28, 2023.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2023. The Company will adopt ASU 2016-13 for fiscal year ending November 30, 2025.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2025.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 28, 2023 and February 28, 2022 were as follows:

	February 28, 2023	February 28, 2022

Cash and cash equivalents	$1,598,465	$1,494,001
Restricted cash	338,882	623,458
Total cash and restricted cash	$1,937,347	$2,117,459

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

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months ended February 28, 2023 and February 28, 2022:

	Three months ended February 28, 2023	Three months ended February 28, 2022

Revenue recognized at a point in time
Sign Shop revenue	$156	$91
Settlement revenue	6,500	6,750
Total revenue at a point in time	6,656	6,841
Revenue recognized over time
Royalty revenue	442,608	414,221
Franchise fees	4,347	8,977
License fees	4,147	4,378
Gift card revenue	305	2,203
Nontraditional revenue	49,212	56,921
Marketing fund revenue	238,318	244,735
Total revenue over time	738,937	731,435
Grand total	$745,593	$738,276

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	February 28, 2023	November 30, 2022
Liabilities
Contract liabilities - current	$661,426	$563,895
Contract liabilities - long-term	146,086	128,465
Total Contract Liabilities	$807,512	$692,360

	February 28, 2023	November 30, 2022
Contracts at beginning of period	$692,360	$972,470

Revenue Recognized during period	(334,202)	(1,742,303)
Additions during period	449,354	1,462,193
Contracts at end of period	$807,512	$692,360

3. Revenue Recognition (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2023	24,586	(a)
2024	33,082
2025	30,633
2026	15,668
2027	13,968
Thereafter	57,294
Total	$175,231

(a) represents the estimate for the remainder of 2023

4. Units Open and Under Development

Units which are open or under development at February 28, 2023 and 2022 are as follows:

	February 28, 2023	February 28, 2022
Stores open:
Franchisee-owned stores	68	69
Licensed Units	4	4
	72	73
Unopened stores with Franchise Agreements	2	2

Total operating units and units with Franchise Agreements	74	75

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	February 28, 2023	February 28, 2022
Numerator:
Net income available to common stockholders	$35,320	$62,889

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.00	$0.01

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2023 and February 28, 2022, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during the quarter, management does not believe that an impairment existed at February 28, 2023.

7. Lease Receivable Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At February 28, 2023, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the first quarter ending February 28, 2023, the Company recorded interest income from the lease receivable of $121.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of February 28, 2023 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2023	$4,712
2024	6,283
2025	6,283
2026	6,283
2027	6,283
thereafter	14,347
Total Undiscounted Lease Payments	$44,191

Unamortized interest income	(1,508)
Lease receivable, net	$42,683

Short-term lease receivable	$5,845
Long-term lease receivable	36,838
Total lease receivable	$42,683

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 28, 2023 the remaining lease term was 13 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of February 28, 2023 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2023	88,852
2024	40,177
Total Undiscounted Rent Payments	$129,029

Present Value Discount	(3,224)
Present Value	$125,805

Short-term lease liability	$115,796
Long-term lease liability	10,009
Total Operating Lease Liability	$125,805

9. Income Taxes

For the three months ended February 28, 2023 the Company recorded current tax expense of $14,200 for an effective tax rate of 28.7% compared to $25,750 of current and deferred tax expense for the three months ended February 28, 2022 for an effective tax rate of 29.0%.

10. Stockholder’s Equity

On March 13, 2023 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of March 30, 2023, payable on April 19, 2023. On December 07, 2022 the Board of Directors declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

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

General

There are 68 franchised and 4 licensed units at February 28, 2023 compared to 69 franchised and 4 licensed units at February 28, 2022.  System-wide revenues for the three months ended February 28, 2023 were $9.2 million and February 28, 2022 was $8.6 million.

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

As of February 28, 2023, the Company employed 12 full-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2023 versus Three Months Ended February 28, 2022

For the three months ended February 28, 2023 and February 28, 2022, the Company reported net income of $35,000 and $63,000, respectively. Total revenue of $746,000 increased $8,000, or 1.0%, for the three months ended February 28, 2023, as compared to total revenue of $738,000 for the three months ended February 28, 2022.

Royalty fee revenue of $443,000, for the quarter ended February 28, 2023, increased $29,000, or 7.0%, from the $414,000 for quarter ended February 28, 2022. The increase in royalties for the quarter ended February 28, 2023 compared to the quarter ended February 28, 2022, was primarily due to franchisees’ continued increase in usage of online ordering and delivery services in their areas and an increase in pricing.

Franchise fee revenue was $4,000, for the quarter ended February 28, 2023, decreased $5,000, or 55.6%, from $9,000 for February 28, 2022. In the first quarter 2023 there were no store transfers, compared to one transfer in same period in 2022. Licensing fee and other income of $60,000, for the quarter ended February 28, 2023, decreased $10,000 or 14.3% from $70,000 for same quarter 2022.

Marketing Fund revenues of $238,000, for the quarter ended February 28, 2023, decreased $7,000, or 2.9% from $245,000 for the quarter ended February 28, 2022.

Total operating expenses of $696,000, for the quarter ended February 28, 2023, increased $46,000, or 7.1% from $650,000 for the quarter ended February 28, 2022. The increase was primarily related to an increase in, payroll expense of $36,000. Employees received a Holiday bonus in December 2022, increasing fiscal 2023 payroll expense by $36,000 and there was no employee Holiday bonus in the same period 2022. In addition, in the first quarter of fiscal 2023, there were increases in occupancy expense of $1,000, professional services of $9,000 and other of $12,000 which included $6,000 of computer and maintenance expense, $2,000 in business insurance, $3,000 in general expenses and a change in bad debt provision of $1,000, offset by a decrease in Marketing Fund expenses of $7,000, travel expense of $1,000 and employee benefit expense of $3,000.

For the three months ended February 28, 2023 the provision for income tax was $14,000, compared to $26,000 for the three months ending February 28, 2022.

Earnings per share, as reported for basic and diluted outstanding shares for the quarters was $0.00 for quarter ended February 28, 2023 versus $0.01 For February 28, 2022.

Liquidity and Capital Resources

At February 28, 2023, the Company had working capital of $1,288,000 and unrestricted cash of $1,598,000. At February 28, 2022 the Company had working capital of $1,159,000 and unrestricted cash of $1,494,000.

During the three months ended February 28, 2023, the Company had net income of $35,000 and operating activities provided cash of $180,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2023 was depreciation and amortization of $1,000, and noncash lease expense of $25,000. In addition, changes in operating assets and liabilities increased cash by $119,000. During the three months ended February 28, 2022, the Company had net income of $63,000 and operating activities provided cash of $142,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2022 was depreciation and amortization of $1,000, deferred tax expense of $17,000 and noncash lease expense of $25,000, less the recovery of uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $37,000.

The Company had no investing activity for the first three months of 2023 compared to $10,000 for same period 2022.

Cash distributions/dividends used $145,000 in financing activities for the three months ending February 28, 2023 and $73,000 for the three months ending February 28, 2022.

Cash Distribution and Dividend Policy

The Company continues to monitor any possibly re-occurring impact of the Coronavirus variants on its operations when determining the future cash distribution/dividend payments. It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2023, a $0.01 cash distribution has been declared for the first quarter.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2023, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2023.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2023. The Company will adopt ASU 2016-13 for fiscal year ending November 30, 2025.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2019-12 are effective for public business entities for fiscal years beginning after December 15, 2023, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2019-12 for fiscal year ending November 30, 2025.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2022, filed with the Securities and Exchange Commission on February 24, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2023 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending February 28, 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: April 13, 2023	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer