Form 10-Q
period 2023-05-31
BAB, INC.
filed 2023-07-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2023
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐ No ☒

As of July 13, 2023 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2023	November 30, 2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivelants	$1,682,226	$1,623,256
Restricted cash	337,340	279,405
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $10,873 in 2023 and 2022 )	59,338	73,972
Marketing fund contributions receivable from franchisees and stores	22,366	12,811
Lease receivable	5,864	5,827
Prepaid expenses and other current assets	90,730	159,226
Total Current Assets	2,197,864	2,154,497

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2023 and 2022)	-	-
Lease receivable	35,364	38,305
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $136,579 in 2023 and $134,733 in 2022)	17,127	18,972
Operating lease right of use	80,802	127,617
Total Noncurrent Assets	2,088,509	2,140,110
Total Assets	$4,286,373	$4,294,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$14,058	$5,803
Accrued expenses and other current liabilities	345,501	324,718
Unexpended marketing fund contributions	359,877	291,387
Deferred franchise fee revenue	25,077	33,487
Deferred licensing revenue	12,500	298
Current portion operating lease liability	97,602	113,883
Total Current Liabilities	854,615	769,576

Long-term Liabilities (net of current portion)
Operating lease liability	-	39,819
Deferred franchise revenue	156,891	128,465
Deferred tax liability	255,877	281,700
Total Long-term Liabilities	412,768	449,984

Total Liabilities	$1,267,383	$1,219,560

Commitments and contingencies

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2023 and November 30, 2022	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2023 and November 30, 2022	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2023 and November 30, 2022	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,253,520)	(11,197,463)
Total Stockholders' Equity	3,018,990	3,075,047
Total Liabilities and Stockholders' Equity	$4,286,373	$4,294,607

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Six Months ended May 31, 2023 and May 31, 2022

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2023	2022	2023	2022
REVENUES
Royalty fees from franchised stores	$494,933	$465,491	$937,541	$879,712
Franchise Fees	7,054	9,102	11,401	18,079
Licensing fees and other income	75,674	73,729	135,994	144,072
Marketing fund revenue	286,739	276,110	525,057	520,845
Total Revenues	864,400	824,432	1,609,993	1,562,708

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	231,904	253,502	503,623	489,631
Occupancy	33,759	33,303	68,407	66,885
Advertising and promotion	4,904	5,153	7,705	8,486
Professional service fees	25,625	19,616	78,677	63,901
Travel	7,043	5,855	8,274	7,672
Employee benefit expenses	38,548	35,732	77,870	77,860
Depreciation and amortization	922	1,284	1,845	2,594
Marketing fund expenses	286,739	276,110	525,057	520,845
Other	63,866	61,928	118,046	104,316
Total Operating Expenses	693,310	692,483	1,389,504	1,342,190
Income from operations	171,090	131,949	220,489	220,518
Interest income	5,438	58	5,559	129
Income before provision for income taxes	176,528	132,007	226,048	220,647
Provision for income taxes
Current tax expense	75,823	21,591	90,023	30,341
Deferred tax expense (benefit)	(25,823)	16,500	(25,823)	33,500
Total Tax Provision	50,000	38,091	64,200	63,841

Net Income	$126,528	$93,916	$161,848	$156,806

Net Income per share - Basic and Diluted	$0.02	$0.01	$0.02	$0.02

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.03	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For Six Months Ended May 31, 2023 and May 31, 2022

(Unaudited)

	May 31, 2023	May 31, 2022
Operating activities
Net Income	$161,848	$156,806
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,845	2,594
Deferred tax (expense) benefit	(25,823)	33,500
Provision for uncollectible accounts, net of recoveries	-	(1,028)
Noncash lease expense	49,655	49,656
Changes in:
Trade accounts receivable and notes/lease receivable	17,538	10,421
Marketing fund contributions receivable	(9,555)	(3,791)
Prepaid expenses and other	68,496	1,053
Accounts payable	8,255	(8,490)
Accrued liabilities	20,783	(25,793)
Unexpended marketing fund contributions	68,490	111,140
Deferred revenue	32,218	18,885
Operating lease liability	(58,940)	(57,616)
Net Cash Provided by Operating Activities	334,810	287,337

Investing activities
Purchase of equipment	-	(41,700)
Net Cash Used In Investing Activities	-	(41,700)

Financing activities
Cash distributions/dividends	(217,905)	(145,270)
Net Cash Used In Financing Activities	(217,905)	(145,270)

Net Increase in Cash and Restricted Cash	116,905	100,367
Cash and Restricted Cash - Beginning of Period	1,902,661	2,058,158
Cash and Restricted Cash - End of Period	$2,019,566	$2,158,525

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$7,500	$38,100

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three and Six Months Ended May 31, 2023 and May 31, 2022

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2023, the Company had 67 franchise units and 3 licensed units in operation in 20 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at May 31, 2023.

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

Leases

The company accounts for leases under ASC 842. Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets and other current and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2023 and May 31, 2022 were as follows:

	May 31, 2023	May 31, 2022

Cash and cash equivalents	$1,682,226	$1,451,214
Restricted cash	337,340	707,311
Total cash and restricted cash	$2,019,566	$2,158,525

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

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months and six months ended May 31, 2023 and May 31, 2022:

	For three months ended May 31, 2023	For three months ended May 31, 2022	For six months ended May 31, 2023	For six months ended May 31, 2022

Revenue recognized at a point in time
Sign Shop revenue	$2,022	$3,205	$2,179	$3,296
Settlement revenue	6,000	10,000	12,500	16,750
Total revenue at a point in time	8,022	13,205	14,679	20,046
Revenue recognized over time
Royalty revenue	494,933	465,491	937,541	879,712
Franchise fees	7,054	9,102	11,401	18,079
License fees	5,443	4,378	9,589	8,756
Gift card revenue	1,796	357	2,100	2,560
Nontraditional revenue	60,413	55,789	109,626	112,710
Marketing fund revenue	286,739	276,110	525,057	520,845
Total revenue over time	856,378	811,227	1,595,314	1,542,662
Grand total	$864,400	$824,432	$1,609,993	$1,562,708

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	May 31, 2023	November 30, 2022
Liabilities
Contract liabilities - current	$613,310	$563,895
Contract liabilities - long-term	181,593	128,465
Total Contract Liabilities	$794,903	$692,360

	May 31, 2023	November 30, 2022
Contracts at beginning of period	$692,360	$972,470

Revenue Recognized during period	(711,007)	(1,742,303)
Additions during period	813,550	1,462,193
Contracts at end of period	$794,903	$692,360

3. Revenue Recognition (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2023	28,709	(a)
2024	34,782
2025	27,133
2026	17,126
2027	15,426
Thereafter	71,291
Total	$194,468

(a) represents the estimate for the remainder of 2023

4. Units Open and Under Development

Units which are open or under development at May 31, 2023 and 2022 are as follows:

	May 31, 2023	May 31, 2022
Stores open:
Franchisee-owned stores	67	68
Licensed Units	3	4
	70	72

Unopened stores with Franchise
Agreements	4	2

Total operating units and units
with Franchise Agreements	74	74

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2023	May 31, 2022	May 31, 2023	May 31, 2022
Numerator:
Net income available to common shareholders	$126,528	$93,916	$161,848	$156,806

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.01	$0.02	$0.02

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2023 and February 28, 2022, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during the quarter, management does not believe that an impairment existed at May 31, 2023.

7. Lease Receivable Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At May 31, 2023, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the six months ending May 31, 2023, the Company recorded interest income from the lease receivable of $237.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of May 31, 2023 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2023	$3,142
2024	6,283
2025	6,283
2026	6,283
2027	6,283
thereafter	14,347
Total Undiscounted Lease Payments	$42,621

Unamortized interest income	(1,393)
Lease receivable, net	$41,228

Short-term lease receivable	$5,864
Long-term lease receivable	35,364
Total lease receivable	$41,228

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2023 the remaining lease term was 10 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of May 31, 2023 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2023	59,382
2024	40,177
Total Undiscounted Rent Payments	$99,559

Present Value Discount	(1,957)
Present Value	$97,602

Short-term lease liability	$97,602
Long-term lease liability	-
Total Operating Lease Liability	$97,602

9. Income Taxes

For the three months ended May 31, 2023, the Company recorded current and deferred tax expense of $50,000 for an effective tax rate of 28.3% compared to $38,091 of current and deferred tax expense for the three months ended May 31, 2022 for an effective tax rate of 28.9%.

For the six months ended May 31, 2023, the Company recorded current and deferred tax expense of $64,200 for an effective tax rate of 28.4% compared to $63,841 of current and deferred tax expense for the six months ended May 31, 2022 for an effective tax rate of 28.9%.

10. Stockholder’s Equity

On June 6, 2023 the Board of Directors (“Board”) declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2023, payable on July 11, 2023. On March 13, 2023 the Board of Directors declared a $0.01 distribution/dividend per share to stockholders of record as of March 30, 2023, paid on April 19, 2023. On December 07, 2022 the Board of Directors declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

On September 9, 2022 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2022, paid October 20, 2022. On June 3, 2022 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2022, paid July 11, 2022. On March 7, 2022 the Board declared a $0.01 cash distribution/dividend per share to stockholders of record as of March 29, 2022, paid April 18, 2022. On December 06, 2021 the Board declared a $0.01 cash distribution/dividend per share to stockholders of record as of December 22, 2021, paid January 11, 2022.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same. On May 22, 2017 an amendment was filed extending the final expiration date to mean the seventh anniversary date of the original agreement. All other original rights and provisions remain the same. On February 22, 2019 an amendment was filed extending the final expiration date to mean the ninth anniversary date of the original agreement. All other original rights and provisions remain the same. On March 4, 2021 an amendment was filed extending the final expiration date to mean the eleventh anniversary date of the original agreement. All other original rights and provisions remain the same. On April 4, 2023 an amendment was filed extending the final expiration date to mean the fourteenth anniversary date of the original agreement. All other original rights and provisions remain the same.

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

General

There are 67 franchised and 3 licensed units at May 31, 2023 compared to 68 franchised and 4 licensed units at May 31, 2022.  System-wide revenues for the six months ended May 31, 2023 were $19.4 million and May 31, 2022 was $18.3 million.

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

As of May 31, 2023, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2023 versus Three Months Ended May 31, 2022

For the three months ended May 31, 2023 and May 31, 2022, the Company reported net income of $127,000 and $94,000, respectively. Total revenue of $864,000 increased $40,000, or 4.9%, for the three months ended May 31, 2023, as compared to total revenue of $824,000 for the three months ended May 31, 2022.

Royalty fee revenue of $495,000, for the quarter ended May 31, 2023, increased $29,000, or 6.2%, from the $466,000 for quarter ended May 31, 2022. The increase in royalties for the quarter ended May 31, 2023 compared to the quarter ended May 31, 2022, was primarily due to franchisees’ continued increase in usage of online ordering and delivery services in their areas and price increases for products sold.

Franchise fee revenue was $7,000, for the quarter ended May 31, 2023, decreased $2,000, or 22.2%, from $9,000 for May 31, 2022. In the second quarter 2023 and 2022 there was one store transfer. Licensing fee and other income of $76,000, for the quarter ended May 31, 2023, increased $2,000 or 2.7% from $74,000 for same quarter 2022.

Marketing Fund revenues of $287,000, for the quarter ended May 31, 2023, increased $11,000, or 4.0% from $276,000 for the quarter ended May 31, 2022.

Total operating expenses of $693,000, for the quarter ended May 31, 2023, increased $1,000, or 0.1% from $692,000 for the quarter ended May 31, 2022. The increase was primarily related to an increase in, marketing fund expenses of $11,000, professional services of $6,000, employee benefit expense increase of $3,000, travel expense of $1,000 and other expenses of $2,000 for the second quarter 2023 versus 2022. This was offset by a decrease in payroll expense of $22,000 which was a result of a combination of marketing fund payroll allocation adjustment and an employee changing from full time to part time in the second quarter 2023 versus 2022.

For the three months ended May 31, 2023 the provision for income tax was $50,000, compared to $38,000 for the three months ending May 31, 2022.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for quarter ended May 31, 2023 versus $0.01 for the quarter ended May 31, 2022.

Six Months Ended May 31, 2023 versus Six Months Ended May 31, 2022

For the six months ended May 31, 2023 and May 31, 2022, the Company reported net income of $162,000 and $157,000, respectively. Total revenue of $1,610,000 increased $47,000, or 3.0%, for the six months ended May 31, 2023, as compared to total revenue of $1,563,000 for the six months ended May 31, 2022.

Royalty fee revenue of $938,000, for the six months ended May 31, 2023, increased $58,000, or 6.6%, from the $880,000 for six months ended May 31, 2022. The increase was primarily due to franchisees’ continued increase in usage of online ordering and delivery services in their areas and price increases for products sold.

Franchise fee revenues of $11,000, for the six months ended May 31, 2023, decreased $7,000, or 38.9%, from the $18,000 for the six months ended May 31, 2022. For the six months ended May 31, 2023, in addition to the normal franchise fee amortization, the Company recorded revenue for one store transfer compared to two transfers in the same period 2022.

Results of Operations (continued)

Licensing fee and other income of $136,000, for the six months ended May 31, 2023, decreased $8,000 or 5.6% from $144,000 for same period 2022. For the six months ended May 31, 2023 there was a $4,000 decrease in settlement income, a $1,000 decrease in Sign Shop revenue and a $3,000 decrease in nontraditional revenue in 2023 compared to same period 2022.

Marketing Fund revenues of $525,000, for the six months ended May 31, 2023, increased $4,000, or 0.8% from $521,000 for the six months ended May 31, 2022.

Total operating expenses of $1,390,000, for the six months ended May 31, 2023, increased $48,000, or 3.6% from $1,342,000 for the same period 2022. The increase was primarily related to a $15,000 increase in legal and accounting fees, a $14,000 increase in salaries, a $5,000 increase in insurance, a $7,000 increase in outside services, a $7,000 increase in annual meeting fees and Corporate expenses and a $4,000 increase in Marketing Fund expenses. This was offset by a $4,000 decrease in franchise development and a $1,000 decrease in depreciation and amortization in the six months ended May 31,2023 compared to same period 2022.

For the six months ended May 31, 2023 the provision for income tax was $64,000 for 2023 and 2022.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 2023 and 2022 were $0.02.

Liquidity and Capital Resources

At May 31, 2023, the Company had working capital of $1,343,000 and unrestricted cash of $1,682,000. At May 31, 2022 the Company had working capital of $1,171,000 and unrestricted cash of $1,451,000.

During the six months ended May 31, 2022, the Company had net income of $162,000 and operating activities provided cash of $335,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2022 was depreciation and amortization of $2,000, and noncash lease expense of 50,000, less deferred tax reduction of $26,000. In addition, changes in operating assets and liabilities increased cash by $147,000. During the six months ended May 31, 2022, the Company had net income of $157,000 and operating activities provided cash of $287,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2022 was depreciation and amortization of $3,000, deferred tax expense of $34,000 and noncash lease expense of 50,000, less the recovery of uncollectible accounts of $1,000. In addition, changes in operating assets and liabilities increased cash by $45,000.

The Company had no investing activities for the six months ended May 31, 2023 and investing activities of $42,000 for an equipment deposit in same period 2022.

Cash distributions/dividends used $218,000 and $145,000 in financing activities for the six months ending May 31, 2023 and 2022, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2023, a $0.02 cash distribution was declared for the first quarter and a $0.01 cash distribution was been declared for the second.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2023 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending May 31, 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Amendment No. 6 to the Company’s Preferred Shares Rights Agreement dated May 6, 2013 was filed on April 4, 2023. The amendment revises the definition of “Final Expiration Date” to mean the fourteenth anniversary of the date of the Preferred Shares Rights Agreement.

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

4.7 Preferred Shares Rights Agreement Amendment No. 6 (See Form 8-K filed April 4, 2023)

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

BAB, Inc.

Dated: July 13, 2023	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer