Form 10-Q
period 2023-08-31
BAB, INC.
filed 2023-10-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2023
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐          No ☒

As of October 12, 2023 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2023	November 30, 2022
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivelants	$1,713,798	$1,623,256
Restricted cash	321,901	279,405
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $10,873 in 2023 and 2022 )	76,840	73,972
Marketing fund contributions receivable from franchisees and stores	17,111	12,811
Lease receivable	5,882	5,827
Prepaid expenses and other current assets	96,304	156,976
Total Current Assets	2,231,836	2,152,247

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2023 and 2022)	-	-
Lease receivable	33,887	38,305
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $137,559 in 2023 and $134,733 in 2022)	17,326	18,972
Operating lease right of use	56,931	127,617
Other assets	2,250	2,250
Total Noncurrent Assets	2,065,610	2,142,360
Total Assets	$4,297,446	$4,294,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$4,072	$5,803
Accrued expenses and other current liabilities	301,921	324,718
Unexpended marketing fund contributions	341,172	291,387
Deferred franchise fee revenue	33,093	33,487
Deferred licensing revenue	5,000	298
Current portion operating lease liability	69,088	113,883
Total Current Liabilities	754,346	769,576

Long-term Liabilities (net of current portion)
Operating lease liability	-	39,819
Deferred franchise revenue	143,694	128,465
Deferred tax liability	285,293	281,700
Total Long-term Liabilities	428,987	449,984
Total Liabilities	$1,183,333	$1,219,560

Commitments and contingencies

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2023 and November 30, 2022	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2023 and November 30, 2022	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2023 and November 30, 2022	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,158,397)	(11,197,463)
Total Stockholders' Equity	3,114,113	3,075,047
Total Liabilities and Stockholders' Equity	$4,297,446	$4,294,607

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Nine Months ended August 31, 2023 and August 31, 2022

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2023	2022	2023	2022
REVENUES
Royalty fees from franchised stores	$515,970	$481,833	$1,453,511	$1,361,545
Franchise Fees	11,306	15,882	22,707	33,961
Licensing fees and other income	63,889	97,172	199,883	241,244
Marketing fund revenue	345,486	287,402	870,543	808,279
Total Revenues	936,651	882,289	2,546,644	2,445,029

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	237,140	229,434	740,763	719,065
Occupancy	34,989	34,694	103,396	101,579
Advertising and promotion	2,933	671	10,638	9,157
Professional service fees	23,030	17,784	101,707	81,685
Travel	4,754	2,785	13,028	10,457
Employee benefit expenses	33,406	33,315	111,276	111,175
Depreciation and amortization	981	923	2,826	3,517
Marketing fund expenses	345,486	287,402	870,543	808,279
Other	35,128	46,333	153,174	150,649
Total Operating Expenses	717,847	653,341	2,107,351	1,995,563
Income from operations	218,804	228,948	439,293	449,466
Interest income	15,054	153	20,613	282
Income before provision for income taxes	233,858	229,101	459,906	449,748
Provision for income taxes
Current tax expense	36,684	64,746	126,707	95,087
Deferred tax expense	29,416	-	3,593	33,500
Total Tax Provision	66,100	64,746	130,300	128,587

Net Income	$167,758	$164,355	$329,606	$321,161

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.05	$0.04

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.04	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For Nine Months Ended August 31, 2023 and August 31, 2022

(Unaudited)

	August 31, 2023	August 31, 2022
Operating activities
Net Income	$329,606	$321,161
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	2,826	3,517
Deferred tax (expense) benefit	3,593	33,500
Provision for uncollectible accounts, net of recoveries	-	(2,744)
Noncash lease expense	74,483	74,484
Sales-type lease income	-	(5,319)
Changes in:
Trade accounts receivable and notes/lease receivable	1,495	48,456
Marketing fund contributions receivable	(4,300)	13,174
Prepaid expenses and other	60,672	(88,263)
Accounts payable	(1,731)	(11,372)
Accrued liabilities	(22,797)	33,285
Unexpended marketing fund contributions	49,785	215,913
Deferred revenue	19,537	(1,765)
Operating lease liability	(88,411)	(86,424)
Net Cash Provided by Operating Activities	424,758	547,603

Investing activities
Trademark Additions	(1,180)	-
Net Cash Used In Investing Activities	(1,180)	-

Financing activities
Cash distributions/dividends	(290,540)	(217,905)
Net Cash Used In Financing Activities	(290,540)	(217,905)
Net Increase in Cash and Restricted Cash	133,038	329,698
Cash and Restricted Cash - Beginning of Period	1,902,661	2,058,158
Cash and Restricted Cash - End of Period	$2,035,699	$2,387,856

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$52,500	$80,800
Net Investment in lease receivable	$-	$47,019

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three and Nine Months Ended August 31, 2023 and August 31, 2022

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2023, the Company had 66 franchise units and 3 licensed units in operation in 20 states. There are 5 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

The Company has a minority interest in Athletes HQ Systems, Inc. (“AHQ”). AHQ franchises indoor baseball and softball practice and coaching facilities with knowledgeable instructors.

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

Reclassifications

Certain prior period amounts have been reclassified for consistency with the current year presentation.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at August 31, 2023.

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

2. Summary of Significant Accounting Policies (continued)

Other Assets

Other assets include a minority investment in AHQ Systems, Inc. The shares were issued to BAB, Inc. as compensation for consulting services and are valued at $2,250. The value of the investment is immaterial and has not been adjusted to fair market value.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2023 and August 31, 2022 were as follows:

	August 31, 2023	August 31, 2022

Cash and cash equivalents	$1,713,798	$1,543,815
Restricted cash	321,901	844,041
Total cash and restricted cash	$2,035,699	$2,387,856

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

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months and nine months ended August 31, 2023 and August 31, 2022:

	For three months ended August 31, 2023	For three months ended August 31, 2022	For nine months ended August 31, 2023	For nine months ended August 31, 2022

Revenue recognized at a point in time
Sign Shop revenue	$100	$-	$2,278	$3,296
Settlement revenue	-	5,319	12,500	16,750
Lease income	-	-	-	5,319
Total revenue at a point in time	100	5,319	14,778	25,365
Revenue recognized over time
Royalty revenue	515,970	481,833	1,453,511	1,361,545
Franchise fees	11,306	15,882	22,707	33,961
License fees	3,378	4,609	12,967	13,365
Gift card revenue	1,172	952	3,273	3,512
Nontraditional revenue	59,239	86,292	168,865	199,002
Marketing fund revenue	345,486	287,402	870,543	808,279
Total revenue over time	936,551	876,970	2,531,866	2,419,664
Grand total	$936,651	$882,289	$2,546,644	$2,445,029

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	August 31, 2023	November 30, 2022
Liabilities
Contract liabilities - current	$617,372	$563,895
Contract liabilities - long-term	143,694	128,465
Total Contract Liabilities	$761,066	$692,360

	August 31, 2023	November 30, 2022
Contracts at beginning of period	$692,360	$972,470
Revenue Recognized during period	(1,139,434)	(1,742,303)
Additions during period	1,208,140	1,462,193
Contracts at end of period	$761,066	$692,360

3. Revenue Recognition (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2023	16,342	(a)
2024	26,246
2025	34,054
2026	18,632
2027	15,404
Thereafter	71,109
Total	$181,787

(a) represents the estimate for the remainder of 2023

4. Units Open and Under Development

Units which are open or under development at August 31, 2023 and 2022 are as follows:

	August 31, 2023	August 31, 2022
Stores open:
Franchisee-owned stores	66	69
Licensed Units	3	4
	69	73

Unopened stores with Franchise Agreements	5	1

Total operating units and units with Franchise Agreements	74	74

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2023	August 31, 2022	August 31, 2023	August 31, 2022
Numerator:
Net income available to common shareholders	$167,758	$164,355	$329,606	$321,161

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.05	$0.04

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 28, 2023 and February 28, 2022, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during the quarter, management does not believe that an impairment existed at August 31, 2023.

7. Lease Receivable Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At August 31, 2023, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the nine months ending August 31, 2023, the Company recorded interest income from the lease receivable of $349.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of August 31, 2023 are as follows:

Undiscounted Lease Payments
Year Ending November 30:
2023	$1,570
2024	6,283
2025	6,283
2026	6,283
2027	6,283
thereafter	14,347
Total Undiscounted Lease Payments	$41,049

Unamortized interest income	(1,280)
Lease receivable, net	$39,769

Short-term lease receivable	$5,882
Long-term lease receivable	33,887
Total lease receivable	$39,769

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2023 the remaining lease term was 7 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2023 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2023	29,911
2024	40,177
Total Undiscounted Rent Payments	$70,088

Present Value Discount	(1,000)
Present Value	$69,088

Short-term lease liability	$69,088
Long-term lease liability	-
Total Operating Lease Liability	$69,088

9. Income Taxes

For the three months ended August 31, 2023, the Company recorded current and deferred tax expense of $66,100 for an effective tax rate of 28.3% compared to $64,746 of current and deferred tax expense for the three months ended August 31, 2022 for an effective tax rate of 28.3%.

For the nine months ended August 31, 2023, the Company recorded current and deferred tax expense of $130,300 for an effective tax rate of 28.3% compared to $128,587 of current and deferred tax expense for the nine months ended August 31, 2022 for an effective tax rate of 28.6%.

10. Stockholder’s Equity

On September 12, 2023 the Board of Directors (“Board”) declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2023, payable October 18, 2023. On June 6, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2023, paid on July 11, 2023. On March 13, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of March 30, 2023, paid on April 19, 2023. On December 07, 2022 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

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

On May 6, 2013, the Board authorized and declared a dividend distribution of one right for each outstanding share of the common stock of the Company to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Shareholder Services, as rights agent.

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

General

There are 66 franchised and 3 licensed units at August 31, 2023 compared to 69 franchised and 4 licensed units at August 31, 2022.  System-wide revenues for the nine months ended August 31, 2023 were $30.2 million and August 31, 2022 was $28.3 million.

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

As of August 31, 2023, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2023 versus Three Months Ended August 31, 2022

For the three months ended August 31, 2023 and August 31, 2022, the Company reported net income of $168,000 and $164,000, respectively. Total revenue of $937,000 increased $55,000, or 6.2%, for the three months ended August 31, 2023, as compared to total revenue of $882,000 for the three months ended August 31, 2022.

Royalty fee revenue of $516,000, for the quarter ended August 31, 2023, increased $34,000, or 7.1%, from the $482,000 for quarter ended August 31, 2022. The increase in royalties for the quarter ended August 31, 2023 compared to the quarter ended August 31, 2022, was primarily due to franchisee’s continued increase in usage of online ordering and delivery services in their areas and price increases for products sold.

Franchise fee revenue was $11,000, for the quarter ended August 31, 2023, decreased $5,000, or 31.3%, from $16,000 for August 31, 2022. In the third quarter 2023 there was one store transfer and one store franchise fees written off versus one store transfer and one store opened in 2022. Licensing fee and other income of $64,000, for the quarter ended August 31, 2023, decreased $33,000 or 34.0% from $97,000 for same quarter 2022.

Marketing Fund revenues of $346,000, for the quarter ended August 31, 2023, increased $59,000, or 20.6% from $287,000 for the quarter ended August 31, 2022.

Total operating expenses of $718,000, for the quarter ended August 31, 2023, increased $65,000, or 10.0% from $653,000 for the quarter ended August 31, 2022. The increase was primarily related to an increase in, marketing fund expenses of $59,000, payroll and payroll related expenses of $8,000, professional services of $5,000, travel expense of $2,000 and advertising and promotion expenses of $2,000. This was offset by a decrease in other SG&A of $11,000 which includes a reduction in franchise development expense of $8,000, insurance expense of $2,000 and director fees of $1,000 in the third quarter 2023 versus 2022.

For the three months ended August 31, 2023 the provision for income tax was $66,000, compared to $65,000 for the three months ending August 31, 2022.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for quarters ended August 31, 2023 and 2022.

Nine Months Ended August 31, 2023 versus Nine Months Ended August 31, 2022

For the nine months ended August 31, 2023 and August 31, 2022, the Company reported net income of $330,000 and $321,000, respectively. Total revenue of $2,547,000 increased $102,000, or 4.2%, for the nine months ended August 31, 2023, as compared to total revenue of $2,445,000 for the nine months ended August 31, 2022.

Royalty fee revenue of $1,453,000, for the nine months ended August 31, 2023, increased $91,000, or 6.7%, from the $1,362,000 for nine months ended August 31, 2022. The increase was primarily due to franchisees’ continued increase in usage of online ordering and delivery services in their areas and price increases for products sold.

Franchise fee revenues of $23,000, for the nine months ended August 31, 2023, decreased $11,000, or 32.4%, from the $34,000 for the nine months ended August 31, 2022. For the nine months ended August 31, 2023, in addition to the normal franchise fee amortization, the Company recorded revenue for two store transfers and one store franchise fees written off versus three store transfers and one store opened in 2022.

Results of Operations (continued)

Licensing fee and other income of $200,000, for the nine months ended August 31, 2023, decreased $41,000 or 17.0% from $241,000 for same period 2022. For the nine months ended August 31, 2023 there was a $30,000 decrease in nontraditional revenue $5,000 decrease in settlement income, and a $1,000 decrease in Sign Shop revenue and a $5,000 decrease in lease revenue in 2023 compared to same period 2022.

Marketing Fund revenues of $871,000, for the nine months ended August 31, 2023, increased $63,000, or 7.8% from $808,000 for the nine months ended August 31, 2022.

Total operating expenses of $2,108,000, for the nine months ended August 31, 2023, increased $112,000, or 5.6% from $1,996,000 for the same period 2022. The increase was primarily related to a $63,000 increase Marketing Fund expenses, a legal and accounting fee increase of $20,000, a $22,000 increase in salaries, a $5,000 increase in annual meeting expenses, a $3,000 increase in insurance, a $3,000 increase in travel, and a $8,000 increase in general operating expenses. This was offset by a $11,000 decrease in franchise development because an additional transfer and a store was opened.

For the nine months ended August 31, 2023 the provision for income tax was $130,000 for 2023 and $129,000 for the same period in 2022.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2023 and 2022 were $0.05 and $0.04, respectively.

Liquidity and Capital Resources

At August 31, 2023, the Company had working capital of $1,477,000 and unrestricted cash of $1,714,000. At August 31, 2022 the Company had working capital of $1,258,000, and unrestricted cash of $1,544,000.

During the nine months ended August 31, 2023, the Company had net income of $330,000 and operating activities provided cash of $425,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2023 was depreciation and amortization of $3,000, noncash lease expense of 74,000, and deferred tax expense of $4,000. In addition, changes in operating assets and liabilities increased cash by $14,000. During the nine months ended August 31, 2022, the Company had net income of $321,000 and operating activities provided cash of $548,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2022 was depreciation and amortization of $4,000, deferred tax expense of $34,000 and noncash lease expense of 74,000, less the recovery of uncollectible accounts of $3,000 and $5,000 in sales-type lease income. In addition, changes in operating assets and liabilities increased cash by $123,000.

During the nine months ended August 31, 2023, the Company used $1,000 for investing activities for trademark renewal and there was no investing activity in same period 2022.

Cash distributions/dividends used $291,000 and $218,000 in financing activities for the nine months ending August 31, 2023 and 2022, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2023, a $0.02 cash distribution was declared for the first quarter and a $0.01 cash distribution was been declared for each of the second and third quarters.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2023 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending August 31, 2023 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

BAB, Inc.

Dated: October 12, 2023	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer