Form 10-K
period 2023-11-30
BAB, INC.
filed 2024-02-26
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,516,960 based on 4,817,754 shares held by nonaffiliates as of May 31, 2023; Closing price ($0.73) for said shares in the NASDAQ OTCQB Marketplace as of such date.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 26, 2024.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2023, the Company had 63 franchise units and 4 licensed units in operation in 20 states. There are 5 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Net Income

The Company reported net income of $467,000 for fiscal year ended November 30, 2023 and net income of $432,000 for fiscal year ended November 30, 2022. November 30, 2023 net operating income was $615,000 compared to $608,000 in 2022.

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

SUPPLIERS

The Company's major suppliers are The Daily Java, Dawn Food Products, Inc., Coca-Cola, SYSCO, and Gordon Food Service.  The Company is not dependent on any of these suppliers for future growth and profitability since like products that may be purchased from these suppliers is available from other sources.

LOCATIONS

The Company had 63 franchised locations and 4 licensed units in 20 states. There are 5 units under development.

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

EMPLOYEES

As of November 30, 2023, the Company employed 11 full time people and one part time person in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

On February 15, 2024 the Company signed a lease for the same executive office space in Deerfield, Illinois, consisting of approximately 5,300 square feet. The lease is for a period of 6 years, beginning April 1, 2024 through March 31, 2030 with an option to renew for a 5 year period.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2023 and 2022.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2023	Low	High
First quarter	0.73	0.92
Second quarter	0.70	0.86
Third quarter	0.69	0.85
Fourth quarter	0.69	0.80

Year Ended: November 30, 2022	Low	High
First quarter	0.75	0.91
Second quarter	0.82	0.95
Third quarter	0.79	1.00
Fourth quarter	0.68	0.89

As of February 26, 2024, the Company's Common Stock was held by 116 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial shareholders. The Company estimates that the number of beneficial shareholders of its common stock at February 26, 2024, is approximately 1,062 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 11, 2023 the Board of Directors declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 27, 2023, paid January 16, 2024.

On September 12, 2023 the Board of Directors (“Board”) declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2023, paid October 18, 2023. On June 6, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2023, paid on July 11, 2023. On March 13, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of March 30, 2023, paid on April 19, 2023. On December 07, 2022 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

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

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group, other than exempt person as defined in the agreement, that acquires 15% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2023, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2023.

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

GENERAL

The Company has 63 franchised and 4 licensed units with 5 units under development at the end of 2023. Units in operation and under development at the end of 2022 included 68 franchised and 4 licensed units and 2 units under development.  System-wide revenues were $40.5 million in 2023 and $38.2 million in 2022.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2023 COMPARED TO YEAR 2022

Total revenues from all sources increased $223,000, or 6.8%, to $3,510,000 in 2023 from $3,287,000 in the prior year. Marketing revenue increased $163,000 in 2023 compared to 2022 and royalty revenue increased $107,000, offset by a decrease in franchise fee revenue of $26,000 in 2023 versus 2022, and licensing and other revenue decreased $20,000 in 2023 compared to 2022.

Royalty fee revenue of $1,945,000, for the fiscal year ended November 30, 2023, increased $107,000, or 5.8%, from the $1,838,000 for fiscal year ended November 30, 2022. The increase in royalties for the fiscal year ended November 30, 2023 was primarily due to franchisees continued increase in usage of online ordering and delivery services in their areas, combined with many franchisees during fiscal 2023 raised prices, as was common in the restaurant industry.

Franchise fee revenue decreased $26,000, or 49.1%, to $27,000 in 2023 as compared to $53,000 in 2022. In 2023 there were two transfers, and one store closed that had not been fully amortized resulting in $2,000 in franchise fees recognized, in addition to the normal monthly amortization. In 2022 there were five transfers, one store closed that had not been fully amortized resulting in $5,000 in franchise fees recognized and one store opened resulting in $6,000 in franchise fee in addition to the normal monthly amortization.

Licensing fees and other income decreased $20,000, or 6.4%, to $294,000 in 2023 compared to $314,000 in 2022.  Marketing fund revenues increased $163,000, or 15.1% to $1,244,000 in 2023 compared to $1,081,000 in 2022.

Total operating expenses in 2023 were $2,895,000, or 82.5% of revenues, compared to $2,679,000, or 81.5% of revenues in 2022. Total operating expenses in 2023 increased $216,000, or 8.1%, compared to 2022.

The increase in operating expenses of $216,000, or 8.1% in 2023 was primarily due to an increase in marketing expenses of $163,000, an increase in payroll and payroll taxes of $43,000, an increase in travel expenses of $7,000, an increase in occupancy expense of $6,000, an increase in employee benefit expenses of $2,000, and other expenses increased $2,000 compared to the same period 2022. These were offset by a decrease in professional fee expense of $4,000, and a decrease in advertising and promotion expense of $3,000 in fiscal 2023 compared to the same period 2022.

Interest income was $36,000 in 2023 versus less than $1,000 in 2022.

In 2023 there was an income tax expense of $183,000 which includes $27,000 of noncash deferred tax expense, $117,000 of federal income tax, and $39,000 of state taxes. In 2022 there was an income tax expense of $176,000 which includes $117,000 of noncash deferred tax expense, $37,000 of federal income tax, which was net of an NOL carryover and $22,000 of state taxes. There was net income of $467,000 in 2023 versus a net income of $432,000 in 2022.

Total operating income before interest and taxes was $615,000 in 2023 or 17.5% of revenue as compared to $608,000 or 18.5% of revenue in the prior year. In 2023 and 2022 earnings per share for basic and diluted outstanding shares was $0.06 for both years.

LIQUIDITY AND CAPITAL RESOURCES

At November 30. 2023, the Company had working capital of $1,614,000 and unrestricted cash of $1,889,000. At November 30, 2022, the Company had working capital of 1,386,000 and unrestricted cash of $1,623,000.

During fiscal 2023, the Company had net income of $467,000 and operating activities which provided cash of $534,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $28,000, provision for uncollectible accounts of $18,000 and noncash lease expense of $99,000. In addition, changes in other operating assets and liabilities decreased cash a total of $82,000. During fiscal 2022, the Company had net income of $432,000 and operating activities which provided cash of $135,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $118,000 and noncash lease expense of $99,000, less the recovery of uncollectible accounts of $1,000 and $5,000 in sales-type lease income. In addition, changes in other operating assets and liabilities decreased cash a total of $512,000.

During fiscal 2023, the Company used $1,000 for investing activities and no funds were used in fiscal 2022.

Financing activities in fiscal 2023 and fiscal 2022 included cash used for distributions/dividend payments to common stockholders of $363,000 and $291,000, respectively.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2023 and 2022, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the Covid-19 Pandemic caused significant disruption to our industry, the Company has returned to growth of royalty revenues. For the twelve months ended November 30, 2023 royalty revenues were up 5.8% from same period 2022 and 18.2% from the same period 2019 (pre-pandemic). Management reviewed and updated the qualitative assessment conducted during the first quarter 2023 at year end and does not believe that any impairment exists at November 30, 2023.

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

Lease Receivables Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At November 30, 2023, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the period ended November 30, 2023, the Company had no revenue from the sale of the lease compared to $5,319 in 2022. The income is included in Licensing fees and other income on the Consolidated Statements of Income for fiscal 2022. The Company also recorded interest income from the lease of $456 in 2023 and $256 in 2022.

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

Gift card breakage revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Included in accounts payable and accrued expenses at November 30, 2023 and 2022 were liabilities of $226,000 and $239,000, respectively for unredeemed gift cards.

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in the first quarter of fiscal 2024.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2023-09 for fiscal year ending November 30, 2026.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2023 and 2022

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2023 and 2022, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of goodwill and indefinite-lived intangible assets

At November 30, 2023, the Company’s goodwill was $1,493,771 and indefinite-lived intangible assets were $461,445. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment either qualitatively or quantitively at least annually, or more frequently if indicators of impairment require the performance of interim impairment assessment. During the year ended November 30, 2023, management qualitatively assessed goodwill to determine whether additional quantitative testing was necessary.

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

February 26, 2024

We have served as the Company’s auditor since 2007.

2107 Swift Drive, Suite 210, Oak Brook, IL 60523 ▪ 708.386.1433 ▪ www.sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2023 and 2022

	November 30, 2023	November 30, 2022
	(audited)	(audited)
ASSETS
Current Assets
Cash	$1,888,728	$1,623,256
Restricted cash	183,944	279,405
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $28,873 in 2023 and $10,873 in 2022 )	71,681	73,972
Marketing fund contributions receivable from franchisees and stores	14,995	12,811
Lease receivable	5,900	5,827
Prepaid expenses and other current assets	96,544	159,226
Total Current Assets	2,261,792	2,154,497

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2023 and $159,414 in 2022)	-	-
Lease receivable	32,406	38,305
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $138,541 in 2023 and $134,733 in 2022)	16,345	18,972
Operating lease right of use	32,745	127,617
Total Noncurrent Assets	2,036,712	2,140,110
Total Assets	$4,298,504	$4,294,607

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,042	$5,803
Income tax payable	47,334	-
Accrued expenses and other current liabilities	325,880	324,718
Unexpended marketing fund contributions	201,824	291,387
Deferred franchise fee revenue	30,094	33,487
Deferred licensing revenue	-	298
Current portion operating lease liability	39,818	113,883
Total Current Liabilities	647,992	769,576

Long-term Liabilities (net of current portion)
Operating lease liability	-	39,819
Deferred franchise revenue	162,026	128,465
Deferred tax liability	309,293	281,700
Total Long-term Liabilities	471,319	449,984
Total Liabilities	$1,119,311	$1,219,560

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2023 and November 30, 2022	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2023 and November 30, 2022	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2023 and November 30, 2022	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,093,317)	(11,197,463)
Total Stockholders' Equity	3,179,193	3,075,047
Total Liabilities and Stockholders' Equity	$4,298,504	$4,294,607

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2023 and 2022

	2023	2022
REVENUES
Royalty fees from franchised stores	$1,944,894	$1,838,276
Franchise Fees	26,999	53,149
Licensing fees and other income	294,062	314,342
Marketing fund revenue	1,243,890	1,081,320

Total Revenues	3,509,845	3,287,087

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,012,913	969,796
Occupancy	139,095	133,089
Advertising and promotion	12,186	14,800
Professional service fees	108,977	112,608
Travel	23,331	16,332
Employee benefit expenses	147,191	145,245
Depreciation and amortization	3,807	4,440
Marketing fund expenses	1,243,890	1,081,320
Other	203,682	201,690
Total Operating Expenses	2,895,072	2,679,320
Income from operations	614,773	607,767
Interest income	35,548	412
Income before provision for income taxes	650,321	608,179
Provision for income taxes
Current tax expense	155,407	58,601
Deferred tax	27,593	117,586
Total Tax Provision.	183,000	176,187

Net Income	$467,321	$431,992

Net Income per share - Basic and Diluted	$0.06	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.05	$0.04

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2023 and 2022

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit
November 30, 2021	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,338,914)	$2,933,596

Dividends Declared						(290,541)	(290,541)

Net Income						431,992	431,992

November 30, 2022	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,197,463)	$3,075,047

Dividends Declared						(363,175)	(363,175)

Net Income						467,321	467,321

November 30, 2023	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,093,317)	$3,179,193

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2023 and 2022

	2023	2022
Operating activities
Net Income	$467,321	$431,992
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	3,807	4,440
Deferred tax expense	27,593	117,586
Provision for uncollectible accounts, net of recoveries	18,000	(633)
Noncash lease expense	99,310	99,312
Sales-type lease income	-	(5,319)
Changes in:
Trade accounts receivable and notes receivable	(9,883)	(17,960)
Marketing fund contributions receivable	(2,184)	13,275
Prepaid expenses and other	62,682	(73,797)
Accounts payable	(2,761)	(10,484)
Accrued liabilities	48,496	8,174
Unexpended marketing fund contributions	(89,563)	(329,148)
Deferred revenue	29,870	13,279
Operating lease liability	(118,322)	(115,673)
Net Cash Provided by Operating Activities	534,366	135,044

Investing activities
Purchase of equipment	(1,180)	-
Net Cash Used In Investing Activities	(1,180)	-

Financing activities
Cash distributions/dividends	(363,175)	(290,541)
Net Cash Used In Financing Activities	(363,175)	(290,541)

Net (Decrease)/Increase in Cash and Restricted Cash	170,011	(155,497)
Cash and Restricted Cash - Beginning of Period	1,902,661	2,058,158
Cash and Restricted Cash - End of Period	$2,072,672	$1,902,661

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$52,500	$138,500
Supplemental disclosure of non-cash operating activities:
Net investment in lease receivable	$-	$47,019

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2023, the Company had 63 franchise units and 4 licensed units in operation in 20 states. There are 5 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

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

November 30, 2023 and 2022

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days. The balances of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at November 30, 2023.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2023 and 2022, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Although the Covid-19 Pandemic caused significant disruption to our industry, the Company has returned to growth of royalty revenues. For the twelve months ended November 30, 2023 royalty revenues were up 5.8% from same period 2022 and 18.2% from the same period 2019 (pre-pandemic). Management reviewed and updated the qualitative assessment conducted during the first quarter 2023 at year end and does not believe that any impairment exists at November 30, 2023.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2021	$1,493,771	$461,445	$22,664	$1,977,880
Additions	-	-	-	-
Amortization expense	-	-	(3,692)	(3,692)
Net Balance as of November 30, 2022	$1,493,771	$461,445	$18,972	$1,974,188
Additions	-	-	1,180	1,180
Amortization expense	-	-	(3,807)	(3,807)
Net Balance as of November 30, 2022	$1,493,771	$461,445	$16,345	$1,971,561

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $12,000 and $15,000 in 2023 and 2022, respectively.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2023 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2023 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return, for the years ending November 30, 2020, 2021 and 2022 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

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

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. The Company will adopt ASU 2016-13 in the first quarter of fiscal 2024.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures” which is intended to simplify various aspects related to accounting for income taxes. ASU 2023-09 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The amendments in ASU 2023-09 are effective for public business entities for fiscal years beginning after December 15, 2024, including interim periods therein. Early adoption of the standard is permitted, including adoption in interim or annual periods for which financial statements have not yet been issued. The Company will adopt ASU 2023-09 for fiscal year ending November 30, 2026.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2023 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 2 - Summary of Significant Accounting Policies (continued)

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2023 and November 30, 2022 were as follows:

	November 30, 2023	November 30, 2022
Cash and cash equivalents	$1,888,728	$1,623,256
Restricted cash	183,944	279,405
Total cash and restricted cash	$2,072,672	$1,902,661

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

	2023	2022
Numerator:
Net income available to common stockholders	$467,321	$431,992

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.06	$0.06

At November 30, 2023 and 2022, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

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

November 30, 2023 and 2022

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 3 - Revenue Recognition

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2023 and 2022:

	For year ended November 30, 2023	For year ended November 30, 2022

Revenue recognized at a point in time
Sign Shop revenue	$2,279	$3,296
Settlement revenue	33,500	16,750
Lease income	-	5,319
Total revenue at a point in time	35,779	25,365
Revenue recognized over time
Royalty revenue	1,944,894	1,838,276
Franchise fees	26,999	53,149
License fees	17,145	17,743
Gift card revenue	21,129	4,665
Nontraditional revenue	220,009	266,569
Marketing fund revenue	1,243,890	1,081,320
Total revenue over time	3,474,066	3,261,722
Grand total	$3,509,845	$3,287,087

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	November 30, 2023	November 30, 2022
Liabilities
Contract liabilities - current	$458,162	$563,895
Contract liabilities - long-term	162,026	128,465
Total Contract Liabilities	$620,188	$692,360

	November 30, 2023	November 30, 2022
Contracts at beginning of period	$692,360	$972,470
Revenue Recognized during period	(1,685,740)	(1,742,303)
Additions during period	1,613,568	1,462,193
Contracts at end of period	$620,188	$692,360

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Contract balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2024	30,094
2025	33,833
2026	20,253
2027	18,553
2028	18,021
Thereafter	71,366
Total	$192,120

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

Note 4 - Units Open, Licensed and Under Development

Big Apple Bagels®, SweetDuet Frozen Yogurt and Gourmet Muffins® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	November 30, 2023	November 30, 2022
Stores open:
Franchisee-owned stores	63	68
Licensed Units	4	4
	67	72

Unopened stores with Franchise Agreements	5	2

Total operating units and units with Franchise Agreements	72	74

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 5 – Income Taxes

The components of the Company’s provision for income taxes are as follows:

	2023	2022
Current
Federal	$116,715	$36,501
State	38,692	22,100
Deferred	27,593	117,586
Total	$183,000	$176,187

In fiscal 2023 and 2022 the federal and state effective tax rates were within the customary statutory tax rate of federal 21% and a state rate of 7.11%.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2023	2022

Federal income tax provision computed at federal statutory rate	$136,857	$128,012
State income taxes, net of federal tax provision	46,336	43,341
Change in valuation allowance and other adjustments	(193)	4,834
Tax Provision	$183,000	$176,187

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 5 – Income Taxes (continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2023	2022
Deferred revenue	$54,005	$44,682
Marketing Fund net contributions	50,094	78,541
Allowance for doubtful accounts and notes receivable	8,116	3,056
Accrued expenses	55,070	60,868
Operating lease liability	11,193	43,206
Net operating loss carryforwards	-	-
Total Deferred Income Tax Asset	$178,478	$230,353

Depreciation and amortization	$(478,566)	$(476,180)
Right of use lease asset	(9,205)	(35,873)
Total Deferred Income Tax Liabilities	$(487,771)	$(512,053)

Total Net Deferred Tax Liability	$(309,293)	$(281,700)

As of November 30, 2023 and 2022 the Company had no unused net operating loss carryforwards.

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.

The Company’s income tax returns, which are filed as a consolidated return for the years ending November 30, 2020, 2021 and 2022 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

On December 11, 2023 the Board of Directors declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 27, 2023, paid January 16, 2024.

On September 12, 2023 the Board of Directors (“Board”) declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2023, paid October 18, 2023. On June 6, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2023, paid on July 11, 2023. On March 13, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of March 30, 2023, paid on April 19, 2023. On December 07, 2022 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 6 – Stockholders’ Equity (continued)

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

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group, other than exempt person as defined in the agreement, that acquires 15% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2023, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2023.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 7 – Lease Receivables Commitments

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At November 30, 2023, management does not believe the unguaranteed residual asset value of $4,800 to be impaired. The equipment is owned by BAB Systems, Inc., and title will not pass to lessee until all payments are made, including the final buy-out payment. The equipment value is collateral for the outstanding balance of the lease receivable, and the Company manages the risk associated with the residual value by requiring the lessee to use the equipment within specified parameters. A Business Consultant employed by BAB Systems, Inc. makes annual visits and reviews the usage and condition of the leased equipment.

During the period ended November 30, 2023 and 2022, the Company recorded lease revenue, which is included in licensing fees and other income in 2022 and interest income in 2023 and 2022 related to the lease as follows:

	November 30, 2023	November 30, 2022
Lease income	$-	$5,319
Lease interest	456	256
Total lease revenue	$456	$5,575

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of November 30, 2023 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	6,283
2025	6,283
2026	6,404
2027	6,283
2028	6,283
thereafter	7,942
Total Undiscounted Lease Payments	39,478

Unamortized interest income	(1,172)
Lease receivable, net	$38,306

Short-term lease receivable	$5,900
Long-term lease receivable	32,406
Total lease receivable	$38,306

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2023 and 2022 were $97,100 and $91,100, respectively. At November 30, 2023, the remaining lease term was 4 months. The operating lease is included in the balance sheet at the present value of the lease payments at a 5.25% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2023, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	40,177
Total Undiscounted Rent Payments	$40,177

Present Value Discount	(359)
Present Value	$39,818

Short-term lease liability	$39,818
Long-term lease liability	-
Total Operating Lease Liability	$39,818

On February 15, 2024 a lease was signed, effective April 1, 2024 for a 6 year period, expiring on March 31, 2030. The Company will be required to pay base rent, real estate taxes, insurance and general repairs and maintenance. Base rent is $23.00 per square foot for the first year with a 3% increase per year before rent abatement and tenant allowance. There is a total of 10 months of gross rent abatement, 2 months in each of the first four years and then one month in the remaining 2 years. The lease includes a tenant allowance of $158,900 to be applied evenly to the 62 monthly rent payments.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2023 and 2022

Note 9– Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2023 and 2022 the Company’s employer match was $38,700 and $40,100, respectively. There were no Company discretionary contributions in 2023 or 2022.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2023 and 2022, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2023.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2023.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	67	Chief Executive Officer, President and Director
Michael K. Murtaugh	79	Vice President, General Counsel, Secretary and Director
Geraldine Conn	72	Chief Financial Officer and Treasurer
Steven G. Feldman	67	Director
James A. Lentz	76	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2023 and 2022 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)	Total ($)
Michael W. Evans	2023	216,202	23,400	-	-	-	-	9,584	249,186
President and CEO	2022	215,243	15,000	-	-	-	-	9,210	239,453

Michael K. Murtaugh	2023	155,657	15,600	-	-	-	-	5,994	177,251
Vice President and General Counsel	2022	154,967	10,000	-	-	-	-	5,312	170,279

Geraldine Conn	2023	119,832	18,000	-	-	-	-	5,513	143,345
Chief Financial Officer	2022	114,216	-	-	-	-	-	4,569	118,785

In fiscal 2023 and fiscal 2022 bonuses were earned and a portion was paid and a portion was waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds.

(1)	401(k) matching funds:

2023 M. Evans $9,584; M. Murtaugh $5,994; G. Conn $5,513

2022 M. Evans $9,210; M. Murtaugh $5,312; G. Conn $4,569

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2023:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

(Continued)

Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)
Michael W. Evans	-	-	-	-
President and CEO	-	-	-	-

Michael K. Murtaugh	-	-	-	-
Vice President and General Counsel	-	-	-	-

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2023:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2023

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)
Steven Feldman	3,500	-	-	-	-	-	3,500

James Lentz	3,500	-	-	-	-	-	3,500

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 26, 2024 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 26, 2024 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

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

-

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2023 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $60,000 and $53,500 for fiscal 2023 and 2022, respectively.

Tax compliance services provided by Sassetti LLC were $11,000 and $10,600 for fiscal 2023 and 2022.

During the years ended November 30, 2023 and 2022, Sassetti LLC did not perform any other services for the Company.

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

Consolidated Balance Sheets as at November 30, 2023 and 2022 and the Consolidated Statements of Income, Shareholders’ Equity and Cash Flows for the years ended November 30, 2023 and 2022 are reported on by Sassetti LLC.  These statements are prepared in accordance with United States GAAP.

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
Dated: February 26, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 26, 2024
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2024
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2024
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 26, 2024
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 26, 2024
By /s/ James A. Lentz
James A. Lentz, Director