Form 10-Q
period 2024-02-29
BAB, INC.
filed 2024-04-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 29, 2024
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of April 12, 2024 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 29, 2024	November 30, 2023
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,890,204	$1,888,728
Restricted cash	229,520	183,944
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $51,455 in 2024 and $28,873 in 2023)	68,696	71,681
Marketing fund contributions receivable from franchisees and stores	15,702	14,995
Lease receivable	5,919	5,900
Prepaid expenses and other current assets	93,039	96,544
Total Current Assets	2,303,080	2,261,792

Property, plant and equipment (net of accumulated depreciation of $159,414 in both 2024 and 2023.	-	-
Lease receivable	30,918	32,406
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $139,521 in 2024 and $138,541 in 2023)	15,365	16,345
Operating lease right of use	409,669	32,745
Total Noncurrent Assets	2,411,168	2,036,712

Total Assets	$4,714,248	$4,298,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$49,876	$3,042
Income tax payable	108,125	47,334
Accrued expenses and other current liabilities	311,833	325,880
Unexpended marketing fund contributions	231,547	201,824
Deferred franchise fee revenue	24,395	30,094
Current portion operating lease liability	48,383	39,818
Total Current Liabilities	774,159	647,992

Long-term Liabilities (net of current portion)
Operating lease liability	363,055	-
Deferred franchise revenue	157,104	162,026
Deferred tax liability	287,502	309,293
Total Long-term Liabilities	807,661	471,319

Total Liabilities	$1,581,820	$1,119,311

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 29, 2024 and November 30, 2023	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 29, 2024 and November 30, 2023	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 29, 2024 and November 30, 2023	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,140,082)	(11,093,317)
Total Stockholders' Equity	3,132,428	3,179,193
Total Liabilities and Stockholders' Equity	$4,714,248	$4,298,504

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months ended February 29, 2024 and February 28, 2023

(Unaudited)

	February 29, 2024	February 28, 2023
REVENUES
Royalty fees from franchised stores	$459,690	$442,608
Franchise Fees	10,246	4,347
Licensing fees and other income	106,587	60,320
Marketing fund revenue	259,411	238,318
Total Revenues	835,934	745,593

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	256,329	271,719
Occupancy	33,341	34,648
Advertising and promotion	364	2,801
Professional service fees	51,779	53,052
Travel	3,022	1,231
Employee benefit expenses	36,804	39,322
Depreciation and amortization	980	923
Marketing fund expenses	259,411	238,318
Other	71,924	54,180
Total Operating Expenses	713,954	696,194
Income from operations	121,980	49,399
Interest income	15,525	121
Income before provision for income taxes	137,505	49,520
Provision for income taxes
Current tax expense	60,791	14,200
Deferred tax	(21,791)	-
Total Tax Provision.	39,000	14,200

Net Income	$98,505	$35,320

Net Income per share - Basic and Diluted	$0.01	$0.00

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.02	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended February 29, 2024 and February 28, 2023

(Unaudited)

	February 29, 2024	February 28, 2023
Operating activities
Net Income	$98,505	$35,320
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	980	923
Deferred tax expense	(21,791)	-
Provision for uncollectible accounts, net of recoveries	22,582	-
Noncash lease expense	24,828	24,827
Changes in:
Trade accounts receivable and notes receivable	(18,128)	(732)
Marketing fund contributions receivable	(707)	(15,751)
Prepaid expenses and other	3,505	29,665
Accounts payable	46,834	19,685
Accrued liabilities	46,744	5,433
Unexpended marketing fund contributions	29,723	77,075
Deferred revenue	(10,621)	32,981
Operating lease liability	(30,132)	(29,470)
Net Cash Provided by Operating Activities	192,322	179,956

Financing activities
Cash distributions/dividends	(145,270)	(145,270)
Net Cash Used In Financing Activities	(145,270)	(145,270)

Net (Decrease)/Increase in Cash and Restricted Cash	47,052	34,686
Cash and Restricted Cash - Beginning of Period	2,072,672	1,902,661
Cash and Restricted Cash - End of Period	$2,119,724	$1,937,347

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-
Non-cash operating activities:
Right-of-use operating asset obtained in exchange for operating lease liability	$401,430	$-

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three Months Ended February 29, 2024 and February 28, 2023

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 29, 2024, the Company had 64 franchise units and 4 licensed units in operation in 20 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2023 which was filed February 26, 2024.  In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods within those fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024 and there was no material financial change. Enhanced disclosures are found in the Summary of Significant Accounting Policies.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at February 29, 2024.

Accounts Receivable and Notes Receivable

The Company adopted FASB ASC Topic 326, Financial Instruments - Credit Losses, (“CECL”) with an adoption date of December 1, 2023. As a result, the Company changed its accounting policy for allowance for credit losses and the policy pursuant to CECL is disclosed below.

The CECL reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself. The Company records specific reserves against account balances of franchisees deemed at-risk when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed at-risk, an allowance is recorded based on expected loss rates derived pursuant to the Company's CECL methodology that assesses four components - historical losses, current conditions, reasonable and supportable forecasts, and a reversion to history, if applicable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers its portfolio segments to be the following:

Accounts Receivable (Franchise-Related): Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising and other franchise-related fees.

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees, to notes receivable. These notes are usually not collateralized. A significant portion of these notes have specific reserves recorded against them amounting to $51,455 as of February 29, 2024.

Leases Receivable: Leases receivable consist of a single equipment lease receivable at February 29, 2024. The Company purchased equipment and leased the equipment to a franchisee. The equipment lease is collateralized by the equipment. The outstanding balance of the lease receivable is estimated to equate to the fair value of the equipment collateralizing the lease contracts, and is stated net of the unamortized interest income of $1,070 at February 29, 2024.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

Receivable balances by portfolio segment as of February 29, 2024 and November 30, 2023 are as follows:

	February 29, 2024	November 30, 2023
Accounts Receivable (Franchise Related)	$58,939	$55,781
Accounts Receivable (Vendor Related)	20,950	28,895
Notes Receivable	55,964	30,873
Lease Receivable, Net of Unamortized Interest	36,837	38,306
	172,690	153,855
Less: Allowance for Credit Losses	(51,455)	(28,873)
Total Receivables	121,235	124,982
Less: Current Portion	(90,317)	(92,576)
Long-Term Receivables	$30,918	$32,406

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At February 29, 2024, all notes receivable were due from former franchisees and had an original term over one year.

2. Summary of Significant Accounting Policies

Accounts Receivable and Notes Receivable (Continued)

Changes in the allowance for credit losses during the three months ended February 29, 2024 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2023	$-	$-	$28,873	$-	$28,873
Adjustments to Allowance for Adoption of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(467)	-	(467)
Provision for Credit Losses	-	-	23,049	-	23,049
Balance at February 29, 2024	$-	$-	$51,455	$-	$51,455

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at February 29, 2024 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$45,091	$-	$-	$-	$10,873	$55,964
Lease Receivable, Net of Uamortized Interest	36,837	-	-	-	-	36,837
	$81,928	$-	$-	$-	$10,873	$92,801

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows

	2024	2023	2022	2021	2020	Prior	Total
Risk rating
Internal Grade I	$-	$-	$36,837	$-	$-	$-	$36,837
Internal Grade II	-	-	-	-	-		-
Internal Grade III	25,610	19,481	-	-	-		45,091
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables, Net of Unamortized Interest	$25,610	$19,481	$36,837	$-	$-	$10,873	$92,801

2. Summary of Significant Accounting Policies (Continued)

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

Lease Liabilities

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 29, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

3. Revenue Recognition

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 29, 2024 and February 28, 2023 were as follows:

	February 29, 2024	February 28, 2023

Cash and cash equivalents	$1,890,204	$1,598,465
Restricted cash	229,520	338,882
Total cash and restricted cash	$2,119,724	$1,937,347

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months ended February 29, 2024 and February 28, 2023:

	Three months ended February 29, 2024	Three months ended February 28, 2023

Revenue recognized at a point in time
Sign Shop revenue	$1,379	$156
Settlement revenue	25,610	6,500
Total revenue at a point in time	26,989	6,656
Revenue recognized over time
Royalty revenue	459,690	442,608
Franchise fees	10,246	4,347
License fees	5,978	4,147
Gift card revenue	2,846	305
Nontraditional revenue	70,774	49,212
Marketing fund revenue	259,411	238,318
Total revenue over time	808,945	738,937
Grand total	$835,934	$745,593

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	February 29, 2024	November 30, 2023
Liabilities
Contract liabilities - current	$485,180	$458,162
Contract liabilities - long-term	157,104	162,026
Total Contract Liabilities	$642,284	$620,188

	February 29, 2024	November 30, 2023
Contracts at beginning of period	$620,188	$692,360

Revenue Recognized during period	(336,180)	(1,685,740)
Additions during period	358,276	1,613,568
Contracts at end of period	$642,284	$620,188

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2024	19,668	(a)
2025	25,505
2026	25,280
2027	18,633
2028	18,100
Thereafter	74,313
Total	$181,499

(a) represents the estimate for the remainder of 2024

4. Units Open and Under Development

Units which are open or under development at February 29, 2024 and February 28, 2023 are as follows:

	February 29, 2024	February 28, 2023
Stores open:
Franchisee-owned stores	64	68
Licensed Units	4	4
	68	72

Unopened stores with Franchise Agreements	4	2

Total operating units and units with Franchise Agreements	72	74

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	February 29, 2024	February 28, 2023
Numerator:
Net income available to common stockholders	$98,505	$35,320

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.01	$0.00

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 29, 2024 and February 28, 2023, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during this quarter, management does not believe that an impairment exists at February 29, 2024.

7. Lease Receivable

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At February 29, 2024, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the three months ending February 29, 2024, the Company recorded interest income from the lease receivable of $102.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of February 29, 2024 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	6,283
2025	6,283
2026	6,283
2027	6,404
2028	6,283
thereafter	6,371
Total Undiscounted Lease Payments	37,907

Unamortized interest income	(1,070)
Lease receivable, net	$36,837

Short-term lease receivable	$5,919
Long-term lease receivable	30,918
Total lease receivable	$36,837

8. Lease Commitments

The Company rents its office under an operating lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance. The lease effective during the quarter was signed in June of 2018, effective October 1, 2018, expiring on March 31, 2024. On February 15, 2024, a lease amendment was signed, effective April 1, 2024 for a 6-year period, expiring March 31, 2030, with an option to renew for a 5-year period. The amendment continues to require the Company to pay base rent, real estate taxes, insurance and general repairs and maintenance. The amendment includes a ten-month rent abatement over the lease term, specifically defined in the agreement, and tenant allowance in the amount of $158,940. The tenant allowance is to be applied evenly to the 62 months that were not abated. The renewal option has not been included in the measurement of the lease liability.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 29, 2024 the weighted average remaining lease term was 73 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of February 29, 2024 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	$55,590
2025	77,737
2026	80,837
2027	84,024
2028	96,163
Thereafter	136,725
Total Undiscounted Rent Payments	$531,076

Present Value Discount	(119,638)
Present Value	$411,438

Short-term lease liability	$48,383
Long-term lease liability	363,055
Total Operating Lease Liability	$411,438

9. Income Taxes

For the three months ended February 29, 2024, the Company recorded current and deferred tax expense of $39,000 for an effective tax rate of 28.4% compared to $14,200 of current and deferred tax expense for the three months ended February 28, 2023 for an effective tax rate of 28.7%.

10. Stockholder’s Equity

On March 6, 2024 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution, payable on April 12, 2024 to shareholders of record as of March 21, 2024. On December 11, 2023 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special to stockholders of record as of December 27, 2023, paid January 16, 2024.

On September 12, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of September 28, 2023, payable October 18, 2023. On June 6, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of June 22, 2023, paid on July 11, 2023. On March 13, 2023 the Board declared a $0.01 distribution/dividend per share to stockholders of record as of March 30, 2023, paid on April 19, 2023. On December 07, 2022 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special, to stockholders of record as of December 22, 2022, paid January 11, 2023.

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

General

There are 64 franchised and 4 licensed units at February 29, 2024 compared to 68 franchised and 4 licensed units at February 28, 2023.  System-wide revenues for the three months ended February 29, 2024 were $9.6 million and February 28, 2023 was $9.2 million.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee), and through nontraditional channels of distribution.

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

As of February 29, 2024, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 29, 2024 versus Three Months Ended February 28, 2023

For the three months ended February 29, 2024 and February 28, 2023, the Company reported net income of $99,000 and $35,000, respectively. Total revenue of $836,000 increased $90,000, or 12.1%, for the three months ended February 29, 2024, as compared to total revenue of $746,000 for the three months ended February 28, 2023.

Royalty fee revenue of $460,000, for the quarter ended February 29, 2024, increased $17,000, or 3.8%, from the $443,000 for quarter ended February 28, 2023. Sales continue to increase primarily because of continued traditional and digital marketing campaigns.

Franchise fee revenue was $10,000, for the quarter ended February 29, 2024, an increase of $6,000, or 150.0%, from $4,000 for February 28, 2023. In the first quarter 2024 there was one store opened and then both years had normal annual amortization. Licensing fee and other income of $107,000, for the quarter ended February 29, 2024, increased $47,000 or 78.3% from $60,000 for same quarter 2023. Settlement revenue increased in the first quarter 2024 by $19,000 and license fee and other revenue increased by $23,000 compared to same period 2023.

Marketing Fund revenues of $259,000, for the quarter ended February 29, 2024, increased $21,000, or 8.8% from $238,000 for the quarter ended February 28, 2023.

Total operating expenses of $714,000, for the quarter ended February 29, 2024, increased $18,000, or 2.6% from $696,000 for the quarter ended February 28, 2023. The increase was primarily related to an increase in, marketing fund expenses of $21,000, an increase in provision for uncollectible accounts of $23,000, an increase in franchise development of $5,000, offset by a decrease in payroll and payroll related expenses of $16,000, a decrease in business insurance of $5,000, a decrease in advertising and promotion expenses of $3,000 and a decrease in general expenses of $7,000 compared to the quarter ended February 28, 2023.

For the three months ended February 29, 2024 the provision for income tax was $39,000, compared to $14,000 for the three months ending February 28, 2023.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.01 for the quarter ended February 29, 2024 and $0.00 earnings for quarter ended February 28, 2023.

Liquidity and Capital Resources

At February 29, 2024, the Company had working capital of $1,529,000 and unrestricted cash of $1,890,000. At February 28, 2023 the Company had working capital of $1,288,000, and unrestricted cash of $1,598,000.

During the three months ended February 29, 2024, the Company had net income of $99,000 and operating activities provided cash of $192,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 29, 2024 was depreciation and amortization of $1,000, noncash lease expense $25,000 and $23,000 provision for uncollectible accounts, less deferred tax expense of $22,000. In addition, changes in operating assets and liabilities increased cash by $67,000. During the three months ended February 28, 2023, the Company had net income of $35,000 and operating activities provided cash of $180,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2023 was depreciation and amortization of $1,000, and noncash lease expense of $25,000. In addition, changes in operating assets and liabilities increased cash by $119,000.

The Company had no investing activity for the first three months of 2024 or 2023.

Cash distributions/dividends used $145,000 in financing activities for the three months ending February 29, 2024 and February 28, 2023, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2024, a $0.02 cash distribution was declared for the first quarter and a $0.01 cash distribution has been declared for the second quarter.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2024, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2024.

Adopted Accounting Policies

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024 and there was no material financial change. Enhanced disclosures are found in the Summary of Significant Accounting Policies.

Recent Accounting Pronouncements

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 29, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2023, filed with the Securities and Exchange Commission on February 26, 2024.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 29, 2024 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending February 29, 2024 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

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

BAB, Inc.

Dated: April 12, 2024	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer