Form 10-Q
period 2024-05-31
BAB, INC.
filed 2024-07-12
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2024
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of July 12, 2024 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2024	November 30, 2023
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,937,678	$1,888,728
Restricted cash	229,919	183,944
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $49,618 in 2024 and $28,873 in 2023)	73,131	71,681
Marketing fund contributions receivable from franchisees and stores	18,556	14,995
Lease receivable	5,937	5,900
Prepaid expenses and other current assets	95,813	96,544
Total Current Assets	2,361,034	2,261,792

Property, plant and equipment (net of accumulated depreciation of $159,414 in both 2024 and 2023.	-	-
Lease receivable	29,427	32,406
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $140,502 in 2024 and $138,541 in 2023)	14,384	16,345
Operating lease right of use	392,664	32,745
Total Noncurrent Assets	2,391,691	2,036,712
Total Assets	$4,752,725	$4,298,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$16,502	$3,042
Income tax payable	123,747	47,334
Accrued expenses and other current liabilities	307,063	325,880
Unexpended marketing fund contributions	227,237	201,824
Deferred franchise fee revenue	24,166	30,094
Current portion operating lease liability	44,066	39,818
Total Current Liabilities	742,781	647,992

Long-term Liabilities (net of current portion)
Operating lease liability	363,071	-
Deferred franchise revenue	157,743	162,026
Deferred tax liability	283,653	309,293
Total Long-term Liabilities	804,467	471,319
Total Liabilities	$1,547,248	$1,119,311

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2024 and November 30, 2023	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2024 and November 30, 2023	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2024 and November 30, 2023	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,067,033)	(11,093,317)
Total Stockholders' Equity	3,205,477	3,179,193
Total Liabilities and Stockholders' Equity	$4,752,725	$4,298,504

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Six Months ended May 31, 2024 and May 31, 2023

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2024	2023	2024	2023
REVENUES
Royalty fees from franchised stores	$513,474	$494,933	$973,163	$937,541
Franchise Fees	9,215	7,054	19,461	11,401
Licensing fees and other income	53,513	75,674	160,101	135,994
Marketing fund revenue	306,636	286,739	566,047	525,057
Total Revenues	882,838	864,400	1,718,772	1,609,993

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	231,482	231,904	487,811	503,623
Occupancy	28,950	33,759	62,291	68,407
Advertising and promotion	398	4,904	762	7,705
Professional service fees	37,834	25,625	89,613	78,677
Travel	5,209	7,043	8,231	8,274
Employee benefit expenses	33,829	38,548	70,633	77,870
Depreciation and amortization	981	922	1,961	1,845
Marketing fund expenses	306,636	286,739	566,047	525,057
Other	51,069	63,866	122,993	118,046
Total Operating Expenses	696,388	693,310	1,410,342	1,389,504
Income from operations	186,450	171,090	308,430	220,489
Interest income	16,735	5,438	32,260	5,559
Income before provision for income taxes	203,185	176,528	340,690	226,048
Provision for income taxes
Current tax expense	61,349	75,823	122,140	90,023
Deferred tax	(3,849)	(25,823)	(25,640)	(25,823)
Total Tax Provision	57,500	50,000	96,500	64,200

Net Income	$145,685	$126,528	$244,190	$161,848

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.03	$0.02

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.03	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended May 31, 2024 and May 31, 2023

(Unaudited)

	May 31, 2024	May 31, 2023
Operating activities
Net Income	$244,190	$161,848
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,961	1,845
Deferred tax expense	(25,640)	(25,823)
Provision for uncollectible accounts, net of recoveries	20,745	-
Noncash lease expense	47,577	49,655
Changes in:
Trade accounts receivable and notes receivable	(19,253)	17,538
Marketing fund contributions receivable	(3,561)	(9,555)
Prepaid expenses and other	731	68,496
Accounts payable	13,460	8,255
Accrued liabilities	57,596	20,783
Unexpended marketing fund contributions	25,413	68,490
Deferred revenue	(10,211)	32,218
Operating lease liability	(40,177)	(58,940)
Net Cash Provided by Operating Activities	312,831	334,810

Financing activities
Cash distributions/dividends	(217,906)	(217,905)
Net Cash Used In Financing Activities	(217,906)	(217,905)

Net (Decrease)/Increase in Cash and Restricted Cash	94,925	116,905
Cash and Restricted Cash - Beginning of Period	2,072,672	1,902,661
Cash and Restricted Cash - End of Period	$2,167,597	$2,019,566

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$78,500	$7,500
Non-cash operating activities:
Right-of-use operating asset obtained in exchange for operating lease liability	$401,430	$-

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Six Months Ended May 31, 2024 and May 31, 2023

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2024, the Company had 64 franchise units and 4 licensed units in operation in 20 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at May 31, 2024.

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees, to notes receivable. These notes are usually not collateralized. A significant portion of these notes have specific reserves recorded against them amounting to $49,618 as of May 31, 2024.

Leases Receivable: Leases receivable consist of a single equipment lease receivable at May 31, 2024. The Company purchased equipment and leased the equipment to a franchisee. The equipment lease is collateralized by the equipment. The outstanding balance of the lease receivable is estimated to equate to the fair value of the equipment collateralizing the lease contracts, and is stated net of the unamortized interest income of $973 at May 31, 2024.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

Receivable balances by portfolio segment as of May 31, 2024 and November 30, 2023 are as follows:

	May 31, 2024	November 30, 2023
Accounts Receivable (Franchise Related)	$65,632	$55,781
Accounts Receivable (Vendor Related)	21,750	28,895
Notes Receivable	53,923	30,873
Lease Receivable, Net of Unamortized Interest	35,364	38,306
	176,669	153,855
Less: Allowance for Credit Losses	(49,618)	(28,873)
Total Receivables	127,051	124,982
Less: Current Portion	(97,624)	(92,576)
Long-Term Receivables	$29,427	$32,406

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At May 31, 2024, all notes receivable were due from former franchisees and had an original term over one year.

2. Summary of Significant Accounting Policies

Accounts Receivable and Notes Receivable (Continued)

Changes in the allowance for credit losses during the six months ended May 31, 2024 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2023	$-	$-	$28,873	$-	$28,873
Adjustments to Allowance for Adoption of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(2,304)	-	(2,304)
Provision for Credit Losses	-	-	23,049	-	23,049
Balance at May 31, 2024	$-	$-	$49,618	$-	$49,618

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at May 31, 2024 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$43,050	$-	$-	$-	$10,873	$53,923
Lease Receivable, Net of Unamortized Interest	35,364	-	-	-	-	35,364
	$78,414	$-	$-	$-	$10,873	$89,287

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows:

	2024	2023	2022	2021	2020	Prior	Total
Risk rating
Internal Grade I	$-	$-	$35,364	$-	$-	$-	$35,364
Internal Grade II	-	-	-	-	-	-	-
Internal Grade III	24,094	18,956	-	-	-	-	43,050
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables, Net of Unamortized Interest	$24,094	$18,956	$35,364	$-	$-	$10,873	$89,287

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2024 and 2023 were as follows:

	May 31, 2024	May 31, 2023

Cash and cash equivalents	$1,937,678	$1,682,226
Restricted cash	229,919	337,340
Total cash and restricted cash	$2,167,597	$2,019,566

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months and six months ended May 31, 2024 and 2023:

	For three months ended May 31, 2024	For three months ended May 31, 2023	For six months ended May 31, 2024	For six months ended May 31, 2023

Revenue recognized at a point in time
Sign Shop revenue	$-	$2,022	$1,379	$2,179
Settlement revenue	1,000	6,000	26,610	12,500
Total revenue at a point in time	1,000	8,022	27,989	14,679
Revenue recognized over time
Royalty revenue	513,474	494,933	973,163	937,541
Franchise fees	9,215	7,054	19,461	11,401
License fees	5,978	5,443	11,956	9,589
Gift card revenue	313	1,796	3,159	2,100
Nontraditional revenue	46,222	60,413	116,997	109,626
Marketing fund revenue	306,636	286,739	566,047	525,057
Total revenue over time	881,838	856,378	1,690,783	1,595,314
Grand total	$882,838	$864,400	$1,718,772	$1,609,993

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	May 31, 2024	November 30, 2023
Liabilities
Contract liabilities - current	$481,823	$458,162
Contract liabilities - long-term	157,743	162,026
Total Contract Liabilities	$639,566	$620,188

	May 31, 2024	November 30, 2023
Contracts at beginning of period	$620,188	$692,360

Revenue Recognized during period	(724,651)	(1,685,740)
Additions during period	744,029	1,613,568
Contracts at end of period	$639,566	$620,188

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2024	$15,328	(a)
2025	26,005
2026	25,780
2027	19,133
2028	18,600
Thereafter	77,063
Total	$181,909

(a) represents the estimate for the remainder of 2024

4. Units Open and Under Development

Units which are open or under development at May 31, 2024 and 2023 are as follows:

	May 31, 2024	May 31, 2023
Stores open:
Franchisee-owned stores	64	67
Licensed Units	4	3
	68	70

Unopened stores with Franchise Agreements	4	4

Total operating units and units with Franchise Agreements	72	74

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2024	May 31, 2023	May 31, 2024	May 31, 2023
Numerator:
Net income available to common shareholders	$145,685	$126,528	$244,190	$161,848

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.03	$0.02

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 29, 2024 and February 28, 2023, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on a review of the First Quarter goodwill assessment during the current quarter, management does not believe that an impairment exists at May 31, 2024.

7. Lease Receivable

The Company leases restaurant equipment to a certain franchise under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At May 31, 2024, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the six months ending May 31, 2024, the Company recorded interest income from the lease receivable of $200.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of May 31, 2024 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	$3,142
2025	6,283
2026	6,404
2027	6,283
2028	6,283
thereafter	7,942
Total Undiscounted Lease Payments	36,337

Unamortized interest income	(973)
Lease receivable, net	$35,364

Short-term lease receivable	$5,937
Long-term lease receivable	29,427
Total lease receivable	$35,364

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2024 the remaining lease term was 70 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of May 31, 2024 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	$45,546
2025	77,737
2026	80,837
2027	84,024
2028	96,163
Thereafter	136,725
Total Undiscounted Rent Payments	$521,032

Present Value Discount	(113,895)
Present Value	$407,137

Short-term lease liability	$44,066
Long-term lease liability	363,071
Total Operating Lease Liability	$407,137

9. Income Taxes

For the three months ended May 31, 2024, the Company recorded current and deferred tax expense of $57,500 for an effective tax rate of 28.3% compared to $50,000 of current and deferred tax expense for the three months ended May 31, 2023 for an effective tax rate of 28.3%.

For the six months ended May 31, 2024, the Company recorded current and deferred tax expense of $96,500 for an effective tax rate of 28.3% compared to $64,200 of current and deferred tax expense for the six months ended May 31, 2023 for an effective tax rate of 28.4%.

10. Stockholder’s Equity

On June 06, 2024 the Board of Director (“Board”) declared a $0.01 quarterly cash distribution, payable on July 12, 2024 to shareholders of record as of June 24, 2024. On March 6, 2024 the Board declared a $0.01 quarterly cash distribution, payable on April 12, 2024 to shareholders of record as of March 21, 2024. On December 11, 2023 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special to stockholders of record as of December 27, 2023, paid January 16, 2024.

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

General

There are 64 franchised and 4 licensed units at May 31, 2024 compared to 67 franchised and 3 licensed units at May 31, 2023.  System-wide revenues for the six months ended May 31, 2024 were $20.2 million and May 31, 2023 was $19.4 million.

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

As of May 31, 2024, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2024 versus Three Months Ended May 31, 2023

For the three months ended May 31, 2024 and May 31, 2023, the Company reported net income of $146,000 and $127,000, respectively. Total revenue of $883,000 increased $19,000, or 2.2%, for the three months ended May 31, 2024, as compared to total revenue of $864,000 for the three months ended May 31, 2023.

Royalty fee revenue of $513,000, for the quarter ended May 31, 2024, increased $18,000, or 3.6%, from the $495,000 for quarter ended May 31, 2023. Some factors contributing to the increased sales, was the usage of online ordering and delivery services in their areas and price increases for products sold

Franchise fee revenue was $9,000, for the quarter ended May 31, 2024, an increase of $2,000, or 28.6%, from $7,000 for May 31, 2023. In the second quarters of 2024 and 2023 there was one store transferred and both years had normal annual amortization. Licensing fee and other income of $54,000, for the quarter ended May 31, 2024, decreased $22,000 or 28.9% from $76,000 for same quarter 2023. Settlement revenue decreased in the second quarter 2024 by $5,000 and license fee and other revenue decreased by $17,000 compared to same period 2023.

Marketing Fund revenues of $307,000, for the quarter ended May 31, 2024, increased $20,000, or 7.0% from $287,000 for the quarter ended May 31, 2023.

Total operating expenses of $696,000, for the quarter ended May 31, 2024, increased $3,000, or 0.4% from $693,000 for the quarter ended May 31, 2023. Legal fees increased $12,000 and franchisee marketing expenses increased $20,000, offset by a decrease of $5,000 in each of occupancy expense, employee benefit expense and advertising expense. It was also offset by a decrease in business insurance of $5,000 a decrease in travel of $2,000, and a decrease in general expenses of $12,000 compared to the quarter ended May 31, 2023.

For the three months ended May 31, 2024 the provision for income tax was $57,500, compared to $50,000 for the three months ending May 31, 2023.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for the quarter ended May 31, 2024 and 2023.

Six Months Ended May 31, 2024 versus Six Months Ended May 31, 2023

For the six months ended May 31, 2024 and May 31, 2023, the Company reported net income of $244,000 and $162,000, respectively. Total revenue of $1,719,000 increased $109,000, or 6.8%, for the six months ended May 31, 2024, as compared to total revenue of $1,610,000 for the six months ended May 31, 2023.

Royalty fee revenue of $973,000, for the six months ended May 31, 2024, increased $35,000, or 3.7%, from the $938,000 for six months ended May 31, 2023. Some factors contributing to the increased sales, was the usage of online ordering and delivery services in their areas and price increases for products sold.

Franchise fee revenues of $19,000, for the six months ended May 31, 2024, increased $8,000, or 72.7%, from the $11,000 for the six months ended May 31, 2023. For the six months ended May 31, 2024, in addition to the normal franchise fee amortization, the Company recorded revenue for one store opening and one store transfer compared to one transfer in the same period 2023.

Licensing fee and other income of $160,000 for the six months ended May 31, 2024, increased $24,000 or 17.6% from $136,000 for same period 2023. For the six months ended May 31, 2024 there was a $14,000 increase in settlement income, a $1,000 increase in Sign Shop revenue and a $9,000 increase in licensing fee and other revenue in 2024 compared to same period 2023.

Results of Operations (continued)

Marketing Fund revenues of $566,000, for the six months ended May 31, 2024, increased $41,000 or 7.8% from $525,000 for same period 2023.

Total operating expenses of $1,410,000, for the six months ended May 31, 2024, increased $20,000, or 1.4% from $1,390,000 for the same period 2023. The increase was primarily related to a $21,000 increase in provision for bad debt, an $11,000 increase in legal and accounting fees, a $4,000 increase in franchise development and a $41,000 increase in marketing fund expenses, offset by a $16,000 decrease in salaries, a $6,000 decrease in occupancy an $7,000 decrease in advertising and a $7,000 decrease in employee benefit expense, a $10,000 decrease in insurance expense and a decrease in general expenses of $11,000 in the six months ended May 31, 2024 compared to the same period 2023.

For the six months ended May 31, 2024 and 2023 the provision for income tax was $96,500 and $64,200, respectively.

Earnings per share, as reported for basic and diluted outstanding shares for the six months ended May 31, 2024 and 2023 were $0.03 and $0.02, respectively.

Liquidity and Capital Resources

At May 31, 2024, the Company had working capital of $1,618,000 and unrestricted cash of $1,938,000. At May 31, 2023 the Company had working capital of $1,343,000 and unrestricted cash of $1,682,000.

During the six months ended May 31, 2024, the Company had net income of $244,000 and operating activities provided cash of $313,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2024 was depreciation and amortization of $2,000, provision for uncollectible accounts of $21,000 and noncash lease expense of 48,000, less deferred tax reduction of $26,000. In addition, changes in operating assets and liabilities increased cash by $24,000. During the six months ended May 31, 2023 the Company had net income of $162,000 and operating activities provided cash of $335,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2023 was depreciation and amortization of $2,000, and noncash lease expense of 50,000, less deferred tax reduction of $26,000. In addition, changes in operating assets and liabilities increased cash by $147,000.

The Company had no investing activities for the six months ended May 31, 2024 or 2023.

Cash distributions/dividends used $218,000 in financing activities for the six months ending May 31, 2024 and 2023.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2024, a $0.02 cash distribution was declared for the first quarter and a $0.01 cash distribution has been declared for the second and third quarters.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2024 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending May 31, 2024 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the quarter ended May 31, 2024.

(a)  EXHIBITS

The following exhibits are filed herewith.

.

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

BAB, Inc.

Dated: July 12, 2024	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer