Form 10-Q
period 2024-08-31
BAB, INC.
filed 2024-10-11
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2024
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BABB	OTCQB

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of October 11, 2024 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2024	November 30, 2023
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$1,930,770	$1,888,728
Restricted cash	270,099	183,944
Receivables
Trade accounts and notes receivable (net of allowance for doubtful accounts of $48,102 in 2024 and $28,873 in 2023)	81,877	71,681
Marketing fund contributions receivable from franchisees and stores	21,611	14,995
Lease receivable	5,956	5,900
Prepaid expenses and other current assets	94,999	96,544
Total Current Assets	2,405,312	2,261,792

Property, plant and equipment (net of accumulated depreciation of $159,414 in both 2024 and 2023.	-	-
Lease receivable	27,929	32,406
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $141,483 in 2024 and $138,541 in 2023)	13,403	16,345
Operating lease right of use	379,343	32,745
Total Noncurrent Assets	2,375,891	2,036,712

Total Assets	$4,781,203	$4,298,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$41,613	$3,042
Income tax payable	72,849	47,334
Accrued expenses and other current liabilities	275,229	325,880
Unexpended marketing fund contributions	241,075	201,824
Deferred franchise fee revenue	16,194	30,094
Current portion operating lease liability	45,936	39,818
Total Current Liabilities	692,896	647,992

Long-term Liabilities (net of current portion)
Operating lease liability	346,817	-
Deferred franchise revenue	161,042	162,026
Deferred tax liability	287,278	309,293
Total Long-term Liabilities	795,137	471,319

Total Liabilities	$1,488,033	$1,119,311

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2024 and November 30, 2023	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2024 and November 30, 2023	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2024 and November 30, 2023	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,979,340)	(11,093,317)
Total Stockholders' Equity	3,293,170	3,179,193
Total Liabilities and Stockholders' Equity	$4,781,203	$4,298,504

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three and Nine Months ended August 31, 2024 and August 31, 2023

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2024	2023	2024	2023
REVENUES
Royalty fees from franchised stores	$519,299	$515,970	$1,492,463	$1,453,511
Franchise Fees	9,298	11,306	28,759	22,707
Licensing fees and other income	49,869	63,889	209,969	199,883
Marketing fund revenue	293,469	345,486	859,516	870,543
Total Revenues	871,935	936,651	2,590,707	2,546,644

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	240,632	237,140	728,443	740,763
Occupancy	29,904	34,989	92,195	103,396
Advertising and promotion	707	2,933	1,469	10,638
Professional service fees	26,055	23,030	115,668	101,707
Travel	2,697	4,754	10,928	13,028
Employee benefit expenses	38,768	33,406	109,401	111,276
Depreciation and amortization	981	981	2,942	2,826
Marketing fund expenses	293,469	345,486	859,516	870,543
Other	33,798	35,128	156,791	153,174
Total Operating Expenses	667,011	717,847	2,077,353	2,107,351
Income from operations	204,924	218,804	513,354	439,293
Interest income	17,903	15,054	50,164	20,613
Income before provision for income taxes	222,827	233,858	563,518	459,906
Provision for income taxes
Current tax expense	58,875	36,684	181,015	126,707
Deferred tax	3,625	29,416	(22,015)	3,593
Total Tax Provision	62,500	66,100	159,000	130,300

Net Income	$160,327	$167,758	$404,518	$329,606

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.06	$0.05

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.04	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended August 31, 2024 and August 31, 2023

(Unaudited)

	August 31, 2024	August 31, 2023
Operating activities
Net Income	$404,518	$329,606
Adjustments to reconcile net income to cash
flows provided by operating activities:
Depreciation and amortization	2,942	2,826
Deferred tax expense	(22,015)	3,593
Provision for uncollectible accounts, net of recoveries	19,229	-
Noncash lease expense	69,287	74,483
Changes in:
Trade accounts receivable and notes receivable	(25,004)	1,495
Marketing fund contributions receivable	(6,616)	(4,300)
Prepaid expenses and other	1,545	60,672
Accounts payable	38,571	(1,731)
Accrued liabilities	(25,136)	(22,797)
Unexpended marketing fund contributions	39,251	49,785
Deferred revenue	(14,884)	19,537
Operating lease liability	(62,950)	(88,411)
Net Cash Provided by Operating Activities	418,738	424,758

Investing Activities
Trademark Additions	-	(1,180)
Net Cash Used by Investing Activities		(1,180)

Financing activities
Cash distributions/dividends	(290,541)	(290,540)
Net Cash Used In Financing Activities	(290,541)	(290,540)

Net (Decrease)/Increase in Cash and Restricted Cash	128,197	133,038
Cash and Restricted Cash - Beginning of Period	2,072,672	1,902,661
Cash and Restricted Cash - End of Period	$2,200,869	$2,035,699

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$155,500	$52,500
Non-cash operating activities:
Right-of-use operating asset obtained in exchange for operating lease liability	$401,430	$-

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three and Nine Months Ended August 31, 2024 and August 31, 2023

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2024, the Company had 64 franchise units and 4 licensed units in operation in 20 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at August 31, 2024.

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees, to notes receivable. These notes are usually not collateralized. A significant portion of these notes have specific reserves recorded against them amounting to $48,102 as of August 31, 2024.

Leases Receivable: Leases receivable consist of a single equipment lease receivable at August 31, 2024. The Company purchased equipment and leased the equipment to a franchisee. The equipment lease is collateralized by the equipment. The outstanding balance of the lease receivable is estimated to equate to the fair value of the equipment collateralizing the lease contracts, and is stated net of the unamortized interest income of $879 at August 31, 2024.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

Receivable balances by portfolio segment as of August 31, 2024 and November 30, 2023 are as follows:

	August 31, 2024	November 30, 2023
Accounts Receivable (Franchise Related)	$75,236	$55,781
Accounts Receivable (Vendor Related)	24,115	28,895
Notes Receivable	52,239	30,873
Lease Receivable, Net of Unamortized Interest	33,885	38,306
	185,475	153,855
Less: Allowance for Credit Losses	(48,102)	(28,873)
Total Receivables	137,373	124,982
Less: Current Portion	(109,444)	(92,576)
Long-Term Receivables	$27,929	$32,406

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At August 31, 2024, all notes receivable were due from former franchisees and had an original term over one year.

2. Summary of Significant Accounting Policies

Accounts Receivable and Notes Receivable (Continued)

Changes in the allowance for credit losses during the nine months ended August 31, 2024 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2023	$-	$-	$28,873	$-	$28,873
Adjustments to Allowance for Adoption of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(3,820)	-	(3,820)
Provision for Credit Losses	-	-	23,049	-	23,049
Balance at August 31, 2024	$-	$-	$48,102	$-	$48,102

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at August 31, 2024 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$41,366	$-	$-	$-	$10,873	$52,239
Lease Receivable, Net of Unamortized Interest	33,885	-	-	-	-	33,885
	$75,251	$-	$-	$-	$10,873	$86,124

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows:

	2024	2023	2022	2021	2020	Prior	Total
Risk rating
Internal Grade I	$-	$-	$33,885	$-	$-	$-	$33,885
Internal Grade II	-	-	-	-	-	-	-
Internal Grade III	22,941	18,425	-	-	-	-	41,366
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables,
Net of Unamortized Interest	$22,941	$18,425	$33,885	$-	$-	$10,873	$86,124

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2024 and 2023 were as follows:

	August 31, 2024	August 31, 2023

Cash and cash equivalents	$1,930,770	$1,713,798
Restricted cash	270,099	321,901
Total cash and restricted cash	$2,200,869	$2,035,699

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the three months and nine months ended August 31, 2024 and 2023:

	For three months ended August 31, 2024	For three months ended August 31, 2023	For nine months ended August 31, 2024	For nine months ended August 31, 2023

Revenue recognized at a point in time
Sign Shop revenue	$-	$100	$1,379	$2,278
Settlement revenue	-	-	26,610	12,500
Total revenue at a point in time	-	100	27,989	14,778
Revenue recognized over time
Royalty revenue	519,300	515,970	1,492,463	1,453,511
Franchise fees	9,298	11,306	28,759	22,707
License fees	5,978	3,378	17,934	12,967
Gift card revenue	533	1,172	3,692	3,273
Nontraditional revenue	43,357	59,239	160,354	168,865
Marketing fund revenue	293,469	345,486	859,516	870,543
Total revenue over time	871,935	936,551	2,562,718	2,531,866
Grand total	$871,935	$936,651	$2,590,707	$2,546,644

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	August 31, 2024	November 30, 2023
Liabilities
Contract liabilities - current	$527,983	$458,162
Contract liabilities - long-term	161,042	162,026
Total Contract Liabilities	$689,025	$620,188

	August 31, 2024	November 30, 2023
Contracts at beginning of period	$620,188	$692,360

Revenue Recognized during period	(1,039,857)	(1,685,740)
Additions during period	1,108,694	1,613,568
Contracts at end of period	$689,025	$620,188

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2024	$4,058	(a)
2025	$32,602
2026	$25,780
2027	$19,133
2028	$18,600
Thereafter	$77,063
Total	$177,236

(a) represents the estimate for the remainder of 2024

4. Units Open and Under Development

Units which are open or under development at August 31, 2024 and 2023 are as follows:

	August 31, 2024	August 31, 2023
Stores open:
Franchisee-owned stores	64	66
Licensed Units	4	3
	68	69

Unopened stores with Franchise
Agreements	4	5

Total operating units and units with Franchise Agreements	72	74

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2024	August 31, 2023	August 31, 2024	August 31, 2023
Numerator:
Net income available to common shareholders	$160,327	$167,758	$404,518	$329,606

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.06	$0.05

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarter ended February 29, 2024 and February 28, 2023, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed. Based on a review of the First Quarter goodwill assessment during the current quarter, management does not believe that an impairment exists at August 31, 2024.

7. Lease Receivable

The Company leases restaurant equipment to a certain franchisee under a sales-type lease agreement. The lease agreement does not contain any non-lease components. The lease term is for a period of seven years, beginning June 1, 2022 and ending June 1, 2029. The lease requires weekly payments of $121 for a total 365 payments, and a final optional buy-out payment of $4,800, which management believes estimates residual value. At August 31, 2024, management does not believe the unguaranteed residual asset value of $4,800 to be impaired.

During the nine months ending August 31, 2024, the Company recorded interest income from the lease receivable of $292.

The sales lease is included in the balance sheet at the current value of the lease payments at a 1.25% discount rate, which reflects the rate implicit in the lease agreement.

Future minimum lease payments receivable as of August 31, 2024 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	1,571
2025	6,283
2026	6,404
2027	6,283
2028	6,283
thereafter	7,940
Total Undiscounted Lease Payments	34,764

Unamortized interest income	(879)
Lease receivable, net	$33,885

Short-term lease receivable	$5,956
Long-term lease receivable	27,929
Total lease receivable	$33,885

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2024 the remaining lease term was 67 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2024 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2024	$22,773
2025	77,737
2026	80,837
2027	84,024
2028	96,163
Thereafter	136,725
Total Undiscounted Rent Payments	$498,259

Present Value Discount	(105,506)
Present Value	$392,753

Short-term lease liability	$45,936
Long-term lease liability	346,817
Total Operating Lease Liability	$392,753

9. Income Taxes

For the three months ended August 31, 2024, the Company recorded current and deferred tax expense of $62,500 for an effective tax rate of 28.3% compared to $66,100 of current and deferred tax expense for the three months ended August 31, 2023 for an effective tax rate of 28.3%.

For the nine months ended August 31, 2024, the Company recorded current and deferred tax expense of $159,000 for an effective tax rate of 28.2% compared to $130,300 of current and deferred tax expense for the nine months ended August 31, 2023 for an effective tax rate of 28.3%.

10. Stockholder’s Equity

On September 6, 2024 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution, payable on October 11, 2024 to shareholders of record as of September 23, 2024. On June 06, 2024 the Board declared a $0.01 quarterly cash distribution, paid on July 12, 2024 to shareholders of record as of June 24, 2024. On March 6, 2024 the Board declared a $0.01 quarterly cash distribution, paid on April 12, 2024 to shareholders of record as of March 21, 2024. On December 11, 2023 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special to stockholders of record as of December 27, 2023, paid January 16, 2024.

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

General

There are 64 franchised and 4 licensed units at August 31, 2024 compared to 66 franchised and 3 licensed units at August 31, 2023.  System-wide revenues for the nine months ended August 31, 2024 were $30.9 million and August 31, 2023 was $30.2 million.

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

As of August 31, 2024, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2024 versus Three Months Ended August 31, 2023

For the three months ended August 31, 2024 and August 31, 2023, the Company reported net income of $160,000 and $168,000, respectively. Total revenue of $872,000 decreased $65,000, or 6.9%, for the three months ended August 31, 2024, as compared to total revenue of $937,000 for the three months ended August 31, 2023.

Royalty fee revenue of $519,000, for the quarter ended August 31, 2024, increased $3,000, or 0.6%, from the $516,000 for quarter ended August 31, 2023.

Franchise fee revenue was $9,000, for the quarter ended August 31, 2024, a decrease of $2,000, or 18.2%, from $11,000 for August 31, 2023. In the third quarter of 2024 and 2023 there was one store transferred in both years and normal monthly amortization. In 2023 a closed location franchise revenue remaining was recognized. Licensing fee and other income of $50,000, for the quarter ended August 31, 2024, decreased $14,000 or 21.9% from $64,000 for same quarter 2023.

Marketing Fund revenues of $294,000, for the quarter ended August 31, 2024, decreased $52,000, or 15.0% from $346,000 for the quarter ended August 31, 2023. Revenue decreased for the Marketing Fund for August 31, 2024 versus same period 2023 due to timing of marketing campaigns.

Total operating expenses of $667,000, for the quarter ended August 31, 2024, decreased $50,000, or 7.0% from $718,000 for the quarter ended August 31, 2023. Marketing Funds decreased $52,000 due to a decrease in spending in the quarter, occupancy expense decreased $5,000 because a new lease was signed with a better costs structure and travel expense decreased $2,000, offset by increase in professional fees of $3,000 and employee benefit expense increased $6,000 in the 3 months ending August 31, 2024 compared to same period 2023.

For the three months ended August 31, 2024 the provision for income tax was $62,000, compared to $66,000 for the three months ending August 31, 2023.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for the quarter ended August 31, 2024 and 2023.

Nine Months Ended August 31, 2024 versus Nine Months Ended August 31, 2023

For the nine months ended August 31, 2024 and August 31, 2023, the Company reported net income of $405,000 and $330,000, respectively. Total revenue of $2,591,000 increased $43,000, or 1.7%, for the nine months ended August 31, 2024, as compared to total revenue of $2,547,000 for the nine months ended August 31, 2023.

Royalty fee revenue of $1,492,000, for the nine months ended August 31, 2024, increased $38,000, or 2.6%, from the $1,454,000 for nine months ended August 31, 2023. Some factors contributing to the increased sales, was the usage of online ordering and delivery services in their areas.

Franchise fee revenues of $29,000, for the nine months ended August 31, 2024, increased $6,000, or 26.1%, from the $23,000 for the nine months ended August 31, 2023. For the nine months ended August 31, 2024, in addition to the normal franchise fee amortization, the Company recorded revenue for one store opening and two store transfers compared to two transfers and one closed store’s franchise fees in the same period 2023.

Licensing fee and other income of $210,000 for the nine months ended August 31, 2024, increased $10,000 or 5.0% from $200,000 for same period 2023. For the nine months ended August 31, 2024 there was a $14,000 increase in settlement income, a $5,000 increase in licensing fees, offset by a $9,000 decrease in nontraditional revenue in 2024 compared to same period 2023.

Results of Operations (continued)

Marketing Fund revenues of $860,000, for the nine months ended August 31, 2024, decreased $11,000 or 1.3% from $871,000 for same period 2023.

Total operating expenses of $2,077,000, for the nine months ended August 31, 2024, decreased $32,000, or 1.5% from $2,107,000 for the same period 2023. The decrease was primarily due to payroll decreased $13,000, occupancy decreased $12,000 because a new lease was signed and rent expense is less under the new lease, Marketing Fund expenses decreased $11,000, advertising and promotion expense decreased $10,000 and both depreciation and travel decreased by $2,000 in the nine months of 2024 compared to same period 2023. This was offset by an increase of $14,000 in professional fees which included an increase of $4,000 in accounting and $10,000 in legal and a $4,000 increase in other general expenses which included an increase of $19,000 in bad debt provision for reserve of a note receivable and $6,000 of franchise related expenses, offset by a decrease in insurance of $12,000, and a net decrease in maintenance, office supplies, general corporate expense, and outside services of $9,000

For the nine months ended August 31, 2024 and 2023 the provision for income tax was $159,000 and $130,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares for the nine months ended August 31, 2024 and 2023 were $0.06 and $0.05, respectively.

Liquidity and Capital Resources

At August 31, 2024, the Company had working capital of $1,712,000 and unrestricted cash of $1,931,000. At August 31, 2023 the Company had working capital of $1,477,000 and unrestricted cash of $1,714,000.

During the nine months ended August 31, 2024, the Company had net income of $405,000 and operating activities provided cash of $419,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2024 was depreciation and amortization of $3,000, provision for uncollectible accounts of $19,000 and noncash lease expense of 69,000, less deferred tax reduction of $22,000. In addition, changes in operating assets and liabilities decreased cash by $55,000. During the nine months ended August 31, 2023 the Company had net income of $330,000 and operating activities provided cash of $425,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2023 was depreciation and amortization of $3,000, and noncash lease expense of $74,000, and deferred tax expense of $4,000. In addition, changes in operating assets and liabilities increased cash by $14,000.

The Company had no investing activities for the nine months ended August 31, 2024 and used $1,000 for investing activities in the nine months of 2023.

Cash distributions/dividends used $291,000 in financing activities for the nine months ending August 31, 2024 and 2023.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2024, a $0.02 cash distribution was declared for the first quarter and a $0.01 cash distribution has been declared for the second, third and fourth quarters.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2024 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending August 31, 2024 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the quarter ended August 31, 2024.

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

BAB, Inc.

Dated: October 11, 2024	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer