Form 10-K
period 2024-11-30
BAB, INC.
filed 2025-02-26
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

☐ Yes ☒ No

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,613,316 based on 4,817,754 shares held by nonaffiliates as of May 31, 2024; Closing price ($0.75) for said shares in the NASDAQ OTCQB Marketplace as of such date.

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) . ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 26, 2025.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At November 30, 2024, the Company had 61 franchise units and 4 licensed units in operation in 18 states. There are 4 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Net Income

The Company reported net income of $525,000 for fiscal year ended November 30, 2024 and net income of $467,000 for fiscal year ended November 30, 2023. November 30, 2024 net operating income was $665,000 compared to $615,000 in 2023.

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

LOCATIONS

The Company had 61 franchised locations and 4 licensed units in 18 states. There are 4 units under development.

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

SWEETDUET®-- The Company does not have any stand-alone SweetDuet franchises, but the SweetDuet concept is available as an added brand to a BAB or MFM location.

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

EMPLOYEES

As of November 30, 2024, the Company employed 11 full time people and one part time person in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 1C. CYBERSECURITY

Our Audit Committee, composed of two independent Board of Director members, has oversight responsibility for the Company’s cyber-security risk. The internal members of management that oversee cybersecurity is the Chief Financial Officer, (“CFO”) and the Director of Franchise Operations/Staff Attorney, (“DFO”). The CFO reports to the Audit Committee prior to each quarterly and annual 10-Q and 10-K filing, respectively, on any current cyber changes, procedures and any identified risks. The CFO provides the Audit Committee any cyber insurance information and will obtain approval for any changes in cyber insurance coverage. The CFO will also provide the Audit Committee any information on any possible third-party information technology, (“IT”) service and consultant changes. The Audit Committee will review and approve any change in IT service providers. The Audit Committee will be immediately notified of any cyber security threats or incidents.

At BAB, Inc. we recognize the importance of safeguarding our systems, data and assets, even in an environment where the risk of cyber incidents is minimal due to the nature of our business. The CFO has over 30 years of experience in risk management and working with computer systems across various industries, providing strong oversight of the cybersecurity efforts. The DFO has several years of experience in IT operations within the company. The internal management team of the CFO and DFO are both familiar and knowledgeable of the company’s computer systems and operations and they are familiar with the company’s policies, procedures and accountability for safeguarding critical data and assets. Cybersecurity tools as listed below aid in mitigating cybersecurity risk.

Our cybersecurity infrastructure includes a combination of technical, administrative and physical safeguards designed to mitigate cybersecurity risks. As part of our risk management process, the CFO also regularly engages with the outside IT consultants to review and minimize the Company’s cyber risk.

The Company has a firewall that protects the whole network, including intrusion protection, virus protection and other subscription-based protection that updates regularly. For those with remote access there is end-to-end encryption with a secure VPN to access the server. All computers, including those in office and any remote user’s computers have an antivirus software from a company that specializes in cybersecurity that has been installed and maintained by an outside IT consultant. The software is updating and reviewing any cyber threats on a continual basis. Additional services provide email filters to minimize phishing and spam emails. Employees are trained to not open suspicious emails and to never open attachments unless they are expecting an attachment from that Company or individual.

Sensitive files are password protected and accessible by only select individuals. These files are maintained on a separate drive. Computer files are backed up and redundancy protocols are in place so that minimal downtime would occur in the event of a cyber breach. The Company also maintains cyber insurance coverage to ensure that the Company is adequately prepared in the event of an unforeseen cyber incident.

No system is entirely immune to cyber threats and although our risk is low, the impact of a cybersecurity incident could impact our business, cause reputational harm, subject us to increased operating costs and/or expose us to litigation. To date, we have had no cybersecurity incidents that have materially impacted, or are reasonably likely to materially impact our operations or financial condition. Should an incident occur, the CFO and/or DFO will immediately report the incident to the Audit Committee with all details. The communication will identify what steps are currently being taken to resolve the incident, and what actions are being taken to prevent any further security incidents from occurring.

ITEM 2. PROPERTIES

The Company's principal executive office, consisting of approximately 5,300 square feet, is located in Deerfield, Illinois and is leased. The original lease expired March 31, 2024.

On February 15, 2024 the Company signed a lease for the same executive office space in Deerfield, Illinois, consisting of approximately 5,300 square feet. The lease is for a period of 6 years, beginning April 1, 2024 through March 31, 2030 with an option to renew for a 5-year period.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2024 and 2023.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2024	Low	High
First quarter	0.68	0.80
Second quarter	0.67	0.80
Third quarter	0.75	0.90
Fourth quarter	0.74	0.85

Year Ended: November 30, 2023	Low	High
First quarter	0.73	0.92
Second quarter	0.70	0.86
Third quarter	0.69	0.85
Fourth quarter	0.69	0.80

As of February 26, 2025, the Company's Common Stock was held by 114 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 26, 2025, is approximately 1,100 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 4, 2024 the Board of Directors declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

On September 6, 2024 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution, payable on October 11, 2024 to stockholders of record as of September 23, 2024. On June 06, 2024 the Board declared a $0.01 quarterly cash distribution, paid on July 12, 2024 to stockholders of record as of June 24, 2024. On March 6, 2024 the Board declared a $0.01 quarterly cash distribution, paid on April 12, 2024 to stockholders of record as of March 21, 2024. On December 11, 2023 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special to stockholders of record as of December 27, 2023, paid January 16, 2024.

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

On May 6, 2013, the Board authorized and declared a dividend distribution of one right for each outstanding share of the common stock of the Company to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Stockholder Services, as rights agent.

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group, other than exempt person, that acquires 15% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2024, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2024.

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

GENERAL

The Company has 61 franchised and 4 licensed units with 4 units under development at the end of 2024. Units in operation and under development at the end of 2023 included 63 franchised and 4 licensed units and 5 units under development.  System-wide revenues were $41.4 million in 2024 and $40.5 million in 2023.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2024 COMPARED TO YEAR 2023

Total revenues from all sources increased $35,000, or 1.0%, to $3,545,000 in 2024 from $3,510,000 in the prior year. Franchise fee revenue increased $29,000, royalty revenue increased $50,000 and licensing fees and other revenue increased $24,000 in 2024 compared to 2023, offset by a decrease in Marketing Fund revenue of $67,000 in 2024 compared to 2023.

Royalty fee revenue of $1,995,000, for the fiscal year ended November 30, 2024, increased $50,000, or 2.6%, from the $1,945,000 for fiscal year ended November 30, 2023. The increase in royalties for the fiscal year ended November 30, 2024 was primarily due to franchisees continued increase in usage of online ordering and delivery services in their areas.

Franchise fee revenue increased $29,000, or 107.4%, to $56,000 in 2024 as compared to $27,000 in 2023. In 2024 there were two transfers, one store opened and one store closed that had not been fully amortized that resulted in an additional $23,000 in franchise fees recognized, in addition to the normal monthly amortization. In 2023 there were two transfers, and one store closed that had not been fully amortized resulting in $2,000 in franchise fees recognized, in addition to the normal monthly amortization.

Licensing fees and other income increased $24,000, or 8.2%, to $318,000 in 2024 compared to $294,000 in 2023.  Marketing fund revenues decreased $67,000, or 5.4% to $1,177,000 in 2024 compared to $1,244,000 in 2023.

Total operating expenses in 2024 were $2,880,000, or 81.2% of revenues, compared to $2,895,000, or 82.5% of revenues in 2023. Total operating expenses in 2024 decreased $15,000, or 0.5%, compared to 2023.

The decrease in operating expenses of $15,000, or 0.5% in 2024 was primarily due to a decrease in marketing expenses of $67,000, occupancy expense of $13,000, a $10,000 decrease in advertising and promotion and other expenses decreased $4,000, offset by an increase in payroll and payroll taxes of $48,000, an increase in professional fees of $19,000, and a sales-type lease termination added $12,000 in expenses compared to the same period 2023.

Interest income increased $30,000, or 83.3% to $66,000 in 2024 compared to 36,000 in 2023.

In 2024 there was an income tax expense of $206,000 which includes $8,000 of noncash deferred tax expense, $150,000 of federal income tax, and $48,000 of state taxes. In 2023 there was an income tax expense of $183,000 which includes $27,000 of noncash deferred tax expense, $117,000 of federal income tax, and $39,000 of state taxes. There was net income of $525,000 in 2024 versus a net income of $467,000 in 2023.

Total operating income before interest and taxes was $665,000 in 2024 or 18.8% of revenue as compared to $615,000 or 17.5% of revenue in the prior year. In 2024 earnings per share for basic and diluted outstanding shares was $0.07 compared to $0.06 in 2023.

LIQUIDITY AND CAPITAL RESOURCES

At November 30. 2024, the Company had working capital of $1,784,000 and unrestricted cash of $2,178,000. At November 30, 2023, the Company had working capital of 1,614,000 and unrestricted cash of $1,889,000.

During fiscal 2024, the Company had net income of $525,000 and operating activities which provided cash of $638,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $8,000, provision for uncollectible accounts of $28,000, noncash lease expense of $91,000 and $12,000 for a loss on sales-type lease termination. In addition, changes in other operating assets and liabilities decreased cash a total of $30,000. During fiscal 2023, the Company had net income of $467,000 and operating activities which provided cash of $534,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $28,000, provision for uncollectible accounts of $18,000 and noncash lease expense of $99,000. In addition, changes in other operating assets and liabilities decreased cash a total of $82,000.

During fiscal 2024, the Company used $10,000 for investing activities and $1,000 of funds were used in fiscal 2023.

Financing activities in fiscal 2024 and fiscal 2023 included cash used for distributions/dividend payments to common stockholders of $363,000 for each year.

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

Unknown Risks, Trends and Uncertainties

Currently there are no material events or uncertainties known to management that would affect future operations.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2024 and 2023, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Management reviewed and updated the qualitative assessment conducted during the first quarter 2024 at year end and does not believe that any impairment exists at November 30, 2024.

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   The Company believes it has maintained adequate reserves for doubtful accounts.

In the first quarter of fiscal 2024 BAB Inc. adopted FASB ASC Topic 326, Financial Instruments - Credit Losses, (“CECL”) with an adoption date of December 1, 2023. As a result, the Company changed its accounting policy for allowance for credit losses and the policy pursuant to CECL is disclosed in Note 2 of the audited Consolidated Financial Statements.

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

Gift card breakage revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Included in accounts payable and accrued expenses at November 30, 2024 and 2023 were liabilities of $234,000 and $226,000, respectively for unredeemed gift cards.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2024 and 2023

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2024 and 2023, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of goodwill and indefinite-lived intangible assets

At November 30, 2024, the Company’s goodwill was $1,493,771 and indefinite-lived intangible assets were $461,445. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment either qualitatively or quantitively at least annually, or more frequently if indicators of impairment require the performance of interim impairment assessment. During the year ended November 30, 2024, management qualitatively assessed goodwill to determine whether additional quantitative testing was necessary.

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

/s/ Sassetti LLC

Oak Brook, Illinois

February 26, 2025

We have served as the Company’s auditor since 2007.

BAB, Inc

Consolidated Balance Sheets

November 30, 2024 and 2023

	November 30, 2024	November 30, 2023
	(audited)	(audited)
ASSETS
Current Assets
Cash	$2,177,586	$1,888,728
Restricted cash	159,704	183,944
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $51,103 in 2024 and $28,873 in 2023 )	70,090	71,681
Marketing fund contributions receivable from franchisees and stores	17,394	14,995
Lease receivable	-	5,900
Prepaid expenses and other current assets	84,825	96,544
Total Current Assets	2,509,599	2,261,792

Property, plant and equipment (net of accumulated depreciation of $159,414 in 2024 and $159,414 in 2023)	-	-
Lease receivable	-	32,406
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $142,664 in 2024 and $138,541 in 2023)	13,272	16,345
Operating lease right of use	365,714	32,745
Total Noncurrent Assets	2,334,202	2,036,712

Total Assets	$4,843,801	$4,298,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,313	$3,042
Income tax payable	80,695	47,334
Accrued expenses and other current liabilities	409,179	325,880
Unexpended marketing fund contributions	164,756	201,824
Deferred franchise fee revenue	21,353	30,094
Current portion operating lease liability	47,846	39,818
Total Current Liabilities	725,142	647,992

Long-term Liabilities (net of current portion)
Operating lease liability	330,215	-
Deferred franchise revenue	130,094	162,026
Deferred tax liability	317,132	309,293
Total Long-term Liabilities	777,441	471,319

Total Liabilities	$1,502,583	$1,119,311

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2024 and November 30, 2023	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2024 and November 30, 2023	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2024 and November 30, 2023	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,931,292)	(11,093,317)
Total Stockholders' Equity	3,341,218	3,179,193
Total Liabilities and Stockholders' Equity	$4,843,801	$4,298,504

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2024 and 2023

	2024	2023
REVENUES
Royalty fees from franchised stores	$1,994,814	$1,944,894
Franchise Fees	55,673	26,999
Licensing fees and other income	317,992	294,062
Marketing fund revenue	1,176,663	1,243,890

Total Revenues	3,545,142	3,509,845

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,061,147	1,012,913
Occupancy	126,441	139,095
Advertising and promotion	1,903	12,186
Professional service fees	127,542	108,977
Travel	16,514	23,331
Employee benefit expenses	154,379	147,191
Depreciation and amortization	4,123	3,807
Marketing fund expenses	1,176,663	1,243,890
Loss on sales-type lease termination	11,659	-
Other	199,477	203,682
Total Operating Expenses	2,879,848	2,895,072
Income from operations	665,294	614,773
Interest income	66,106	35,548
Income before provision for income taxes	731,400	650,321
Provision for income taxes
Current tax expense	198,361	155,407
Deferred tax	7,839	27,593
Total Tax Provision.	206,200	183,000

Net Income	$525,200	$467,321

Net Income per share - Basic and Diluted	$0.07	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.05	$0.05

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2024 and 2023

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit
November 30, 2022	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,197,463)	$3,075,047

Dividends Declared						(363,175)	(363,175)

Net Income						467,321	467,321

November 30, 2023	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,093,317)	$3,179,193

Dividends Declared						(363,175)	(363,175)

Net Income						525,200	525,200

November 30, 2024	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,931,292)	$3,341,218

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2024 and 2023

	2024	2023
Operating activities
Net Income	$525,200	$467,321
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,123	3,807
Deferred tax expense	7,839	27,593
Provision for credit losses	27,610	18,000
Noncash lease expense	90,996	99,310
Loss on sales-type lease termination	11,659	-
Changes in:
Trade accounts receivable and notes receivable	5,038	(9,883)
Marketing fund contributions receivable	(2,399)	(2,184)
Prepaid expenses and other	16,219	62,682
Accounts payable	(1,729)	(2,761)
Accrued liabilities	116,660	48,496
Unexpended marketing fund contributions	(37,068)	(89,563)
Deferred revenue	(40,673)	29,870
Operating lease liability	(85,722)	(118,322)
Net Cash Provided by Operating Activities	637,753	534,366

Investing activities
Capitalized trademark costs	(1,050)	(1,180)
Sale of equipment	16,700	-
Issuance of note receivable	(25,610)	-
Net Cash Used In Investing Activities	(9,960)	(1,180)

Financing activities
Cash distributions/dividends	(363,175)	(363,175)
Net Cash Used In Financing Activities	(363,175)	(363,175)

Net Increase in Cash and Restricted Cash	264,618	170,011
Cash and Restricted Cash - Beginning of Period	2,072,672	1,902,661
Cash and Restricted Cash - End of Period	$2,337,290	$2,072,672

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$165,000	$52,500
Non-cash operating and investing activities
Asset held for resale offsetting lease termination loss	$4,500	$-
Right of use asset obtained in exchange for lease liability	$401,430	$-

See accompanying notes

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2024, the Company had 61 franchise units and 4 licensed units in operation in 18 states. There are 4 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

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

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard’s main goal is to improve financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope, including trade receivables. The amendments in this update broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The guidance in ASU 2016-13 is effective for public companies for fiscal years and for interim periods with those fiscal years beginning after December 15, 2022. The Company adopted ASU 2016-13 in the first quarter of fiscal 2024 using the modified retrospective method. The adoption did not have a material impact to the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days. The balances of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at November 30, 2024.

Accounts and Notes Receivable

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees, to notes receivable. These notes are usually not collateralized. A significant portion of these notes have specific reserves recorded against them amounting to $51,103 as of November 30, 2024.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts and Notes Receivable

Receivable balances by portfolio segment as of November 30, 2024 and November 30, 2023 are as follows:

	November 30, 2024	November 30, 2023
Accounts Receivable (Franchise Related)	$69,284	$55,781
Accounts Receivable (Vendor Related)	18,200	28,895
Notes Receivable	51,103	30,873
Lease Receivable, Net of Unamortized Interest	-	38,306
	138,587	153,855
Less: Allowance for Credit Losses	(51,103)	(28,873)
Total Receivables	87,484	124,982
Less: Current Portion	(87,484)	(92,576)
Long-Term Receivables	$-	$32,406

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At November 30, 2024, all notes receivable were due from former franchisees and had an original term over one year.

Changes in the allowance for credit losses during the fiscal year ended November 30, 2024 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2023	$-	$-	$28,873	$-	$28,873
Adjustments to Allowance for Adoption of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(5,380)	-	(5,380)
Provision for Credit Losses	-	-	27,610	-	27,610
Balance at November 30, 2024	$-	$-	$51,103	$-	$51,103

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts and Notes Receivable (continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at November 30, 2024 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$39,307	$733	$190	$-	$10,873	$51,103
	$39,307	$733	$190	$-	$10,873	$51,103

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows:

	2024	2023	2022	2021	2020	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-	$-
Internal Grade II	-	-	-	-	-	-	-
Internal Grade III	22,163	18,067	-	-	-	-	40,230
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables,
Net of Unamortized Interest	$22,163	$18,067	$-	$-	$-	$10,873	$51,103

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2024 and 2023, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

Management reviewed and updated the qualitative assessment conducted during the first quarter 2024 at year end and does not believe that any impairment exists at November 30, 2024.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2022	$1,493,771	$461,445	$18,972	$1,974,188
Additions	-	-	1,180	1,180
Amortization expense	-	-	(3,807)	(3,807)
Net Balance as of November 30, 2023	$1,493,771	$461,445	$16,345	$1,971,561
Additions	-	-	1,050	1,050
Amortization expense	-	-	(4,123)	(4,123)
Net Balance as of November 30, 2024	$1,493,771	$461,445	$13,272	$1,968,488

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $1,900 and $12,000 in 2024 and 2023, respectively.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2024 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2024 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return, for the years ending November 30, 2021, 2022 and 2023 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2024 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 2 - Summary of Significant Accounting Policies (continued)

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2024 and November 30, 2023 were as follows:

	November 30, 2024	November 30, 2023

Cash and cash equivalents	$2,177,586	$1,888,728
Restricted cash	159,704	183,944
Total cash and restricted cash	$2,337,290	$2,072,672

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

	2024	2023
Numerator:
Net income available to common stockholders	$525,200	$467,321

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.07	$0.06

At November 30, 2024 and 2023, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

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
November 30, 2024 and 2023

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

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 3 - Revenue Recognition

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2024 and 2023:

	For year ended November 30, 2024	For year ended November 30, 2023

Revenue recognized at a point in time
Sign Shop revenue	$1,379	$2,279
Settlement revenue	76,610	33,500
Lease income	-	-
Total revenue at a point in time	77,989	35,779
Revenue recognized over time
Royalty revenue	1,994,814	1,944,894
Franchise fees	55,673	26,999
License fees	23,912	17,145
Gift card revenue	3,938	21,129
Nontraditional revenue	212,153	220,009
Marketing fund revenue	1,176,663	1,243,890
Total revenue over time	3,467,153	3,474,066
Grand total	$3,545,142	$3,509,845

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	November 30, 2024	November 30, 2023
Liabilities
Contract liabilities - current	$420,379	$458,162
Contract liabilities - long-term	130,094	162,026
Total Contract Liabilities	$550,473	$620,188

	November 30, 2024	November 30, 2023
Contracts at beginning of period	$620,188	$692,360
Revenue Recognized during period	(1,499,334)	(1,685,740)
Additions during period	1,429,619	1,613,568
Contracts at end of period	$550,473	$620,188

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Contract balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2025	$21,353
2026	21,218
2027	14,509
2028	22,599
2029	14,191
Thereafter	57,577
Total	$151,447

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

Note 4 - Units Open, Licensed and Under Development

Big Apple Bagels® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	November 30, 2024	November 30, 2023
Stores open:
Franchisee-owned stores	61	63
Licensed Units	4	4
	65	67

Unopened stores with Franchise Agreements	4	5

Total operating units and units with Franchise Agreements	69	72

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 5 – Income Taxes

The components of the Company’s provision for income taxes are as follows:

	2024	2023
Current
Federal	$150,254	$116,715
State	48,107	38,692
Deferred	7,839	27,593
Total	$206,200	$183,000

In fiscal 2024 and 2023 the federal and state effective tax rates were within the customary statutory tax rate of federal 21% and a state rate of 7.11%.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2024	2023

Federal income tax provision computed at federal statutory rate	$153,807	$136,857
State income taxes, net of federal tax provision	52,075	46,336
Change in valuation allowance and other adjustments	318	(193)
Tax Provision	$206,200	$183,000

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 5 – Income Taxes (continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2024	2023
Deferred revenue	$42,572	$54,005
Marketing Fund net contributions	44,893	50,094
Allowance for credit losses	14,365	8,116
Accrued expenses	61,950	55,070
Operating lease liability	106,273	11,193
Total Deferred Income Tax Asset	$270,053	$178,478

Depreciation and amortization	$(484,383)	$(478,566)
Right of use lease asset	(102,802)	(9,205)
Total Deferred Income Tax Liabilities	$(587,185)	$(487,771)

Total Net Deferred Tax Liability	$(317,132)	$(309,293)

As of November 30, 2024 and 2023 the Company had no unused net operating loss carryforwards.

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.

The Company’s income tax returns, which are filed as a consolidated return for the years ending November 30, 2021, 2022 and 2023 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

On December 4, 2024 the Board of Directors declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

On September 6, 2024 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution, payable on October 11, 2024 to stockholders of record as of September 23, 2024. On June 6, 2024 the Board declared a $0.01 quarterly cash distribution, paid on July 12, 2024 to stockholders of record as of June 24, 2024. On March 6, 2024 the Board declared a $0.01 quarterly cash distribution, paid on April 12, 2024 to stockholders of record as of March 21, 2024. On December 11, 2023 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special to stockholders of record as of December 27, 2023, paid January 16, 2024.

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

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 6 – Stockholders’ Equity (continued)

On May 6, 2013, the Board authorized and declared a dividend distribution of one right for each outstanding share of the common stock of the Company to stockholders of record at the close of business on May 13, 2013. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Series A Participating Preferred Stock of the Company at an exercise price of $0.90 per one-thousandth of a Preferred Share, subject to adjustment. The complete terms of the Rights are set forth in a Preferred Shares Rights Agreement, dated May 6, 2013, between the Company and IST Stockholder Services, as rights agent.

The Board adopted the Rights Agreement to protect stockholders from coercive or otherwise unfair takeover tactics. In general terms, it works by imposing a significant penalty upon any person or group, other than exempt person, that acquires 15% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to render more difficult a merger, tender or exchange offer or other business combination involving the Company that is not approved by the Board. However, neither the Rights Agreement nor the Rights should interfere with any merger, tender or exchange offer or other business combination approved by the Board.

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

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2024, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2024.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 7 – Lease Receivables Commitments

In November 2024, the equipment lease with a franchisee was terminated, and the equipment securing the lease was sold. As a result, the Company recorded a loss of approximately $11,700 on the lease termination after the sale of the equipment.

As of November 30, 2023, the lease was recorded as a lease receivable of $38,306. During fiscal 2024, the Company collected $5,446 in principal payments and $354 in interest income related to the lease.

Proceeds received from the sale of the equipment were $16,700 during the year ended November 30, 2024. Equipment held for sale at year-end of $4,500 is included in Prepaids and other current assets. The equipment was sold subsequent to year-end.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2024 and 2023 were $90,996 and $97,100, respectively. At November 30, 2024 the remaining lease term was 64 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2024, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2025	77,737
2026	80,837
2027	84,024
2028	96,163
2029	99,898
Thereafter	36,827
Total Undiscounted Rent Payments	$475,486

Present Value Discount	(97,425)
Present Value	$378,061

Short-term lease liability	$47,846
Long-term lease liability	330,215
Total Operating Lease Liability	$378,061

BAB, Inc
Notes to the Consolidated Financial Statements
November 30, 2024 and 2023

Note 9– Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2024 and 2023 the Company’s employer match was $41,500 and $38,700, respectively. There were no Company discretionary contributions in 2024 or 2023.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2024 and 2023, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2024.

This annual report does not include an attestation report from the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2024.

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

Executive Officers and Directors

Michael W. Evans has served as Chief Executive Officer, President and Director of the Company since its inception. Mr. Evans, as C.E.O and President, oversees all aspects of BAB, Inc.

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

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	68	Chief Executive Officer, President and Director
Michael K. Murtaugh	80	Vice President, General Counsel, Secretary and Director
Geraldine Conn	73	Chief Financial Officer and Treasurer
Steven G. Feldman	68	Director
James A. Lentz	77	Director

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

Insider Trading Policy

BAB, Inc. maintains a strict Insider Trading Policy to prevent directors, executive officers, employees, and others who have access to material non-public information from using that information for personal gain or disclosing it to others who may use it to trade in the Company’s securities or the securities of other companies.

The policy is in compliance with applicable securities laws and regulations, and aims to ensure that all individuals involved with the Company act responsibly and transparently. Under this policy:

Material Non-Public Information (“MNPI”) refers to any information that could reasonably be expected to influence an investor’s decision to buy or sell securities. Examples include financial performance, significant corporate developments, or regulatory matters.

Pre-Clearance Requirement: Directors, executive officers, and certain employees must obtain prior approval from the Legal or Compliance Department before trading in BAB, Inc.'s securities, especially during "blackout periods" or when in possession of MNPI.

Trading Windows: BAB, Inc. designates specific windows for trading in Company securities, typically following the release of financial results. Trading outside these periods is restricted unless explicitly approved.

Confidentiality: All directors, officers, and employees are required to protect the confidentiality of any material non-public information and refrain from tipping others.

Training: Directors, executive officers, and employees are periodically educated on insider trading laws and the Company's policies to ensure full understanding and compliance.

Enforcement: Any violations of the policy may result in disciplinary action, including termination, as well as potential civil or criminal penalties.

Availability of Full Policy

This summary discussion of the Company’s Insider Trading Policy is subject to the express terms and conditions of the Insider Trading Policy, a copy of which is contained in and made a part of this Report as Exhibit 19.  A copy shall be available on the Company’s website or by request from Investor Relations.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2024 and 2023 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)	Total ($)
Michael W. Evans	2024	222,688	30,000	-	-	-	-	10,108	262,796
President and CEO	2023	216,202	23,400	-	-	-	-	9,584	249,186

Michael K. Murtaugh	2024	160,327	20,000	-	-	-	-	5,861	186,188
Vice President and General Counsel	2023	155,657	15,600	-	-	-	-	5,994	177,251

Geraldine Conn	2024	124,468	13,000	-	-	-	-	5,499	142,966
Chief Financial Officer	2023	119,832	18,000	-	-	-	-	5,513	143,345

In fiscal 2024 and fiscal 2023 bonuses were earned and a portion was paid and a portion was waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds.

(1)	401(k) matching funds:
2024 M. Evans $10,108; M. Murtaugh $5,861; G. Conn $5,499
2023 M. Evans $9,584; M. Murtaugh $5,994; G. Conn $5,513

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2024:

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

Clawback Provision

As part of BAB, Inc.’s commitment to maintain high standards of corporate governance and accountability, BAB, Inc. has implemented a Clawback Policy related to executive compensation. This policy is designed to allow the Company to recover certain incentive-based compensation in the event of a material financial restatement or in instances of executive misconduct.

Clawback Policy Overview

Under our Clawback Policy, the Company has the right to recover any bonus, incentive, or equity-based compensation awarded to any executive officer (including the Chief Executive Officer and Chief Financial Officer) if:

Restatement of Financials: The Company is required to restate its financial statements due to material noncompliance with any financial reporting requirements, and the executive’s compensation was based on the erroneous financial results.

Misconduct: The executive engages in misconduct that leads to the restatement of financial results, fraud, or other actions that harm the Company or its stockholders.

The Audit Committee will assess whether a financial restatement or misconduct warrants a clawback of compensation on a case-by-case basis, in accordance with the applicable laws and regulations, including the requirements under the Sarbanes-Oxley Act and Dodd-Frank Wall Street Reform and Consumer Protection Act.

Conditions for Clawback

In the event of a restatement, the Company will seek to recover the excess amount of compensation paid to the executive in the period leading up to the restatement. The excess compensation is defined as the amount by which the previously awarded compensation exceeds what would have been awarded had the financial statements been correct.

For misconduct-related clawbacks, the Company may pursue recovery of compensation in situations where it is determined that an executive’s actions were directly responsible for or contributed to the financial or reputational harm to the Company.

Enforcement

The Audit Committee is responsible for overseeing the enforcement of this Clawback Policy. In the event that a clawback is pursued, the Committee will make a determination based on the facts and circumstances, with input from legal counsel and other advisors as necessary. The Company will be instructed by the Audit Committee to take appropriate actions to recover the amounts due, including legal action if required.

Impact on Incentive Compensation

The Clawback Policy applies to all incentive compensation, including but not limited to annual cash bonuses, stock options, restricted stock, and performance-based compensation.

While the Company has not had to exercise the clawback provisions to date, it remains a critical component of the Company’s overall governance framework to ensure alignment between executive compensation and long-term stockholder value.

The Company’s Clawback Policy is described in detail in Exhibit 97 of this Form 10-K. A copy shall be available on the Company’s website or by request from Investor Relations.

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2024:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2024

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non- qualifies deferred compensation earnings ($)	All other compensation ($)	Total ($)

Steven Feldman	3,900	-	-	-	-	-	3,900

James Lentz	3,500	-	-	-	-	-	3,500

Indemnification of Directors and Officers

The Company's Certificate of Incorporation limits personal liability for breach of fiduciary duty by its directors to the fullest extent permitted by the Delaware General Corporation Law (the "Delaware Law"). Such Certificate eliminates the personal liability of directors to the Company and its stockholders for damages occasioned by breach of fiduciary duty, except for liability based on breach of the director's duty of loyalty to the Company, liability for acts or omissions not made in good faith, liability for acts or omissions involving intentional misconduct, liability based on payments or improper dividends, liability based on violation of state securities laws, and liability for acts occurring prior to the date such provision was added. Any amendment to or repeal of such provisions in the Company's Certificate of Incorporation shall not adversely affect any right or protection of a director of the Company for with respect to any acts or omissions of such director occurring prior to such amendment or repeal.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 26, 2025 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 27, 2025 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2024 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2024 and 2023 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $64,200 and $60,000 for fiscal 2024 and 2023, respectively.

Tax compliance services provided by Sassetti LLC were $11,550 and $11,000 for fiscal 2024 and 2023, respectively.

During the years ended November 30, 2024 and 2023, Sassetti LLC did not perform any other services for the Company.

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

Consolidated Balance Sheets as at November 30, 2024 and 2023 and the Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended November 30, 2024 and 2023 are reported on by Sassetti LLC. These statements are prepared in accordance with United States GAAP.

(2)	Financial Statement Schedules - none.

(b) INDEX TO EXHIBITS

The following Exhibits are filed herewith or incorporated by reference:

INDEX NUMBER	DESCRIPTION
3.1	Articles of Incorporation (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)
3.2	Bylaws of the Company (See Form 10-KSB for year ended November 30, 2006 filed February 28, 2007)
4.1	Preferred Shares Rights Agreement (See Form 8-K filed May 7, 2013)
4.2	Preferred Shares Rights Agreement Amendment No. 1 (See Form 8-K filed June 18, 2014)
4.3	Preferred Shares Rights Agreement Amendment No. 2 (See Form 8-K filed August 18, 2015)
4.4	Preferred Shares Rights Agreement Amendment No. 3 (See Form 8-K filed May 22, 2017)
4.5	Preferred Shares Rights Agreement Amendment No. 4 (See Form 8-K filed February 22, 2019)
4.6	Preferred Shares Rights Agreement Amendment No. 5 (See Form 8-K filed March 8, 2021)
19	Insider Trading Policy Exhibit 19, attached
21.1	List of Subsidiaries of the Company
31.1, 31.2	Section 302 of the Sarbanes-Oxley Act of 2002
32.1, 32.2	Section 906 of the Sarbanes-Oxley Act of 2002
97	Clawback policy Exhibit 97, attached

101.INS*	Inline XBRL Instance
101.SCH*	Inline XBRL Taxonomy Extension Schema
101.CAL*	Inline XBRL Taxonomy Extension Calculation
101.DEF*	Inline XBRL Taxonomy Extension Definition
101.LAB*	Inline XBRL Taxonomy Extension Labels
101.PRE*	Inline XBRL Taxonomy Extension Presentation
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*XBRL	Information is furnished and not filed or a part of a registration statement or prospectus

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

Dated: February 26, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 26, 2025
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 26, 2025
By /s/ Michael K. Murtaugh
Michael K. Murtaugh, Director and Vice President/General Counsel and Secretary

Dated: February 26, 2025
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 26, 2025
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 26, 2025
By /s/ James A. Lentz
James A. Lentz, Director