Form 10-Q
period 2025-02-28
BAB, INC.
filed 2025-04-11
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of April 11, 2025 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2025	November 30, 2024
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,004,518	$2,177,586
Restricted cash	223,909	159,704
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $50,340 in 2025 and $51,103 in 2024)	65,095	70,090
Marketing fund contributions receivable from franchisees and stores	15,679	17,394
Prepaid expenses and other current assets	74,530	84,825
Total Current Assets	2,383,731	2,509,599

Property, plant and equipment (net of accumulated depreciation of $159,414 in both 2025 and 2024.	-	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $143,644 in 2025 and $142,664 in 2024)	12,292	13,272
Operating lease right of use	351,771	365,714
Total Noncurrent Assets	2,319,279	2,334,202
Total Assets	$4,703,010	$4,843,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$53,790	$1,313
Income tax payable	101,231	80,695
Accrued expenses and other current liabilities	281,647	409,179
Unexpended marketing fund contributions	213,823	164,756
Deferred franchise fee revenue	21,464	21,353
Current portion operating lease liability	49,796	47,846
Total Current Liabilities	721,751	725,142

Long-term Liabilities (net of current portion)
Operating lease liability	313,259	330,215
Deferred franchise revenue	131,025	130,094
Deferred tax liability	297,396	317,132
Total Long-term Liabilities	741,680	777,441
Total Liabilities	$1,463,431	$1,502,583

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of February 28, 2025 and November 30, 2024	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of February 28, 2025 and November 30, 2024	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2025 and November 30, 2024	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(11,032,931)	(10,931,292)
Total Stockholders' Equity	3,239,579	3,341,218
Total Liabilities and Stockholders' Equity	$4,703,010	$4,843,801

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months ended February 28, 2025 and February 29, 2024

(Unaudited)

	Three months ended
	February 28, 2025	February 29, 2024
REVENUES
Royalty fees from franchised stores	$457,194	$459,690
Franchise Fees	8,583	10,246
Licensing fees and other income	74,378	106,587
Marketing fund revenue	217,046	259,411
Total Revenues	757,201	835,934

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	252,560	256,329
Occupancy	32,478	33,341
Advertising and promotion	1,083	364
Professional service fees	50,716	51,779
Travel	1,767	3,022
Employee benefit expenses	15,501	36,804
Depreciation and amortization	980	980
Marketing fund expenses	217,046	259,411
Other	37,891	71,924
Total Operating Expenses	610,022	713,954
Income from operations	147,179	121,980
Interest income	14,888	15,525
Income before provision for income taxes	162,067	137,505
Provision for income taxes
Current tax expense	65,536	60,791
Deferred tax	(19,736)	(21,791)
Total Tax Provision	45,800	39,000

Net Income	$116,267	$98,505

Net Income per share - Basic and Diluted	$0.02	$0.01

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.03	$0.02

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended February 28, 2025 and February 29, 2024

(Unaudited)

	February 28, 2025	February 29, 2024
Operating activities
Net Income	$116,267	$98,505
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	980	980
Deferred tax expense	(19,736)	(21,791)
Provision for credit losses, net of recoveries	(763)	22,582
Noncash lease expense	21,710	24,828
Changes in:
Trade accounts receivable and notes receivable	5,758	(18,128)
Marketing fund contributions receivable	1,715	(707)
Prepaid expenses and other	5,795	3,505
Accounts payable	52,477	46,834
Accrued liabilities	(106,996)	46,744
Unexpended marketing fund contributions	49,067	29,723
Deferred revenue	1,042	(10,621)
Operating lease liability	(22,773)	(30,132)
Net Cash Provided by Operating Activities	104,543	192,322

Investing Activities
Proceeds from sale of asset	4,500	-
Net Cash Provided by Investing Activities	4,500	-

Financing activities
Cash distributions/dividends	(217,906)	(145,270)
Net Cash Used In Financing Activities	(217,906)	(145,270)

Net (Decrease)/Increase in Cash and Restricted Cash	(108,863)	47,052
Cash and Restricted Cash - Beginning of Period	2,337,290	2,072,672
Cash and Restricted Cash - End of Period	$2,228,427	$2,119,724

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$45,000	$-
Non-cash operating activities:
Right-of-use operating asset obtained in exchange for operating lease liability	$-	$401,430

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three Months Ended February 28, 2025 and February 29, 2024

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 28, 2025, the Company had 61 franchise units and 4 licensed units in operation in 18 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2024 which was filed February 26, 2025. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at February 28, 2025.

Accounts Receivable and Notes Receivable

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees converted to notes receivable. These notes are usually not collateralized. A significant portion of these notes have specific reserves recorded against them amounting to $50,340 as of February 28, 2025.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

Receivable balances by portfolio segment are as follows:

	February 28, 2025	November 30, 2024
Accounts Receivable (Franchisee Related)	$45,294	$69,284
Accounts Receivable (Vendor Related)	35,480	18,200
Notes Receivable	50,340	51,103
	131,114	138,587
Less: Allowance for Credit Losses	(50,340)	(51,103)
Total Receivables	80,774	87,484
Less: Current Portion	(80,774)	(87,484)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At February 28, 2025, all notes receivable were due from former franchisees and had an original term over one year.

Changes in the allowance for credit losses during the three months ended February 28, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2024	$-	$-	$51,103	$-	$51,103
Adjustments to Allowance for Adoption of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(763)	-	(763)
Provision for Credit Losses	-	-	-	-	-
Balance at February 28, 2025	$-	$-	$50,340	$-	$50,340

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at February 28, 2025 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$39,467	$-	$-	$-	$10,873	$50,340
	$39,467	$-	$-	$-	$10,873	$50,340

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows

	2024	2023	2022	2021	2020	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-	$-
Internal Grade II	-	-	-	-	-	-	-
Internal Grade III	21,580	17,887	-	-	-	-	39,467
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables,
Net of Unamortized Interest	$21,580	$17,887	$-	$-	$-	$10,873	$50,340

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

2. Summary of Significant Accounting Policies (Continued)

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

3. Revenue Recognition

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 28, 2025 and February 29, 2024 were as follows:

	February 28, 2025	February 29, 2024

Cash and cash equivalents	$2,004,518	$1,890,204
Restricted cash	223,909	229,520
Total cash and restricted cash	$2,228,427	$2,119,724

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. During the quarter ended February 28, 2025, management reassessed its breakage estimate and recognized an additional $12,000 of income, based on the likelihood of the redemption of certain gift cards becoming remote.

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

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers:

	For three months ended February 28, 2025	For three months ended February 29, 2024

Revenue recognized at a point in time
Sign Shop revenue	$-	$1,379
Settlement revenue	4,875	25,610
Total revenue at a point in time	4,875	26,989
Revenue recognized over time
Royalty revenue	457,194	459,690
Franchise fees	8,583	10,246
License fees	5,978	5,978
Gift card revenue	13,559	2,846
Nontraditional revenue	49,966	70,774
Marketing fund revenue	217,046	259,411
Total revenue over time	752,326	808,945
Grand total	$757,201	$835,934

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	February 28, 2025	November 30, 2024
Liabilities
Contract liabilities - current	$462,413	$420,379
Contract liabilities - long-term	131,025	130,094
Total Contract Liabilities	$593,438	$550,473

	February 28, 2025	November 30, 2024
Contracts at beginning of period	$550,473	$620,188
Revenue Recognized during period	(336,265)	(1,499,334)
Additions during period	379,230	1,429,619
Contracts at end of period	$593,438	$550,473

3. Revenue Recognition (continued)

Contract balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2025	$17,978	*
2026	21,084
2027	22,800
2028	16,084
2029	14,870
2030	13,855
Thereafter	45,818
Total	$152,489

*represents the estimate for the remainder of 2025

4. Units Open and Under Development

Units which are open or under development are as follows:

	February 28, 2025	February 29, 2024
Stores open:
Franchisee-owned stores	61	64
Licensed Units	4	4
	65	68

Unopened stores with Franchise
Agreements	4	4

Total operating units and units with Franchise Agreements	69	72

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 28, 2025	February 29, 2024
Numerator:
Net income available to common shareholders	$116,267	$98,505

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.01

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2025 and February 29, 2024, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the qualitative analysis conducted during this quarter, management does not believe that an impairment exists at February 28, 2025 and February 29, 2024.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 28, 2025 the weighted average remaining lease term was 61 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of February 28, 2025 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2025	54,964
2026	80,837
2027	84,024
2028	96,163
2029	99,898
Thereafter	36,827
Total Undiscounted Rent Payments	$452,713

Present Value Discount	(89,658)
Present Value	$363,055

Short-term lease liability	$49,796
Long-term lease liability	313,259
Total Operating Lease Liability	$363,055

8. Income Taxes

For the three months ended February 28, 2025, the Company recorded current tax expense of $65,536 and a deferred tax benefit of $19,736, for a total tax provision of $45,800, with an effective tax rate of 28.3%. For the three months ended February 29, 2024, the Company recorded current tax expense of $60,791 and a deferred tax benefit of $21,791, for a total tax provision of $39,000, with an effective tax rate of 28.4%.

9. Stockholder’s Equity

On March 7, 2025 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of March 24, 2025, payable April 14, 2025. On December 4, 2024 the Board declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

On September 6, 2024 the Board declared a $0.01 quarterly cash distribution/dividend, payable on October 11, 2024 to stockholders of record as of September 23, 2024. On June 06, 2024 the Board declared a $0.01 quarterly cash distribution/dividend, paid on July 12, 2024 to stockholders of record as of June 24, 2024. On March 6, 2024 the Board declared a $0.01 quarterly cash distribution/dividend, paid on April 12, 2024 to stockholders of record as of March 21, 2024.

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

9. Stockholder’s Equity (continued)

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

General

There are 61 franchised and 4 licensed units at February 28, 2025 compared to 64 franchised and 4 licensed units at February 29, 2024.  System-wide revenues for the three months ended February 28, 2025 were $9.4 million and February 29, 2024 was $9.6 million.

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

As of February 28, 2025, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2025 versus Three Months Ended February 29, 2024

For the three months ended February 28, 2025 and February 29, 2024, the Company reported net income of $116,000 and $99,000, respectively. Total revenue of $757,000 decreased $79,000, or 9.4%, for the three months ended February 28, 2025, as compared to total revenue of $836,000 for the three months ended February 29, 2024.

Royalty fee revenue of $457,000, for the quarter ended February 28, 2025, decreased $3,000, or 0.7%, from the $460,000 for quarter ended February 29, 2024. Fiscal 2024 was leap year and included one additional sales day.

Franchise fee revenue was $9,000, for the quarter ended February 28, 2025, a decrease of $1,000, or 10.0%, from $10,000 for February 29, 2024. In the first quarter 2025 there was a transfer compared to a store opened in 2024, and then both years had normal annual amortization. Licensing fee and other income of $74,000, for the quarter ended February 28, 2025, decreased $33,000 or 29.9% from $107,000 for same quarter 2024. Settlement revenue decreased $21,000 in the first quarter 2025 primarily from a note receivable for a store that closed in 2024 and license fee revenue decreased by $21,000 primarily because a final payment on an annual coffee contract was made, and these were offset by an increase in gift card revenue of $11,000 in the first quarter 2025 compared to the same period 2024.

Marketing Fund revenues of $217,000, for the quarter ended February 28, 2024, decreased $42,000, or 16.2% from $259,000 for the quarter ended February 29, 2024. This is offset by a reduction of $42,000 in marketing fund expenses.

Total operating expenses of $610,000, for the quarter ended February 28, 2025, decreased $104,000, or 14.6% from $714,000 for the quarter ended February 29, 2024. The decrease was primarily related to a decrease in, marketing fund expenses of $42,000, a decrease in provision for credit losses of $23,000, and a decrease in health benefit expense of $21,000 because of some employees transitioning to Medicare. Franchise development expenses were down $6,000 in the three months of 2025 because a new store was opened in the same period 2024 and general business expenses were down in the first quarter 2025 compared to the same period 2024.

For the three months ended February 28, 2025 the provision for income tax was $46,000, compared to $39,000 for the three months ending February 29, 2024.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for the quarter ended February 28, 2025 and $0.01 earnings for quarter ended February 29, 2024.

Liquidity and Capital Resources

At February 28, 2025, the Company had working capital of $1,662,000 and unrestricted cash of $2,005,000. At February 29, 2024 the Company had working capital of $1,529,000, and unrestricted cash of $1,890,000.

During the three months ended February 28, 2025, the Company had net income of $116,000 and operating activities provided cash of $105,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2025 was depreciation and amortization of $1,000 and noncash lease expense of $22,000, less $1,000 provision for credit losses and deferred tax expense of $20,000. In addition, changes in operating assets and liabilities decreased cash by $14,000. During the three months ended February 29, 2024, the Company had net income of $99,000 and operating activities provided cash of $192,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 29, 2024 was depreciation and amortization of $1,000, noncash lease expense $25,000 and $23,000 provision for uncollectible accounts, less deferred tax expense of $22,000. In addition, changes in operating assets and liabilities increased cash by $67,000.

Cash distributions/dividends used $218,000 and $145,000 in financing activities for the three months ending February 28, 2025 and February 29, 2024, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2025, a $0.03 cash distribution/dividend was declared for the first quarter and a $0.01 cash distribution/dividend has been declared for the second quarter.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2025, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2025.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2024, filed with the Securities and Exchange Commission on February 26, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2025 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending February 28, 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the quarter ended February 28, 2025.

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

BAB, Inc.

Dated: April 11, 2025	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer