Form 10-Q
period 2025-05-31
BAB, INC.
filed 2025-07-14
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of July 14, 2025 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2025	November 30, 2024
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,048,454	$2,177,586
Restricted cash	286,328	159,704
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $50,129 in 2025 and $51,103 in 2024)	64,630	70,090
Marketing fund contributions receivable from franchisees and stores	20,270	17,394
Prepaid expenses and other current assets	47,156	84,825
Total Current Assets	2,466,838	2,509,599

Property, plant and equipment (net of accumulated depreciation of $159,414 in both 2025 and 2024.	-	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $144,625 in 2025 and $142,664 in 2024)	13,492	13,272
Operating lease right of use	337,669	365,714
Total Noncurrent Assets	2,306,377	2,334,202
Total Assets	$4,773,215	$4,843,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,085	$1,313
Income tax payable	68,829	80,695
Accrued expenses and other current liabilities	300,672	409,179
Unexpended marketing fund contributions	291,793	164,756
Deferred franchise fee revenue	20,775	21,353
Current portion operating lease liability	51,173	47,846
Total Current Liabilities	734,327	725,142

Long-term Liabilities (net of current portion)
Operating lease liability	311,898	330,215
Deferred franchise revenue	127,756	130,094
Deferred tax liability	277,998	317,132
Total Long-term Liabilities	717,652	777,441
Total Liabilities	$1,451,979	$1,502,583

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of May 31, 2025 and November 30, 2024	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of May 31, 2025 and November 30, 2024	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2025 and November 30, 2024	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,951,274)	(10,931,292)
Total Stockholders' Equity	3,321,236	3,341,218
Total Liabilities and Stockholders' Equity	$4,773,215	$4,843,801

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Six Months ended May 31, 2025 and May 31, 2024

(Unaudited)

	Three months ended May 31,		Six months ended May 31,
	2025	2024	2025	2024
REVENUES
Royalty fees from franchised stores	$511,879	$513,474	$969,073	$973,163
Franchise Fees	3,583	9,215	12,166	19,461
Licensing fees and other income	65,975	53,513	140,353	160,101
Marketing fund revenue	227,049	306,636	444,095	566,047
Total Revenues	808,486	882,838	1,565,687	1,718,772

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	238,336	231,482	490,896	487,811
Occupancy	22,515	28,950	54,995	62,291
Advertising and promotion	758	398	1,841	762
Professional service fees	22,818	37,834	73,533	89,613
Travel	3,932	5,209	5,700	8,231
Employee benefit expenses	20,239	33,829	35,739	70,633
Depreciation and amortization	981	981	1,961	1,961
Marketing fund expenses	227,049	306,636	444,095	566,047
Other	71,100	51,069	108,990	122,993
Total Operating Expenses	607,728	696,388	1,217,750	1,410,342
Income from operations	200,758	186,450	347,937	308,430
Interest income	13,734	16,735	28,622	32,260
Income before provision for income taxes	214,492	203,185	376,559	340,690
Provision for income taxes
Current tax expense	79,598	61,349	145,134	122,140
Deferred tax	(19,398)	(3,849)	(39,134)	(25,640)
Total Tax Provision	60,200	57,500	106,000	96,500

Net Income	$154,292	$145,685	$270,559	$244,190

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.04	$0.03

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.04	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended May 31, 2025 and May 31, 2024

(Unaudited)

	May 31, 2025	May 31, 2024
Operating activities
Net Income	$270,559	$244,190
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,961	1,961
Deferred tax expense	(39,134)	(25,640)
Provision for credit losses, net of recoveries	(974)	20,745
Noncash lease expense	43,419	47,577
Changes in:
Trade accounts receivable and notes receivable	6,434	(19,253)
Marketing fund contributions receivable	(2,876)	(3,561)
Prepaid expenses and other	33,169	731
Accounts payable	(228)	13,460
Accrued liabilities	(120,373)	57,596
Unexpended marketing fund contributions	127,037	25,413
Deferred revenue	(2,916)	(10,211)
Operating lease liability	(30,364)	(40,177)
Net Cash Provided by Operating Activities	285,714	312,831

Investing Activities
Proceeds from sale of asset	4,500	-
Captialized trademark costs	(2,181)
Net Cash Provided by Investing Activities	2,319	-

Financing activities
Cash distributions/dividends	(290,541)	(217,906)
Net Cash Used In Financing Activities	(290,541)	(217,906)

Net (Decrease)/Increase in Cash and Restricted Cash	(2,508)	94,925
Cash and Restricted Cash - Beginning of Period	2,337,290	2,072,672
Cash and Restricted Cash - End of Period	$2,334,782	$2,167,597

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$157,000	$78,500
Non-cash operating activities:
Right-of-use operating asset obtained in exchange for operating lease liability	$-	$401,430

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three Months and Six Months Ended May 31, 2025 and May 31, 2024

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2025, the Company had 61 franchise units and 4 licensed units in operation in 18 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

The BAB franchised brand consists of units operating as “Big Apple Bagels®,” featuring daily baked bagels, flavored cream cheeses, premium coffees, gourmet bagel sandwiches and other related products. BAB units are primarily concentrated in the Midwestern United States. The MFM brand consists of units operating as “My Favorite Muffin Gourmet Muffin Bakery®” (“MFM Bakery”), featuring a large variety of freshly baked muffins and coffees and units operating as “My Favorite Muffin Your All-Day Bakery Café®” (“MFM Cafe”) featuring these products as well as a variety of specialty bagel sandwiches and related products. The SweetDuet® is a branded self-serve frozen yogurt that can be added as an additional brand in a BAB location. Although the Company doesn't actively market Brewster's stand-alone franchises, Brewster's coffee products are sold in most franchised units.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at May 31, 2025.

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees converted to notes receivable. These notes are usually not collateralized. The current notes receivable are reserved in their entirety and have specific reserves recorded against them amounting to $50,129 as of May 31, 2025.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

Receivable balances by portfolio segment are as follows:

	May 31, 2025	November 30, 2024
Accounts Receivable (Franchisee Related)	$58,250	$69,284
Accounts Receivable (Vendor Related)	26,650	18,200
Notes Receivable	50,129	51,103
	135,029	138,587
Less: Allowance for Credit Losses	(50,129)	(51,103)
Total Receivables	84,900	87,484
Less: Current Portion	(84,900)	(87,484)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At May 31, 2025, all notes receivable were due from former franchisees and had an original term over one year.

Changes in the allowance for credit losses during the six months ended May 31, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2024	$-	$-	$51,103	$-	$51,103
Adjustments to Allowance for Adoption of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(974)	-	(974)
Provision for Credit Losses	-	-	-	-	-
Balance at May 31, 2025	$-	$-	$50,129	$-	$50,129

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at May 31, 2025 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$37,956	$550	$250	$500	$10,873	$50,129
	$37,956	$550	$250	$500	$10,873	$50,129

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows

	2024	2023	2022	2021	2020	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-	$-
Internal Grade II	-	-	-	-	-	-	-
Internal Grade III	21,370	17,886	-	-	-	-	39,256
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables,
Net of Unamortized Interest	$21,370	$17,886	$-	$-	$-	$10,873	$50,129

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2025 and 2024 were as follows:

	May 31, 2025	May 31, 2024

Cash and cash equivalents	$2,048,454	$1,937,678
Restricted cash	286,328	229,919
Total cash and restricted cash	$2,334,782	$2,167,597

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. During the six months ended May 31, 2025, management reassessed its breakage estimate and recognized an additional $12,000 of income, based on the likelihood of the redemption of certain gift cards becoming remote.

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers:

	For three months ended May 31, 2025	For three months ended May 31, 2024	For six months ended May 31, 2025	For six months ended May 31, 2024

Revenue recognized at a point in time
Sign Shop revenue	$8,033	$-	$8,033	$1,379
Settlement revenue	7,625	1,000	12,500	26,610
Total revenue at a point in time	15,658	1,000	20,533	27,989
Revenue recognized over time
Royalty revenue	511,879	513,474	969,073	973,163
Franchise fees	3,583	9,215	12,166	19,461
License fees	5,978	5,978	11,956	11,956
Gift card revenue	639	313	14,197	3,159
Nontraditional revenue	43,700	46,222	93,667	116,997
Marketing fund revenue	227,049	306,636	444,095	566,047
Total revenue over time	792,828	881,838	1,545,154	1,690,783
Grand total	$808,486	$882,838	$1,565,687	$1,718,772

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	May 31, 2025	November 30, 2024
Liabilities
Contract liabilities - current	$534,094	$420,379
Contract liabilities - long-term	127,756	130,094
Total Contract Liabilities	$661,850	$550,473

	May 31, 2025	November 30, 2024
Contracts at beginning of period	$550,473	$620,188

Revenue Recognized during period	(616,329)	(1,499,334)
Additions during period	727,706	1,429,619
Contracts at end of period	$661,850	$550,473

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

	Total
2025	$13,433	*
2026	21,082
2027	22,798
2028	16,082
2029	14,868
2030	13,853
Thereafter	46,415
Total	$148,531

*represents the estimate for the remainder of 2025

4. Units Open and Under Development

Units which are open or under development are as follows:

	May 31, 2025	May 31, 2024
Stores open:
Franchisee-owned stores	61	64
Licensed Units	4	4
	65	68

Unopened stores with Franchise Agreements	4	4

Total operating units and units with Franchise Agreements	69	72

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2025	May 31, 2024	May 31, 2025	May 31, 2024
Numerator:
Net income available to common shareholders	$154,292	$145,685	$270,559	$244,190

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.04	$0.03

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2025 and February 29, 2024, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the annual qualitative test conducted during the quarter ended February 28, 2025, management did not identify an impairment related to goodwill. No events or circumstances occurred during the quarter ended May 31, 2025, that would have indicated a need for the test to be performed during the quarter. Management does not believe an impairment exists at May 31, 2025.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2025 the weighted average remaining lease term was 58 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of May 31, 2025 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2025	47,373
2026	80,837
2027	84,024
2028	96,163
2029	99,898
Thereafter	36,827
Total Undiscounted Rent Payments	$445,122

Present Value Discount	(82,051)
Present Value	$363,071

Short-term lease liability	$51,173
Long-term lease liability	311,898
Total Operating Lease Liability	$363,071

8. Income Taxes

For the three months ended May 31, 2025, the Company recorded current tax expense of $79,598 and a deferred tax benefit of $19,398, for a total tax provision of $60,200, with an effective tax rate of 28.1%. For the three months ended May 31, 2024, the Company recorded current tax expense of $61,349 and a deferred tax benefit of $3,849, for a total tax provision of $57,500, with an effective tax rate of 28.3%.

For the six months ended May 31, 2025, the Company recorded current tax expense of $145,134 and a deferred tax benefit of $39,134, for a total tax provision of $106,000, with an effective tax rate of 28.1%. For the six months ended May 31, 2024, the Company recorded current tax expense of $122,140 and a deferred tax benefit of $25,640, for a total tax provision of $96,500, with an effective tax rate of 28.3%.

9. Stockholder’s Equity

On June 6, 2025 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of June 26, 2025, paid July 14, 2025. On March 7, 2025 the Board of Directors declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of March 24, 2025, paid April 14, 2025. On December 4, 2024 the Board declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

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

General

There are 61 franchised and 4 licensed units at May 31, 2025 compared to 64 franchised and 4 licensed units at May 31, 2024.  System-wide revenues for the six months ended May 31, 2025 were $20.0 million and May 31, 2024 was $20.2 million.

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

As of May 31, 2025, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2025 versus Three Months Ended May 31, 2024

For the three months ended May 31, 2025 and May 31, 2024, the Company reported net income of $154,000 and $146,000, respectively. Total revenue of $808,000 decreased $75,000, or 8.5%, for the three months ended May 31, 2025, as compared to total revenue of $883,000 for the three months ended May 31, 2024. Our total revenue for the three months ended May 31, 2025 decreased compared to the prior period primarily due to a decrease in marketing fund expenses, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the decline has no impact on net income.

Royalty fee revenue of $512,000, for the quarter ended May 31, 2025, decreased $1,000, or 0.2%, from the $513,000 for quarter ended May 31, 2024.

Franchise fee revenue was $4,000, for the quarter ended May 31, 2025, decreasing $5,000, or 55.6%, from $9,000 for May 31, 2024. In the second quarter of 2025 there were no transfers and in the same period 2024 there was one store transferred and both years had normal annual amortization. Licensing fee and other income of $66,000, for the quarter ended May 31, 2025, increased $12,000 or 22.2% from $54,000 for same quarter 2024. Settlement revenue increased $7,000, Sign Shop revenue increased by $8,000 in the second quarter 2025 compared to second quarter 2024, offset by a $3,000 decrease in nontraditional revenue in 3 months of 2025 compared to same period 2024. Marketing Fund revenues of $227,000, for the quarter ended May 31, 2025, decreased $80,000, or 26.1% from $307,000 for the quarter ended May 31, 2024. This is offset by a reduction of $80,000 in marketing fund expenses.

Total operating expenses of $608,000, for the quarter ended May 31, 2025, decreased $88,000, or 12.6% from $696,000 for the quarter ended May 31, 2024. The decrease was primarily related to a decrease in, marketing fund expenses of $80,000, a decrease in professional services of $15,000, a decrease in employee benefits of $14,000 and a decrease in occupancy expense of $6,000, offset by an increase in payroll of $7,000 an increase in other selling and general expenses of $20,000.

Interest income was $14,000 for the quarter ended May 31, 2025, decreasing $3,000, or 17.6% from $17,000 for the three months ended May 31, 2024 primarily because of reduced short-term interest rates in 2025 compared to 2024.

For the three months ended May 31, 2025 the provision for income tax was $60,000, compared to $58,000 for the three months ending May 31, 2024.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for quarters ended May 31, 2025 and 2024.

Six Months Ended May 31, 2025 versus Six Months Ended May 31, 2024

For the six months ended May 31, 2025 and May 31, 2024, the Company reported net income of $271,000 and $244,000, respectively. Total revenue of $1,566,000 decreased $153,000, or 8.9%, for the six months ended May 31, 2025, as compared to total revenue of $1,719,000 for the six months ended May 31, 2024. Our total revenue for the six months ended May 31, 2025 decreased compared to the prior period primarily due to a decrease in marketing fund expenses, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the decline has no impact on net income.

Royalty fee revenue of $969,000, for the six months ended May 31, 2025, decreased $4,000, or 0.4%, from the $973,000 for the six months ended May 31, 2024.

Franchise fee revenue was $12,000, for the six months ended May 31, 2025, decreasing $7,000, or 36.8%, from $19,000 for May 31, 2024. In the six months of 2025 there was one transfer compared to one transfer and one store opened in the same period 2024 with both years having normal monthly amortization. Licensing fee and other income of $140,000, for the six months ended May 31, 2025, decreased $20,000 or 12.5% from $160,000 for same period 2024. Nontraditional revenue decreased $23,000 and settlement revenue decreased $14,000, offset by an $11,000 increase in gift card revenue and an increase in Sign Shop revenue of $7,000 in the six months ended May 31, 2025 compared to May 31, 2024. Marketing Fund revenues of $444,000, for the six months ended May 31, 2025, decreased $122,000, or 21.6% from $566,000 for the six months ended May 31, 2024.

Management continues to review expenses and control costs in a time of rising costs. Total operating expenses of $1,218,000, for the six months ended May 31, 2025, decreased $192,000, or 13.6% from $1,410,000 the six months ended May 31, 2024. Marketing expenses accounted for $122,000 of the decrease for the six months of 2025 compared to same period 2024. The Marketing Department is planning on increased spending in the third and fourth quarters of fiscal 2025 as they complete scheduled marketing projects. There were decreases in expenses for May 31, 2025 compared to May 31, 2024 in professional services of $16,000, in employee benefits of $35,000 as some employees transitioned from the employer health plan to Medicare, there was a decrease in occupancy expense of $7,000, a decrease in travel expense of $2,000, and a decrease in other expenses of $14,000. These decreases were offset by an increase in payroll of $3,000 and an increase in franchise advertising of $1,000 for the six months ended May 31, 2025 compared to May 31, 2024.

Interest income was $29,000 for the six months ended May 31, 2025, decreasing $3,000, or 9.4% from $32,000 for the six months ended May 31, 2024 primarily because of reduced short-term interest rates in the six months of 2025 compared to the same period 2024.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.04 and $0.03 for six ended May 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

At May 31, 2025, the Company had working capital of $1,733,000 and unrestricted cash of $2,048,000. At May 31, 2024 the Company had working capital of $1,618,000, and unrestricted cash of $1,938,000.

During the six months ended May 31, 2025, the Company had net income of $271,000 and operating activities provided cash of $286,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2025 was depreciation and amortization of $2,000, and noncash lease expense of $43,000, less provision for uncollectible accounts of $1,000 and deferred tax reduction of $39,000. In addition, changes in operating assets and liabilities increased cash by $10,000. During the six months ended May 31, 2024 the Company had net income of $244,000 and operating activities provided cash of $313,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2024 was depreciation and amortization of $2,000, provision for uncollectible accounts of $21,000 and noncash lease expense of $48,000, less deferred tax reduction of $26,000. In addition, changes in operating assets and liabilities increased cash by $24,000.

During fiscal 2025, net cash provided by investing activities was $2,000 and no funds were provided or used in fiscal 2024.

Cash distributions/dividends used $291,000 and $218,000 in financing activities for the six months ending May 31, 2025 and 2024, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2025, a $0.03 cash distribution/dividend was declared for the first quarter, a $0.01 cash distribution/dividend was declared for the second quarter and a $0.01 cash distribution has been declared for the third quarter.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2025 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months ending May 31, 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the quarter ended May 31, 2025.

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

BAB, Inc.

Dated: July 14, 2025	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer