Form 10-Q
period 2025-08-31
BAB, INC.
filed 2025-10-10
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2025
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Lake Cook Road, Suite 475, Deerfield, Illinois 60015

(Address of principal executive offices) (Zip Code)

Issuer's telephone number (847) 948-7520

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	BABB	OTCQB

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule12b-2 of the Exchange Act:  Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☒     Smaller reporting company ☒     Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of October 10, 2025 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

TABLE OF CONTENTS

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	August 31, 2025	November 30, 2024
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,031,735	$2,177,586
Restricted cash	395,025	159,704
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $50,129 in 2025 and $51,103 in 2024)	80,538	70,090
Marketing fund contributions receivable from franchisees and stores	22,797	17,394
Prepaid expenses and other current assets	89,718	84,825
Total Current Assets	2,619,813	2,509,599

Property, plant and equipment (net of accumulated depreciation of $159,514 in 2025 and $159,414 in 2024)	3,497	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $145,606 in 2025 and $142,664 in 2024)	14,248	13,272
Operating lease right of use	323,392	365,714
Total Noncurrent Assets	2,296,353	2,334,202
Total Assets	$4,916,166	$4,843,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,774	$1,313
Income tax payable	67,708	80,695
Accrued expenses and other current liabilities	279,249	409,179
Unexpended marketing fund contributions	403,895	164,756
Deferred franchise fee revenue	21,203	21,353
Current portion operating lease liability	53,222	47,846
Total Current Liabilities	827,051	725,142

Long-term Liabilities (net of current portion)
Operating lease liability	293,595	330,215
Deferred franchise revenue	125,371	130,094
Deferred tax liability	253,919	317,132
Total Long-term Liabilities	672,885	777,441
Total Liabilities	$1,499,936	$1,502,583

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of August 31, 2025 and November 30, 2024	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of August 31, 2025 and November 30, 2024	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2025 and November 30, 2024	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,856,280)	(10,931,292)
Total Stockholders' Equity	3,416,230	3,341,218
Total Liabilities and Stockholders' Equity	$4,916,166	$4,843,801

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Nine Months ended August 31, 2025 and August 31, 2024

(Unaudited)

	Three months ended August 31,		Nine months ended August 31,
	2025	2024	2025	2024
REVENUES
Royalty fees from franchised stores	$511,736	$519,299	$1,480,809	$1,492,463
Franchise Fees	3,082	9,298	15,248	28,759
Licensing fees and other income	66,785	49,869	207,138	209,969
Marketing fund revenue	186,930	293,469	631,025	859,516
Total Revenues	768,533	871,935	2,334,220	2,590,707

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	245,301	240,632	736,197	728,443
Occupancy	28,580	29,904	83,575	92,195
Advertising and promotion	964	707	2,805	1,469
Professional service fees	20,247	26,055	93,780	115,668
Travel	6,047	2,697	11,747	10,928
Employee benefit expenses	21,562	38,768	57,301	109,401
Depreciation and amortization	1,081	981	3,042	2,942
Marketing fund expenses	186,930	293,469	631,025	859,516
Other	38,989	33,798	147,979	156,791
Total Operating Expenses	549,701	667,011	1,767,451	2,077,353
Income from operations	218,832	204,924	566,769	513,354
Interest income	14,597	17,903	43,219	50,164
Income before provision for income taxes	233,429	222,827	609,988	563,518
Provision for income taxes
Current tax expense	89,879	58,875	235,013	181,015
Deferred tax	(24,079)	3,625	(63,213)	(22,015)
Total Tax Provision	65,800	62,500	171,800	159,000

Net Income	$167,629	$160,327	$438,188	$404,518

Net Income per share - Basic and Diluted	$0.02	$0.02	$0.06	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508

Cash distributions declared per share	$0.01	$0.01	$0.05	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Nine Months ended August 31, 2025 and August 31, 2024

(Unaudited)

	August 31, 2025	August 31, 2024
Operating activities
Net Income	$438,188	$404,518
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	3,042	2,942
Deferred tax expense	(63,213)	(22,015)
Provision for credit losses, net of recoveries	(974)	19,229
Noncash lease expense	65,129	69,287
Changes in:
Trade accounts receivable and notes receivable	(9,474)	(25,004)
Marketing fund contributions receivable	(5,403)	(6,616)
Prepaid expenses and other	(9,393)	1,545
Accounts payable	461	38,571
Accrued liabilities	(142,917)	(25,136)
Unexpended marketing fund contributions	239,139	39,251
Deferred revenue	(4,873)	(14,884)
Operating lease liability	(54,051)	(62,950)
Net Cash Provided by Operating Activities	455,661	418,738

Investing Activities
Proceeds from sale of asset	4,500	-
Equipment purchase	(3,597)	-
Capitalized trademark costs	(3,918)	-
Net Cash Used in Investing Activities	(3,015)	-

Financing activities
Cash distributions/dividends	(363,176)	(290,541)
Net Cash Used In Financing Activities	(363,176)	(290,541)

Net Increase in Cash and Restricted Cash	89,470	128,197
Cash and Restricted Cash - Beginning of Period	2,337,290	2,072,672
Cash and Restricted Cash - End of Period	$2,426,760	$2,200,869

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$248,000	$155,500
Non-cash operating activities:
Right-of-use operating asset obtained in exchange for operating lease liability	$-	$401,430

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For Three Months and Nine Months Ended August 31, 2025 and August 31, 2024

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2025, the Company had 60 franchise units and 4 licensed units in operation in 18 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at August 31, 2025.

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees converted to notes receivable. These notes are usually not collateralized. Notes receivable prior to 2025 are reserved in their entirety and have specific reserves recorded against them amounting to $50,129 as of August 31, 2025. The Note receivable from 2025 has no reserve.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

Receivable balances by portfolio segment are as follows:

	August 31, 2025	November 30, 2024
Accounts Receivable (Franchisee Related)	$67,935	$69,284
Accounts Receivable (Vendor Related)	32,900	18,200
Notes Receivable	52,629	51,103
	153,464	138,587
Less: Allowance for Credit Losses	(50,129)	(51,103)
Total Receivables	103,335	87,484
Less: Current Portion	(103,335)	(87,484)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At August 31, 2025, the note receivable due for 2025 is a current franchisee, all other notes receivable were due from former franchisees and have original terms over one year.

Changes in the allowance for credit losses during the nine months ended August 31, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2024	$-	$-	$51,103	$-	$51,103
of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(974)	-	(974)
Provision for Credit Losses	-	-	-	-	-
Balance at August 31, 2025	$-	$-	$50,129	$-	$50,129

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at August 31, 2025 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$35,150	$2,202	$2,202	$2,202	$10,873	$52,629
	$35,150	$2,202	$2,202	$2,202	$10,873	$52,629

The fiscal year of origination of the Company's gross notes receivable and lease receivables by risk rating are as follows

	2025	2024	2023	2022	2021	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-	$-
Internal Grade II	2,500	-	-	-	-	-	2,500
Internal Grade III	-	21,370	17,886	-	-	-	39,256
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables,
Net of Unamortized Interest	$2,500	$21,370	$17,886	$-	$-	$10,873	$52,629

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2025 and 2024 were as follows:

	August 31, 2025	August 31, 2024

Cash and cash equivalents	$2,031,735	$1,930,770
Restricted cash	395,025	270,099
Total cash and restricted cash	$2,426,760	$2,200,869

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. During the nine months ended August 31, 2025, management reassessed its breakage estimate and recognized an additional $32,000 of income, based on the likelihood of the redemption of certain gift cards becoming remote.

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

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers:

	For three months ended August 31, 2025	For three months ended August 31, 2024	For nine months ended August 31, 2025	For nine months ended August 31, 2024

Revenue recognized at a point in time
Sign Shop revenue	$-	$-	$8,033	$1,379
Settlement revenue	5,484	-	17,984	26,610
Total revenue at a point in time	5,484	-	26,017	27,989
Revenue recognized over time
Royalty revenue	511,736	519,300	1,480,809	1,492,463
Franchise fees	3,082	9,298	15,248	28,759
License fees	3,578	5,978	15,534	17,934
Gift card revenue	18,058	533	32,255	3,692
Nontraditional revenue	39,665	43,357	133,332	160,354
Marketing fund revenue	186,930	293,469	631,025	859,516
Total revenue over time	763,049	871,935	2,308,203	2,562,718
Grand total	$768,533	$871,935	$2,334,220	$2,590,707

3. Revenue Recognition (continued)

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	August 31, 2025	November 30, 2024
Liabilities
Contract liabilities - current	$630,407	$420,379
Contract liabilities - long-term	125,371	130,094
Total Contract Liabilities	$755,778	$550,473

	August 31, 2025	November 30, 2024
Contracts at beginning of period	$550,473	$620,188

Revenue Recognized during period	(928,655)	(1,499,334)
Additions during period	1,133,960	1,429,619
Contracts at end of period	$755,778	$550,473

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

	Total
2025	$3,458	*
2026	29,100
2027	22,798
2028	16,082
2029	14,868
2030	13,853
Thereafter	46,415
Total	$146,574

*represents the estimate for the remainder of 2025

4. Units Open and Under Development

Units which are open or under development are as follows:

	August 31, 2025	August 31, 2024
Stores open:
Franchisee-owned stores	60	64
Licensed Units	4	4
	64	68

Unopened stores with Franchise Agreements	4	4

Total operating units and units with Franchise Agreements	68	72

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2025	August 31, 2024	August 31, 2025	August 31, 2024
Numerator:
Net income available to common shareholders	$167,629	$160,327	$438,188	$404,518

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02	$0.06	$0.06

6. Goodwill and Other Intangible Assets

Accounting Standard Codification (“ASC”) 350 “Goodwill and Other Intangible Assets” requires that assets with indefinite lives no longer be amortized, but instead be subject to annual impairment tests.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2025 and February 29, 2024, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed. Based on the annual qualitative test conducted during the quarter ended February 28, 2025, management did not identify an impairment related to goodwill. No events or circumstances occurred during the quarter ended August 31, 2025, that would have indicated a need for the test to be performed during the quarter. Management does not believe an impairment exists at August 31, 2025.

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2025 the weighted average remaining lease term was 55 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2025 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2025	23,687
2026	80,837
2027	84,024
2028	96,163
2029	99,898
Thereafter	36,827
Total Undiscounted Rent Payments	$421,436

Present Value Discount	(74,619)
Present Value	$346,817

Short-term lease liability	$53,222
Long-term lease liability	293,595
Total Operating Lease Liability	$346,817

8. Income Taxes

For the three months ended August 31, 2025, the Company recorded current tax expense of $89,879 and a deferred tax benefit of $24,079, for a total tax provision of $65,800, with an effective tax rate of 28.2%. For the three months ended August 31, 2024, the Company recorded current tax expense of $58,875 and a deferred tax liability of $3,625, for a total tax provision of $62,500, with an effective tax rate of 28.0%.

For the nine months ended August 31, 2025, the Company recorded current tax expense of $235,013 and a deferred tax benefit of $63,213, for a total tax provision of $171,800, with an effective tax rate of 28.2%. For the nine months ended August 31, 2024, the Company recorded current tax expense of $181,015 and a deferred tax benefit of $22,015, for a total tax provision of $159,000, with an effective tax rate of 28.2%.

9. Stockholder’s Equity

On September 9, 2025 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of September 26, 2025, to be paid October 15, 2025. On June 6, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of June 26, 2025, paid July 14, 2025. On March 7, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of March 24, 2025, paid April 14, 2025. On December 4, 2024 the Board declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

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

General

There are 60 franchised and 4 licensed units at August 31, 2025 compared to 64 franchised and 4 licensed units at August 31, 2024.  System-wide revenues for the nine months ended August 31, 2025 were $30.5 million and August 31, 2024 was $30.9 million.

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

As of August 31, 2025, the Company employed 11 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2025 versus Three Months Ended August 31, 2024

For the three months ended August 31, 2025 and August 31, 2024, the Company reported net income of $168,000 and $160,000, respectively. Total revenue of $769,000 decreased $103,000, or 11.8%, for the three months ended August 31, 2025, as compared to total revenue of $872,000 for the three months ended August 31, 2024. Our total revenue for the three months ended August 31, 2025 decreased compared to the prior period due to a decrease in marketing fund expenses, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the decline has no impact on net income.

Royalty fee revenue of $512,000, for the quarter ended August 31, 2025, decreased $7,000, or 1.3%, from the $519,000 for quarter ended August 31, 2024.

Franchise fee revenue was $3,000, for the quarter ended August 31, 2025, decreasing $6,000, or 66.7%, from $9,000 for August 31, 2024. In the third quarter of 2025 there were no transfers and in the same period 2024 there was one store transferred and both years had normal annual amortization. Licensing fee and other income of $67,000, for the quarter ended August 31, 2025, increased $17,000 or 34.0% from $50,000 for same quarter 2024. Settlement revenue increased $5,000, and gift card revenue increased by $18,000 for the same period 2025 compared to 2024, offset by a $2,000 decrease in license fees and $4,000 decrease in nontraditional revenue in 3 months of 2025 compared to same period 2024. Marketing Fund revenues of $187,000, for the quarter ended August 31, 2025, decreased $106,000, or 36.2% from $293,000 for the quarter ended August 31, 2024. This is offset by a reduction of $106,000 in marketing fund expenses.

Total operating expenses of $550,000, for the quarter ended August 31, 2025, decreased $117,000, or 17.5% from $667,000 for the quarter ended August 31, 2024. The decrease was primarily related to a decrease in, marketing fund expenses of $106,000, a decrease in professional services of $6,000, and a decrease in employee benefits of $17,000, offset by an increase in payroll of $4,000, an increase in travel of $3,000 and an increase in other selling and general expenses of $5,000.

Interest income was $15,000 for the quarter ended August 31, 2025, decreasing $3,000, or 16.7% from $18,000 for the three months ended August 31, 2024 primarily because of reduced short-term interest rates in 2025 compared to 2024.

For the three months ended August 31, 2025 the provision for income tax was $66,000, compared to $63,000 for the three months ending August 31, 2024.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for quarters ended August 31, 2025 and 2024.

Nine Months Ended August 31, 2025 versus Nine Months Ended August 31, 2024

For the nine months ended August 31, 2025 and August 31, 2024, the Company reported net income of $438,000 and $405,000, respectively. Total revenue of $2,334,000 decreased $257,000, or 9.9%, for the nine months ended August 31, 2025, as compared to total revenue of $2,591,000 for the nine months ended August 31, 2024. Our total revenue for the nine months ended August 31, 2025 decreased compared to the prior period primarily due to a decrease in marketing fund expenses of $229,000, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the decline has no impact on net income.

Royalty fee revenue of $1,481,000, for the nine months ended August 31, 2025, decreased $11,000, or 0.7%, from the $1,492,000 for the nine months ended August 31, 2024.

Franchise fee revenue was $15,000, for the nine months ended August 31, 2025, decreasing $14,000, or 48.3%, from $29,000 for August 31, 2024. In the nine months of 2025 there was one transfer compared to two transfers and one store opened in the same period 2024 with both years having normal monthly amortization. Licensing fee and other income of $207,000, for the nine months ended August 31, 2025, decreased $3,000 or 1.4% from $210,000 for same period 2024. Nontraditional revenue decreased $27,000, settlement revenue decreased $9,000, and license fee revenue decreased $3,000, offset by a $29,000 increase in gift card revenue and an increase in Sign Shop revenue of $7,000 in the nine months ended August 31, 2025 compared to August 31, 2024. Marketing Fund revenues of $631,000, for the nine months ended August 31, 2025, decreased $229,000, or 26.6% from $860,000 for the nine months ended August 31, 2024.

Management continues to review expenses and control costs in a time of rising costs. Total operating expenses of $1,767,000, for the nine months ended August 31, 2025, decreased $310,000, or 14.9% from $2,077,000 for the nine months ended August 31, 2024. Marketing expenses accounted for $229,000 of the decrease for the nine months of 2025 compared to same period 2024. The Marketing Department is planning on increased spending in the fourth quarter of fiscal 2025 as they complete scheduled marketing projects. There were decreases in expenses for August 31, 2025 compared to August 31, 2024 in professional services of $22,000, in employee benefits of $52,000 as some employees transitioned from the employer health plan to Medicare, there was a decrease in occupancy expense of $8,000, and a decrease in other expenses of $9,000. These decreases were offset by an increase in payroll of $8,000, an increase in franchise advertising of $2,000 and travel of $1,000 for the nine months ended August 31, 2025 compared to August 31, 2024.

Interest income was $43,000 for the nine months ended August 31, 2025, decreasing $7,000, or 14.0% from $50,000 for the nine months ended August 31, 2024 primarily because of reduced short-term interest rates in the nine months of 2025 compared to the same period 2024.

For the nine months ended August 31, 2025 the provision for income tax was $172,000, compared to $159,000 for the nine months ending August 31, 2024.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.06 for the nine months ended August 31, 2025 and 2024.

Liquidity and Capital Resources

At August 31, 2025, the Company had working capital of $1,793,000 and unrestricted cash of $2,032,000. At August 31, 2024 the Company had working capital of $1,712,000, and unrestricted cash of $1,931,000.

During the nine months ended August 31, 2025, the Company had net income of $438,000 and operating activities provided cash of $456,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2025 was depreciation and amortization of $3,000, and noncash lease expense of $65,000, less provision for uncollectible accounts of $1,000 and deferred tax reduction of $63,000. In addition, changes in operating assets and liabilities increased cash by $13,000. During the nine months ended August 31, 2024 the Company had net income of $405,000 and operating activities provided cash of $419,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2024 was depreciation and amortization of $3,000, provision for uncollectible accounts of $19,000 and noncash lease expense of $69,000, less deferred tax reduction of $22,000. In addition, changes in operating assets and liabilities decreased cash by $55,000.

During fiscal 2025, net cash used in investing activities was $3,000 and no funds were provided or used in fiscal 2024.

Cash distributions/dividends used $363,000 and $291,000 in financing activities for the nine months ending August 31, 2025 and 2024, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2025, a $0.03 cash distribution/dividend was declared for the first quarter, a $0.01 cash distribution/dividend was declared for the second and third quarters and a $0.01 cash distribution has been declared for the fourth quarter.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2025 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the nine months ending August 31, 2025 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the quarter ended August 31, 2025.

(a)  EXHIBITS

The following exhibits are filed herewith.

..

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

BAB, Inc.

Dated: October 10, 2025	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer