Form 10-K
period 2025-11-30
BAB, INC.
filed 2026-02-24
CIK 1123596

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to ______ Commission file number: 0-31555

BAB, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation)	(IRS Employer or organization Identification No.)

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐ Yes ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the voting common equity held by nonaffiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was: $3,902,381 based on 4,817,754 shares held by nonaffiliates as of May 31, 2025; Closing price ($0.81) for said shares in the NASDAQ OTCQB Marketplace as of such date.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 7,263,508 shares of Common Stock, as of February 24, 2026.

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2025, the Company had 60 franchise units and 3 licensed units in operation in 18 states. There are 4 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

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

Net Income

The Company reported net income of $559,000 for fiscal year ended November 30, 2025 and net income of $525,000 for fiscal year ended November 30, 2024. November 30, 2025 net operating income was $722,000 compared to $665,000 in 2024.

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

LOCATIONS

The Company had 60 franchised locations and 3 licensed units in 18 states. There are 4 units under development.

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

The Company currently advertises its franchising opportunities in directories, and the internet. In addition, prospective franchisees contact the Company as a result of patronizing an existing store.

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

EMPLOYEES

As of November 30, 2025, the Company employed 11 full time people and one part time person in the Corporate headquarters. The employees are responsible for corporate management and oversight, franchising, accounting, advertising and operations.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

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

ITEM 1C. CYBERSECURITY

The Company’s Audit Committee, composed of two independent members of Board of Directors, has oversight responsibility for the Company’s cybersecurity risk management. Day-to-day oversight of cybersecurity matters is managed by the Company’s Chief Financial Officer, (“CFO”) and the Chief Operating Officer, (“COO”).

The CFO reports to the Audit Committee prior to each quarterly and annual Form 10-Q and 10-K filing, regarding cybersecurity matters, including updates on cybersecurity risks, controls, and procedures. The CFO also provides the Audit Committee with information regarding the Company’s cybersecurity insurance coverage and obtains Audit Committee approval for any material changes to such coverage. In addition, the CFO informs the Audit Committee of any proposed changes to third-party information technology (“IT”) service providers or consultants. The Audit Committee reviews and approves any changes in IT providers and is promptly notified of any cybersecurity threats or incidents.

At BAB, Inc. we recognize the importance of safeguarding our systems, data and assets, even though the nature of our business results in a relatively low exposure to cybersecurity risk. The CFO has over 30 years of experience in risk management and working with computer systems across multiple industries, including evaluating operational risks, overseeing internal controls, and coordinating with third-party providers. The COO has several years of experience in IT operations within the company. Together, the CFO and COO are familiar with the Company’s information systems, operational environment, and internal policies and procedures related to safeguarding critical data and assets.

The Company’s cybersecurity risk management program consists of a combination of technical, administrative, and physical safeguards designed to identify, assess, and mitigate cybersecurity risks. As part of this process, the CFO regularly engages with outside IT consultants to assist in monitoring systems, assessing cybersecurity risks, and maintaining appropriate security controls.

The Company’s cybersecurity infrastructure includes a combination of technical, administrative and physical safeguards designed to mitigate cybersecurity risks. As part of our risk management process, the CFO also regularly engages with the outside IT consultants to review and minimize the Company’s cybersecurity risk.

The Company’s cybersecurity infrastructure includes network firewall protection with intrusion detection, virus protection, and other subscription-based security services that are regularly updated. Remote access to the Company’s network is protected through end-to-end encryption using a secure virtual private network (VPN). All Company computers, including those used by remote personnel, are protected by antivirus and endpoint security software provided and maintained by an outside IT consultant. The software continuously monitors for potential threats and updates automatically. Additional services are used to filter emails and reduce phishing and spam risks. Employees receive training designed to promote awareness of cybersecurity risks, including guidance to avoid opening suspicious emails or unexpected attachments.

Sensitive files are password-protected and accessible only to authorized personnel and are maintained on separate drives. The Company maintains regular data backups and redundancy protocols designed to minimize downtime in the event of a cybersecurity incident. The Company also maintains cybersecurity insurance coverage to help mitigate potential financial impacts associated with a cybersecurity event.

While no system is entirely immune from cybersecurity threats, and despite the Company’s relatively low risk profile, a cybersecurity incident could adversely affect the Company’s business, result in reputational harm, increase operating costs, or expose the Company to litigation. To date, the Company has not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, its business, operations, or financial condition. In the event of a cybersecurity incident, the CFO and/or COO will promptly report the matter to the Audit Committee, including information regarding the nature of the incident, remediation efforts, and actions taken to reduce the risk of future incidents.

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

ITEM 4. MINE SAFETY DISCLOSURES

None

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The following table sets forth the quarterly high and low reported closing sales prices for the Company's common stock, as reported in the Nasdaq Small Cap Market for the two years ended November 30, 2025 and 2024.  The Company's common stock is traded on the NASDAQ OTCQB Marketplace under the symbol "BABB."

Year Ended: November 30, 2025	Low	High
First quarter	0.71	1.04
Second quarter	0.75	0.90
Third quarter	0.75	1.00
Fourth quarter	0.80	1.02

Year Ended: November 30, 2024	Low	High
First quarter	0.68	0.80
Second quarter	0.67	0.80
Third quarter	0.75	0.90
Fourth quarter	0.74	0.85

As of February 24, 2026, the Company's Common Stock was held by 114 registered holders of record. Registered ownership includes nominees who may hold securities on behalf of multiple beneficial owners. The Company estimates that the number of beneficial owners of its common stock at February 24, 2026, is approximately 2,500 based upon information provided by a proxy services firm.

CASH DISTRIBUTION AND DIVIDEND POLICY

On December 9, 2025 Board of Directors (“Board”) declared a $0.02 cash distribution/dividend, of $0.01 quarterly and $0.01 special, to stockholders of record December 30, 2025 paid January 21, 2026.

On September 9, 2025 Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of September 26, 2025, paid October 15, 2025. On June 6, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of June 26, 2025, paid July 14, 2025. On March 7, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of March 24, 2025, paid April 14, 2025. On December 4, 2024 the Board declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same. On May 22, 2017 an amendment was filed extending the final expiration date to mean the seventh anniversary date of the original agreement. All other original rights and provisions remain the same. On February 22, 2019 an amendment was filed extending the final expiration date to mean the ninth anniversary date of the original agreement. All other original rights and provisions remain the same. On March 4, 2021 an amendment was filed extending the final expiration date to mean the eleventh anniversary date of the original agreement. All other original rights and provisions remain the same. On April 4, 2023 an amendment was filed extending the final expiration date to mean the fourteenth anniversary date of the original agreement. All other original rights and provisions remain the same. On November 19, 2025 an amendment was filed extending the final expiration date to mean the sixteenth anniversary date of the original agreement. All other original rights and provisions remain the same.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2025, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2025.

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

GENERAL

The Company has 60 franchised and 3 licensed units with 4 units under development at the end of 2025. Units in operation and under development at the end of 2024 included 61 franchised and 4 licensed units and 4 units under development.  System-wide revenues were $41.1 million in 2025 and $41.4 million in 2024.

The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

YEAR 2025 COMPARED TO YEAR 2024

Total revenues from all sources decreased $106,000, or 3.0%, to $3,439,000 in 2025 from $3,545,000 in the prior year. Franchise fee revenue decreased $33,000, royalty revenue decreased $11,000, licensing fees and other revenue decreased $29,000, and Marketing Fund revenue decrease $35,000 in 2025 compared to 2024.

Royalty fee revenue of $1,984,000, for the fiscal year ended November 30, 2025, decreased $11,000, or 0.6%, from the $1,995,000 for fiscal year ended November 30, 2024.

Franchise fee revenue decreased $33,000, or 58.9%, to $23,000 in 2025 as compared to $56,000 in 2024. In 2025 there were two transfers, in addition to the normal monthly amortization. In 2024 there were two transfers, one store opened and one store closed that had not been fully amortized that resulted in an additional $23,000 in franchise fees recognized, in addition to the normal monthly amortization.

Licensing fees and other income decreased $29,000, or 9.1%, to $289,000 in 2025 compared to $318,000 in 2024.  Marketing fund revenues decreased $35,000, or 3.0% to $1,142,000 in 2025 compared to $1,177,000 in 2024.

Total operating expenses in 2025 were $2,718,000, or 79.0% of revenues, compared to $2,880,000, or 81.2% of revenues in 2024. Total operating expenses in 2025 decreased $162,000, or 5.6%, compared to 2024.

The decrease in operating expenses of $162,000, or 5.6% in 2025 was primarily due to a decrease in marketing expenses of $35,000, occupancy expense of $9,000, a $79,000 decrease in employee benefit expense due to several employees moving from the company health policy to Medicare, a decrease in professional fees $20,000, and a $16,000 decrease in other expenses. There was a $12,000 decrease in 2025 expenses because there was a loss on lease termination in 2024. This was offset by an increase of $7,000 in payroll expenses and a $2,000 increase in advertising and promotions.

Interest income decreased $8,000, or 12.1% to $58,000 in 2025 compared to $66,000 in 2024.

In 2025 there was an income tax expense of $221,000 which includes $15,000 of noncash deferred tax expense, $150,000 of federal income tax, and $56,000 of state taxes. In 2024 there was an income tax expense of $206,000 which includes $8,000 of noncash deferred tax expense, $150,000 of federal income tax, and $48,000 of state taxes. There was net income of $559,000 in 2025 versus a net income of $525,000 in 2024.

Total operating income before interest and taxes was $722,000 in 2025 or 21.0% of revenue as compared to $665,000 or 18.8% of revenue in the prior year. In 2025 earnings per share for basic and diluted outstanding shares was $0.08 compared to $0.07 in 2024.

LIQUIDITY AND CAPITAL RESOURCES

At November 30. 2025, the Company had working capital of $1,914,000 and unrestricted cash of $2,154,000. At November 30, 2024, the Company had working capital of $1,784,000 and unrestricted cash of $2,178,000.

During fiscal 2025, the Company had net income of $559,000 and operating activities which provided cash of $414,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $15,000, noncash lease expense of $87,000, less provision for credit losses of $2,000. In addition, changes in other operating assets and liabilities decreased cash a total of $249,000. During fiscal 2024, the Company had net income of $525,000 and operating activities which provided cash of $638,000. The principal adjustments to reconcile net income to cash provided by operating activities were depreciation and amortization of $4,000, deferred tax expense of $8,000, provision for uncollectible accounts of $28,000, noncash lease expense of $91,000 and $12,000 for a loss on sales-type lease termination. In addition, changes in other operating assets and liabilities decreased cash a total of $30,000.

During fiscal 2025, the Company used $6,000 for investing activities and $10,000 of funds were used in fiscal 2024.

Financing activities in fiscal 2025 and fiscal 2024 included cash used for distributions/dividend payments to common stockholders of $436,000 and $363,000, respectively.

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2025 and 2024, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Management reviewed and updated the qualitative assessment conducted during the first quarter 2025 at year end and does not believe that any impairment exists at November 30, 2025.

Concentrations of Credit Risk

Certain financial instruments potentially subject the Company to concentrations of credit risk.  These financial instruments consist primarily of royalty and wholesale accounts receivables.   The Company believes it has maintained adequate reserves for credit losses.

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

Franchise and related revenue (cont’d)

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

Gift card breakage revenue

The Company sells gift cards to its customers in its retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. Revenue from gift cards is recognized upon redemption in exchange for product and reported within franchisee store revenue and the royalty and marketing fees are paid and shown in the Condensed Consolidated Statements of Income. Until redemption, outstanding customer balances are recorded as a liability. An obligation is recorded at the time of sale of the gift card and it is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Included in accounts payable and accrued expenses at November 30, 2025 and 2024 were liabilities of $170,000 and $234,000, respectively for unredeemed gift cards.

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

On July 30, 2025 the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans.

For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions.

The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. The Company will adopt ASU 2025-09 for fiscal year ending November 30, 2027.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In regard to interest, foreign currency and commodity price risk the Company does not believe that these are significant risk factors.

ITEM 8. FINANCIAL STATEMENTS

The Consolidated Financial Statements and Report of Independent Registered Public Accounting Firm is included immediately following.

BAB, Inc.

Years Ended November 30, 2025 and 2024

C o n t e n t s

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of BAB, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BAB, Inc. (the Company) as of November 30, 2025 and 2024, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended November 30, 2025, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended November 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Valuation of goodwill and indefinite-lived intangible assets

At November 30, 2025, the Company’s goodwill was $1,493,771 and indefinite-lived intangible assets were $461,445. As disclosed in Note 2 to the consolidated financial statements, goodwill and indefinite-lived intangible assets are tested for impairment either qualitatively or quantitively at least annually, or more frequently if indicators of impairment require the performance of interim impairment assessment. During the year ended November 30, 2025, management qualitatively assessed goodwill to determine whether additional quantitative testing was necessary.

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

February 24, 2026

We have served as the Company’s auditor since 2007.

2107 Swift Drive, Suite 210, Oak Brook, IL 60523 ▪ 708.386.1433 ▪ www.sassetti.com

BAB, Inc

Consolidated Balance Sheets

November 30, 2025 and 2024

	November 30, 2025	November 30, 2024
	(audited)	(audited)
ASSETS
Current Assets
Cash	$2,153,597	$2,177,586
Restricted cash	156,625	159,704
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $49,350 in 2025 and $51,103 in 2024 )	57,548	70,090
Marketing fund contributions receivable from franchisees and stores	19,930	17,394
Prepaid expenses and other current assets	112,475	84,825
Total Current Assets	2,500,175	2,509,599

Property, plant and equipment (net of accumulated depreciation of $159,814 in 2025 and $159,414 in 2024)	3,197	-
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $146,745 in 2025 and $142,664 in 2024	13,240	13,272
Operating lease right of use	308,768	365,714
Total Noncurrent Assets	2,280,421	2,334,202

Total Assets	$4,780,596	$4,843,801

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$8,477	$1,313
Income tax payable	-	80,695
Accrued expenses and other current liabilities	328,561	409,179
Unexpended marketing fund contributions	169,033	164,756
Deferred franchise fee revenue	24,937	21,353
Current portion operating lease liability	55,315	47,846
Total Current Liabilities	586,323	725,142

Long-term Liabilities (net of current portion)
Operating lease liability	274,900	330,215
Deferred franchise revenue	123,179	130,094
Deferred tax liability	331,742	317,132
Total Long-term Liabilities	729,821	777,441

Total Liabilities	$1,316,144	$1,502,583

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares outstanding as of November 30, 2025 and November 30, 2024	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares outstanding as of November 30, 2025 and November 30, 2024	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of November 30, 2025 and November 30, 2024	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,808,058)	(10,931,292)
Total Stockholders' Equity	3,464,452	3,341,218
Total Liabilities and Stockholders' Equity	$4,780,596	$4,843,801

See accompanying notes

BAB, Inc

Consolidated Statements of Income

Years Ended November 30, 2025 and 2024

	2025	2024
REVENUES
Royalty fees from franchised stores	$1,984,438	$1,994,814
Franchise Fees	23,331	55,673
Licensing fees and other income	289,348	317,992
Marketing fund revenue	1,142,281	1,176,663

Total Revenues	3,439,398	3,545,142

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	1,067,723	1,061,147
Occupancy	116,840	126,441
Advertising and promotion	3,950	1,903
Professional service fees	107,703	127,542
Travel	16,850	16,514
Employee benefit expenses	74,554	154,379
Depreciation and amortization	4,481	4,123
Marketing fund expenses	1,142,281	1,176,663
Loss on sales-type lease termination	-	11,659
Other	183,384	199,477
Total Operating Expenses	2,717,766	2,879,848
Income from operations	721,632	665,294
Interest income	58,412	66,106
Income before provision for income taxes	780,044	731,400
Provision for income taxes
Current tax expense	206,390	198,361
Deferred tax	14,610	7,839
Total Tax Provision.	221,000	206,200

Net Income	$559,044	$525,200

Net Income per share - Basic and Diluted	$0.08	$0.07

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.06	$0.05

See accompanying notes

BAB, Inc

Consolidated Statements of Stockholders’ Equity

Years Ended November 30, 2025 and 2024

			Additional			Accumulated
	Common Stock		Paid-In	Treasury Stock		Deficit
November 30, 2023	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,093,317)	$3,179,193

Dividends Declared						(363,175)	(363,175)

Net Income						525,200	525,200

November 30, 2024	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,931,292)	$3,341,218

Dividends Declared						(435,810)	(435,810)

Net Income						559,044	559,044

November 30, 2025	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,808,058)	$3,464,452

See accompanying notes

BAB, Inc

Consolidated Statements of Cash Flows

Years Ended November 30, 2025 and 2024

	2025	2024
Operating activities
Net Income	$559,044	$525,200
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	4,481	4,123
Deferred tax expense	14,610	7,839
Provision for credit losses	(1,753)	27,610
Noncash lease expense	86,838	90,996
Loss on sales-type lease termination	-	11,659
Changes in:
Trade accounts receivable and notes receivable	16,795	5,038
Marketing fund contributions receivable	(2,536)	(2,399)
Prepaid expenses and other	(32,150)	16,219
Accounts payable	7,164	(1,729)
Accrued liabilities	(161,313)	116,660
Unexpended marketing fund contributions	4,277	(37,068)
Deferred revenue	(3,331)	(40,673)
Operating lease liability	(77,738)	(85,722)
Net Cash Provided by Operating Activities	414,388	637,753

Investing activities
Capitalized trademark costs	(4,049)	(1,050)
Asset purchase	(3,597)
Proceeds from sale of asset	4,500	16,700
Issuance of note receivable	(2,500)	(25,610)
Net Cash Used In Investing Activities	(5,646)	(9,960)

Financing activities
Cash distributions/dividends	(435,810)	(363,175)
Net Cash Used In Financing Activities	(435,810)	(363,175)

Net Increase in Cash and Restricted Cash	(27,068)	264,618
Cash and Restricted Cash - Beginning of Period	2,337,290	2,072,672
Cash and Restricted Cash - End of Period	$2,310,222	$2,337,290

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$307,000	$165,000
Non-cash operating and investing activities
Asset held for resale offsetting lease termination loss	$-	$4,500
Right of use asset obtained in exchange for lease liability	$-	$401,430

See accompanying notes

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000.  The Company currently franchises and licenses bagel and muffin retail units under the BAB and MFM trade names. At November 30, 2025, the Company had 60 franchise units and 3 licensed units in operation in 18 states. There are 4 units under development. The Company's revenues are derived primarily from the ongoing royalties paid to the Company by its franchisees and from receipt of initial franchise fees.  Additionally, the Company derives revenue from the sale of licensed products (My Favorite Muffin mix, and Brewster's coffee) to franchisees, licensees and other approved customers.

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

November 30, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and demand deposits with banks with original maturities of less than 90 days. The balances of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at November 30, 2025.

Accounts and Notes Receivable

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees, to notes receivable. These notes are usually not collateralized. A significant portion of these notes have specific reserves recorded against them amounting to $49,350 as of November 30, 2025.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts and Notes Receivable

Receivable balances by portfolio segment as of November 30, 2025 and November 30, 2024 are as follows:

	November 30, 2025	November 30, 2024
Accounts Receivable (Franchisee Related)	$54,796	$69,284
Accounts Receivable (Vendor Related)	21,550	18,200
Notes Receivable	50,482	51,103
	126,828	138,587
Less: Allowance for Credit Losses	(49,350)	(51,103)
Total Receivables	77,478	87,484
Less: Current Portion	(77,478)	(87,484)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. Current and collateralized lease receivables have an internal risk rating of Grade I. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At November 30, 2025, all but one note receivable which is classified current and from an active franchisee, all other notes receivable is due from former franchisees and had an original term over one year.

Changes in the allowance for credit losses during the fiscal year ended November 30, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Lease Receivable, Net	Total
Balance at November 30, 2024	$-	$-	$51,103	$-	$51,103
of ASU 2016-13	-	-	-	-	-
Write-offs	-	-	-	-	-
Recoveries	-	-	(1,753)	-	(1,753)
Provision for Credit Losses	-	-	-	-	-
Balance at November 30, 2025	$-	$-	$49,350	$-	$49,350

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Accounts and Notes Receivable (continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at November 30, 2025 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$32,256	$1,467	$1,467	$2,217	$13,075	$50,482
	$32,256	$1,467	$1,467	$2,217	$13,075	$50,482

The fiscal year of origination of the Company's gross notes receivable by risk rating are as follows:

	2025	2024	2023	2022	2021	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-	$-
Internal Grade II	1,132	-	-	-	-	-	1,132
Internal Grade III	-	20,591	17,886	-	-	-	38,477
Internal Grade IV	-	-	-	-	-	10,873	10,873
Notes and Lease Receivables,
Net of Unamortized Interest	$1,132	$20,591	$17,886	$-	$-	$10,873	$50,482

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2025 and 2024, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets (continued)

Management reviewed and updated the qualitative assessment conducted during the first quarter 2025 at year end and does not believe that any impairment exists at November 30, 2025.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2023	$1,493,771	$461,445	$16,345	$1,971,561
Additions	-	-	1,050	1,050
Amortization expense	-	-	(4,123)	(4,123)
Net Balance as of November 30, 2024	$1,493,771	$461,445	$13,272	$1,968,488
Additions	-	-	4,049	4,049
Amortization expense	-	-	(4,081)	(4,081)
Net Balance as of November 30, 2025	$1,493,771	$461,445	$13,240	$1,968,456

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations. Advertising and promotion expense was $4,000 and $1,900 in 2025 and 2024, respectively.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2025 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the fiscal year ended November 30, 2025 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return, for the years ending November 30, 2022, 2023 and 2024 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

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

On July 30, 2025 the FASB issued ASU 2025-05, “Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The ASU relates to estimating credit losses under CECL for current accounts receivable and current contract assets arising from revenue transactions accounted for under ASC 606, Revenue from Contracts with Customers, including those acquired in a transaction accounted for under ASC 805, Business Combinations. The ASU does not apply to other types of accounts receivable and loans.

For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions.

The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. The Company will adopt ASU 2025-09 for fiscal year ending November 30, 2027.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of November 30, 2025 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 2 - Summary of Significant Accounting Policies (continued)

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of November 30, 2025 and November 30, 2024 were as follows:

	November 30, 2025	November 30, 2024

Cash and cash equivalents	$2,153,597	$2,177,586
Restricted cash	156,625	159,704
Total cash and restricted cash	$2,310,222	$2,337,290

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

	2025	2024
Numerator:
Net income available to common stockholders	$559,044	$525,200

Denominator:
Weighted average outstanding shares
Basic and diluted	7,263,508	7,263,508
Earnings per Share - Basic and diluted	$0.08	$0.07

At November 30, 2025 and 2024, there are no common stock equivalents. In addition, the weighted average shares do not include any effects for potential shares related to the Preferred Shares Rights Agreement.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

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

November 30, 2025 and 2024

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and are reassessed each quarter. During the year ended November 30, 2025, the Company reevaluated its gift card breakage estimate. The reevaluated estimate resulted in $80,000 of additional breakage revenue for year ended November 30, 2025. The breakage revenue wrote off gift card liabilities related to gift cards issued prior to November 30, 2016.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 3 - Revenue Recognition

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers for the year ended November 30, 2025 and 2024:

	For year ended November 30, 2025	For year ended November 30, 2024

Revenue recognized at a point in time
Sign Shop revenue	$8,033	$1,379
Settlement revenue	20,684	76,610
Total revenue at a point in time	28,717	77,989
Revenue recognized over time
Royalty revenue	1,984,438	1,994,814
Franchise fees	23,331	55,673
License fees	18,912	23,912
Gift card revenue	81,075	3,938
Nontraditional revenue	160,644	212,153
Marketing fund revenue	1,142,281	1,176,663
Total revenue over time	3,410,681	3,467,153
Grand total	$3,439,398	$3,545,142

Contract balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	November 30, 2025	November 30, 2024
Assets
Accounts Receivable	$57,548	$70,090
Total Assets	57,548	70,090

Liabilities
Contract liabilities-current	362,836	420,379
Contract liabilities-long-term	123,179	130,094
Total Contract Liabilities	$486,015	$550,473

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Contract balances (continued)

	Accounts Receivable	Contract Liabilities

Balance at November 30, 2023	$69,681	$620,188

Revenue recognized	666,511	(1,499,334)
Amounts (collected) or invoiced, net	(666,102)	1,429,619
Balance at November 30, 2024	$70,090	$550,473

Revenue recognized	587,872	(1,608,334)
Amounts (collected) or invoiced, net	(600,414)	1,543,876
Balance at November 30, 2025	$57,548	$486,015

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2026	$24,937
2027	28,460
2028	16,017
2029	14,728
2030	13,713
Thereafter	50,261
Total	$148,116

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

Note 4 - Units Open, Licensed and Under Development

Big Apple Bagels® and My Favorite Muffin® operating units, licensed units and unopened stores for which a Franchise Agreement has been executed, are as follows:

	November 30, 2025	November 30, 2024
Stores open:
Franchisee-owned stores	60	61
Licensed Units	3	4
	63	65

Unopened stores with Franchise
Agreements	4	4

Total operating units and units
with Franchise Agreements	67	69

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 5 – Income Taxes

The components of the Company’s provision for income taxes are as follows:

	2025	2024
Current
Federal	$150,101	$150,254
State	56,289	48,107
Deferred	14,610	7,839
Total	$221,000	$206,200

In fiscal 2025 and 2024 the federal and state effective tax rates were within the customary statutory tax rate of federal 21% and a state rate of 7.11%.

A reconciliation of the expected income tax expense to the recorded income tax expense is as follows for the years ended November 30:

	2025	2024

Federal income tax provision computed at federal statutory rate	$163,903	$153,807
State income taxes, net of federal tax provision	55,493	52,075
Change in valuation allowance and other adjustments	1,604	318
Tax Provision	$221,000	$206,200

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 5 – Income Taxes (continued)

The components of the Company’s deferred tax assets and liabilities for federal and state income taxes consist of the following:

	2025	2024
Deferred revenue	$41,635	$42,572
Marketing Fund net contributions	44,027	44,893
Allowance for credit losses	13,872	14,365
Accrued expenses	45,204	61,950
Operating lease liability	92,824	106,273
Total Deferred Income Tax Asset	$237,562	$270,053

Depreciation and amortization	$(482,509)	$(484,383)
Right of use lease asset	(86,795)	(102,802)
Total Deferred Income Tax Liabilities	$(569,304)	$(587,185)

Total Net Deferred Tax Liability	$(331,742)	$(317,132)

As of November 30, 2025 and 2024 the Company had no unused net operating loss carryforwards.

The Company routinely reviews the future realization of tax assets based on projected future reversals of taxable temporary differences, available tax planning strategies and projected future taxable income.

The Company’s income tax returns, which are filed as a consolidated return for the years ending November 30, 2022, 2023 and 2024 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Note 6 – Stockholders’ Equity

On December 9, 2025 Board of Directors (“Board”) declared a $0.02 cash distribution/dividend, of $0.01 quarterly and $0.01 special, to stockholders of record December 30, 2025 paid January 21, 2026.

On September 9, 2025 Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of September 26, 2025, paid October 15, 2025. On June 6, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of June 26, 2025, paid July 14, 2025. On March 7, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of March 24, 2025, paid April 14, 2025. On December 4, 2024 the Board declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

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

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

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

On June 18, 2014 an amendment to the Preferred Shares Rights Agreement was filed appointing American Stock Transfer & Trust Company, LLC as successor to Illinois Stock Transfer Company. All original rights and provisions remain unchanged. On August 18, 2015 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the fifth anniversary of the date of the original agreement. All other original rights and provisions remain the same. On May 22, 2017 an amendment was filed extending the final expiration date to mean the seventh anniversary date of the original agreement. All other original rights and provisions remain the same. On February 22, 2019 an amendment was filed extending the final expiration date to mean the ninth anniversary date of the original agreement. All other original rights and provisions remain the same. On March 4, 2021 an amendment was filed extending the final expiration date to mean the eleventh anniversary date of the original agreement. All other original rights and provisions remain the same. On April 4, 2023 an amendment was filed extending the final expiration date to mean the fourteenth anniversary date of the original agreement. On November 19, 2025 an amendment was filed extending the final expiration date to mean the sixteenth anniversary date of the original agreement. All other original rights and provisions remain the same.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two are not made until after December 31, 2025, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2025.

The Company believes execution of its cash distribution/dividend policy will not have any material adverse effects on its ability to fund current operations or future capital investments.

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 7 – Lease Commitments

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. Rent expenses for fiscal 2025 and 2024 were $86,839 and $90,996, respectively. At November 30, 2025 the remaining lease term was 52 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of November 30, 2025, are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2026	80,837
2027	84,024
2028	96,163
2029	99,898
2030	36,827
Total Undiscounted Rent Payments	$397,749

Present Value Discount	(67,534)
Present Value	$330,215

Short-term lease liability	$55,315
Long-term lease liability	274,900
Total Operating Lease Liability	$330,215

BAB, Inc

Notes to the Consolidated Financial Statements

November 30, 2025 and 2024

Note 9– Employee Benefit Plan

The Company maintains a qualified 401(k) plan which allows participants to make pretax contributions. In fiscal 2015, the Company amended the 401(k) plan, establishing it as a Safe Harbor plan effective January 1, 2015. Employee contributions are matched by the Company in accordance with the Plan up to a maximum of 4% of employee earnings. The Company may also make discretionary contributions to the Plan. In fiscal 2025 and 2024 the Company’s employer match was $42,200 and $41,500, respectively. There were no Company discretionary contributions in 2025 or 2024.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In connection with the audits of the Company’s consolidated financial statements for each of the fiscal years ended November 30, 2025 and 2024, and through the date of this Current Report, there were: (1) no disagreements between the Company and Sassetti LLC on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures.

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

Based on our evaluation under the framework described above, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s internal controls and procedures were effective over financial reporting as of November 30, 2025.

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

Based upon a review of the copies of such forms furnished to the Company, the Company believes that all Section 16(a) filing requirements applicable to its executive officers and directors were met during the year ended November 30, 2025.

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

Geraldine Conn has served as Chief Financial Officer and Treasurer since 2014. She was with BAB, Inc as Controller for 10 years prior to Chief Financial Officer role. She is responsible for accounting, financial reporting, risk management and human resource administration. Ms. Conn received her CPA in 1986 and a Masters in Business Administration in 1990 from DePaul University.

In November 2025, the Board of Directors appointed Geraldine Conn as a Director to fill the vacancy created by the retirement of Michael Murtaugh. Geraldine will stand for election at the Company’s 2026 Annual Meeting of Stockholders.

Directors and Executive Officers

The following tables set forth certain information with respect to each of the Directors and Executive Officers of the Company and certain key management personnel.

Directors and Executive Officers	Age	Position Held with Company
Michael W. Evans	69	Chief Executive Officer, President and Director
Geraldine Conn	74	Chief Financial Officer, Treasurer and Director
Steven G. Feldman	69	Director
James A. Lentz	78	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the cash compensation by executive officers that received annual salary and bonus compensation of more than $100,000 during years 2025 and 2024 (the "Named Executive Officers"). The Company has no employment agreements with any of its executive officers.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Nonequity Incentive Plan Compensation (S)	Non-qualified deferred Compensation earnings (S)	All other compensation ($) (1)	Total ($)
Michael W. Evans President and CEO	2025	240,062	24,000	-	-	-	-	10,562	274,625
	2024	222,688	30,000	-	-	-	-	10,108	262,796

Michael K. Murtaugh * Vice President and General Counsel	2025	170,304	15,000	-	-	-	-	6,486	191,790
	2024	160,327	20,000	-	-	-	-	5,861	186,188

Geraldine Conn Chief Financial Officer	2025	135,785	13,000	-	-	-	-	5,951	154,737
	2024	124,468	13,000	-	-	-	-	5,499	142,966

*On November 26, 2025 Mr. Michael Murtaugh retired from BAB, Incorporated from his positions as Vice President, General Counsel, and Director.

In fiscal 2025 and fiscal 2024 bonuses were earned and a portion was paid and a portion was waived by Mr. Evans and Mr. Murtaugh. Bonuses for Executive Officers that are Directors are determined using measurable financial criteria approved by the Compensation Committee including, but not limited to, company profitability levels and performance in system-wide same store sales. A bonus for the Chief Financial Officer is at the discretion of the Chief Executive Officer. All other compensation includes the Company 401(k) matching funds.

(1)	401(k) matching funds:
2025 M. Evans $10,562; M. Murtaugh $6,486; G. Conn $5,951
2024 M. Evans $10,108; M. Murtaugh $5,861; G. Conn $5,499

The following tables set forth any stock or stock options awarded to executive officers that that are exercisable and not yet exercised or unexercisable as of November 30, 2025:

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

Clawback Provision

As part of BAB, Inc.’s commitment to maintain high standards of corporate governance and accountability, BAB, Inc. has implemented a Clawback Policy related to executive compensation. This policy is designed to allow the Company to recover certain incentive-based compensation in the event of a material financial restatement or in instances of executive misconduct. There were no clawbacks in 2025 and no clawback policy changes.

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

The following table sets forth any compensation paid to directors during fiscal year ended November 30, 2025:

DIRECTOR COMPENSATION

Compensation for fiscal year ended November 30, 2025

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of February 24, 2026 the record and beneficial ownership of Common Stock held by (i) each person who is known to the Company to be the beneficial owner of more than 5% of the Common Stock of the Company; (ii) each current director; (iii) each "named executive officer" (as defined in Regulation S-B, Item 402 under the Securities Act of 1933); and (iv) all executive officers and directors of the Company as a group. Securities reported as "beneficially owned" include those for which the named persons may exercise voting power or investment power, alone or with others. Voting power and investment power are not shared with others unless so stated. The number and percent of shares of Common Stock of the Company beneficially owned by each such person as of February 24, 2026 includes the number of shares which such person has the right to acquire within sixty (60) days after such date.

Name and Address	Shares	Percentage
Michael W. Evans 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	1,432,468 (1)	19.72

Geraldine Conn 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	20,300.28

Brian Evans (2) 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	430.01
Steven G. Feldman 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	10,000.14

James A. Lentz 500 Lake Cook Road, Suite 475 Deerfield, IL 60015	14,932.21

Michael K. Murtaugh (2) 1855 Old Willow Rd Northfield, IL 60093	968,054	13.33

Camelot Event-Driven Fund Frank Funds 781 Crandon Blvd, Unit 602 Key Biscayne, FL 33149	479,411	6.6

Executive officers and directors as a group (5 persons)	1,478,130 (1)	20.35

(1) Includes 3,500 shares inherited by spouse.

(2) Mr. Brian Evans was appointed as of 12/30/2025 and Mr. Murtaugh retired as an officer and director as of 11/26/2025. The entry for “Executive officers and directors as a group (5 persons)” does not include shares listed for Mr. Murtaugh.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors upon recommendation of the Audit Committee, appointed the firm Sassetti LLC, certified public accountants, for 2025 audit and tax services.

The audit reports of Sassetti LLC on the consolidated financial statements of BAB, Inc. and Subsidiaries as of and for the years ended November 30, 2025 and 2024 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

Audit fees relate to audit work performed on the financial statements as well as work that generally only the independent auditor can reasonably be expected to provide, including discussions surrounding the proper application of financial accounting and/or reporting standards and reviews of the financial statements included in quarterly reports filed on Form 10-Q.  Fees for audit services provided by Sassetti LLC were $64,200 for fiscal 2025 and 2024.

Tax compliance services provided by Sassetti LLC were $11,550 for fiscal 2025 and 2024.

During the years ended November 30, 2025 and 2024, Sassetti LLC did not perform any other services for the Company.

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
Consolidated Balance Sheets as at November 30, 2025 and 2024 and the Consolidated Statements of Income, Stockholders’ Equity and Cash Flows for the years ended November 30, 2025 and 2024 are reported on by Sassetti LLC. These statements are prepared in accordance with United States GAAP.
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

Dated: February 24, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Dated: February 24, 2026
By /s/ Michael W. Evans
Michael W. Evans, Director, Chief Executive Officer and President (Principal Executive Officer)

Dated: February 24, 2026
By /s/ Geraldine Conn
Geraldine Conn, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

Dated: February 24, 2026
By /s/ Steven G. Feldman
Steven G. Feldman, Director

Dated: February 24, 2026
By /s/ James A. Lentz
James A. Lentz, Director