Form 10-Q
period 2026-02-28
BAB, INC.
filed 2026-04-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended February 28, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of April 13, 2026 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	February 28, 2026	November 30, 2025
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,109,433	$2,153,597
Restricted cash	237,759	156,625
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $49,350 in 2026 and $49,350 in 2025)	55,968	57,548
Marketing fund contributions receivable from franchisees and stores	19,923	19,930
Prepaid expenses and other current assets	79,340	112,475
Total Current Assets	2,502,423	2,500,175

Property, plant and equipment (net of accumulated depreciation of $160,113 in 2026 and $159,814 in 2025)	2,898	3,197
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $147,816 in 2026 and $146,745 in 2025)	12,169	13,240
Operating lease right of use	293,788	308,768
Total Noncurrent Assets	2,264,071	2,280,421
Total Assets	$4,766,494	$4,780,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$60,005	$8,477
Income tax payable	42,998	-
Accrued expenses and other current liabilities	212,199	328,561
Unexpended marketing fund contributions	244,498	169,033
Deferred franchise fee revenue	19,846	24,937
Current portion operating lease liability	57,452	55,315
Total Current Liabilities	636,998	586,323

Long-term Liabilities (net of current portion)
Operating lease liability	255,806	274,900
Deferred franchise revenue	119,812	123,179
Deferred tax liability	315,529	331,742
Total Long-term Liabilities	691,147	729,821
Total Liabilities	$1,328,145	$1,316,144

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares issued or outstanding as of February 28, 2026 and November 30, 2025	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares issued or outstanding as of February 28, 2026 and November 30, 2025	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of February 28, 2026 and November 30, 2025	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,834,161)	(10,808,058)
Total Stockholders' Equity	3,438,349	3,464,452
Total Liabilities and Stockholders' Equity	$4,766,494	$4,780,596

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months ended February 28, 2026 and February 28, 2025

(Unaudited)

	Three months ended
	February 28, 2026	February 28, 2025
REVENUES
Royalty fees from franchised stores	$465,888	$457,194
Franchise Fees	8,083	8,583
Licensing fees and other income	51,761	74,378
Marketing fund revenue	197,931	217,046
Total Revenues	723,663	757,201

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	203,214	252,560
Occupancy	32,742	32,478
Advertising and promotion	1,035	1,083
Professional service fees	71,110	50,716
Travel	972	1,767
Employee benefit expenses	19,943	15,501
Depreciation and amortization	1,370	980
Marketing fund expenses	197,931	217,046
Other	42,601	37,891
Total Operating Expenses	570,918	610,022
Income from operations	152,745	147,179
Interest income	13,123	14,888
Income before provision for income taxes	165,868	162,067
Provision for income taxes
Current tax expense	62,913	65,536
Deferred tax	(16,213)	(19,736)
Total Tax Provision	46,700	45,800

Net Income	$119,168	$116,267

Net Income per share - Basic and Diluted	$0.02	$0.02

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508
Cash distributions declared per share	$0.02	$0.03

SEE ACCOMPANYING NOTES

BAB, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Three Months ended February 28, 2026 and February 28, 2025

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2024	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,931,292)	$3,341,218

Dividends Declared (Note 1)						(217,906)	(217,906)

Net Income (Note 2)						116,267	116,267

February 28, 2025	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(11,032,931)	$3,239,579

November 30, 2025	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,808,058)	$3,464,452

Dividends Declared (Note 1)						(145,271)	(145,271)

Net Income (Note 2)						119,168	119,168

February 28, 2026	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,834,161)	$3,438,349

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Cash Flows

For the Three Months ended February 28, 2026 and February 28, 2025

(Unaudited)

	February 28, 2026	February 28, 2025
Operating activities
Net Income	$119,168	$116,267
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	1,370	980
Deferred tax expense	(16,213)	(19,736)
Provision for credit losses, net of recoveries	-	(763)
Noncash lease expense	21,710	21,710
Changes in:
Trade accounts receivable and notes receivable	1,580	5,758
Marketing fund contributions receivable	7	1,715
Prepaid expenses and other	33,135	5,795
Accounts payable	51,528	52,477
Accrued liabilities	(73,364)	(106,996)
Unexpended marketing fund contributions	75,465	49,067
Deferred revenue	(8,458)	1,042
Operating lease liability	(23,687)	(22,773)
Net Cash Provided by Operating Activities	182,241	104,543

Investing Activities
Proceeds from sale of asset	-	4,500
Net Cash Provided by Investing Activities	-	4,500

Financing activities
Cash distributions/dividends	(145,271)	(217,906)
Net Cash Used In Financing Activities	(145,271)	(217,906)

Net (Decrease)/Increase in Cash and Restricted Cash	36,970	(108,863)
Cash and Restricted Cash - Beginning of Period	2,310,222	2,337,290
Cash and Restricted Cash - End of Period	$2,347,192	$2,228,427

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$45,000

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Three Months ended February 28, 2026 and February 28, 2025

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At February 28, 2026, the Company had 59 franchise units and 3 licensed units in operation in 18 states. There are 4 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

The Company is leveraging the natural synergy of distributing muffin products in existing BAB units and, alternatively, bagel products and Brewster's Coffee in existing MFM units. The Company expects to continue to realize efficiencies in servicing the combined base of BAB and MFM franchisees.

The Company has a minority interest in Athletes HQ Systems, Inc. (“AHQ”). AHQ franchises indoor baseball and softball practice and coaching facilities with knowledgeable instructors.

The accompanying condensed consolidated financial statements are unaudited. These financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended November 30, 2025 which was filed February 24, 2026. In the opinion of the Company's management, the condensed consolidated financial statements for the unaudited interim period presented include all adjustments, including normal recurring adjustments, necessary to fairly present the results of such interim period and the financial position as of the end of said period. The results of operations for the interim period are not necessarily indicative of the results for the full year.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at February 28, 2026.

Accounts Receivable and Notes Receivable

The Current Expected Credit Losses (“CECL”) reserve methodology requires companies to measure expected credit losses on financial instruments based on the total estimated amount to be collected over the lifetime of the instrument. Under the CECL model, reserves may be established against financial asset balances even if the risk of loss is remote or has not yet manifested itself. The Company records specific reserves against account balances of franchisees deemed at-risk when a potential loss is likely or imminent as a result of prolonged payment delinquency (greater than 90 days past due) and where notable credit deterioration has become evident. For financial assets that are not currently deemed at-risk, an allowance is recorded based on expected loss rates derived pursuant to the Company's CECL methodology that assesses three components - historical losses, current conditions, and reasonable and supportable forecasts, if applicable.

The Company considers its portfolio segments to be the following:

Accounts Receivable (Franchise-Related): Most of the Company’s short-term receivables due from franchisees are derived from royalty, advertising and other franchise-related fees.

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees converted to notes receivable. These notes are usually not collateralized. Notes receivable prior to 2026 are reserved in their entirety and have specific reserves recorded against them amounting to $49,350 as of February 28, 2026.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

Receivable balances by portfolio segment are as follows:

	February 28, 2026	November 30, 2025
Accounts Receivable (Franchisee Related)	$54,957	$54,796
Accounts Receivable (Vendor Related)	20,200	21,550
Notes Receivable	50,084	50,482
	125,241	126,828
Less: Allowance for Credit Losses	(49,350)	(49,350)
Total Receivables	75,891	77,478
Less: Current Portion	(75,891)	(77,478)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At February 28, 2026, the note receivable due for 2025 is a current franchisee, all other notes receivable were due from former franchisees and have original terms over one year.

Changes in the allowance for credit losses during the three months ended February 28, 2026 and February 28, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Total
Balance at November 30, 2025	$-	$-	$49,350	$49,350
Write-offs	-	-	-	-
Recoveries	-	-	-	-
Provision for Credit Losses	-	-	-	-
Balance at February 28, 2026	$-	$-	$49,350	$49,350

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Total
Balance at November 30, 2024	$-	$-	$51,103	$51,103
Write-offs	-	-	-	-
Recoveries	-	-	(763)	(763)
Provision for Credit Losses	-	-	-	-
Balance at February 28, 2025	$-	$-	$50,340	$50,340

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at February 28, 2026 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total
Notes Receivable	$16,441	$831	$824	$817	$31,171	$50,084
	$16,441	$831	$824	$817	$31,171	$50,084

The fiscal year of origination of the Company's gross notes receivable by risk rating are as follows

	2025	2024	2023	2022	2021	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-	$-
Internal Grade II	734	-	-	-	-	-	734
Internal Grade III	-	20,590	-	-	-	-	20,590
Internal Grade IV	-	-	17,886	-	-	10,874	28,760
Notes and Lease Receivables,
Net of Unamortized Interest	$734	$20,590	$17,886	$-	$-	$10,874	$50,084

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended February 28, 2026 and 2025, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Note 2 Summary of Significant Accounting Policies (Continued)

Other Assets

Other assets include a minority investment in AHQ Systems, Inc. The shares were issued to BAB, Inc. as compensation for consulting services and were recorded at a value of $2,250, based on fair market value at the time the services were performed. A total of 150,000 shares were issued, representing a 15% ownership interest. This is considered a related-party investment. Because the investment is immaterial, it has not been subsequently adjusted to fair market value.

Advertising and Promotion Costs

The Company expenses advertising and promotion costs as incurred. All advertising and promotion costs were related to the Company’s franchise operations.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are classified as noncurrent on the balance sheet. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The benefits from net operating losses carried forward may be impaired or limited in certain circumstances.

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2025 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the quarter ended February 28, 2026 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return, for the years ending November 30, 2022, 2023 and 2024 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

Leases

The company accounts for leases under ASC 842, Leases. Lease arrangements are determined at the inception of the contract. Operating leases are included in operating lease right-of-use (“ROU”) assets and other current and long-term operating lease liabilities on the consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on the consolidated balance sheets.

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

Note 2 Summary of Significant Accounting Policies (Continued)

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

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024‑03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“ASU 2024‑03”), which requires public business entities to provide enhanced disclosures that disaggregate certain expense captions in the notes to the financial statements to improve transparency about components of expense categories such as purchases of inventory, employee compensation, depreciation, amortization and related items. ASU 2024‑03 does not change the recognition or measurement of expenses presented on the face of the income statement, but will require additional tabular disclosures in the notes for annual and interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has not adopted this standard and is currently evaluating the potential effect the standard will have on its consolidated financial statements disclosures.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2026 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

2. Summary of Significant Accounting Policies (Continued)

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of February 28, 2026 and 2025 were as follows:

	February 28, 2026	February 28, 2025

Cash and cash equivalents	$2,109,433	$2,004,518
Restricted cash	237,759	233,909
Total cash and restricted cash	$2,347,192	$2,228,427

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. During the three months ended February 28, 2026, management reassessed its breakage estimate and recognized an additional $13,162 of income, based on the likelihood of the redemption of certain gift cards becoming remote.

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

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers:

	For three months ended February 28, 2026	For three months ended February 28, 2025

Revenue recognized at a point in time
Sign Shop revenue	$241	$-
Settlement revenue	700	4,875
Total revenue at a point in time	941	4,875
Revenue recognized over time
Royalty revenue	465,888	457,194
Franchise fees	8,083	8,583
License fees	3,378	5,978
Gift card revenue	13,162	13,559
Nontraditional revenue	34,280	49,966
Marketing fund revenue	197,931	217,046
Total revenue over time	722,722	752,326
Grand total	$723,663	$757,201

Contract Balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	As of February 28, 2026	As of November 30, 2025
Liabilities
Contract liabilities - current	$418,284	$362,836
Contract liabilities - long-term	119,062	123,179
Total Contract Liabilities	$537,346	$486,015

	For the Three Months Ended February 28, 2026	For the Year Ended November 30, 2025
Contracts at beginning of period	$486,015	$550,473

Revenue Recognized during period	(265,803)	(1,608,334)
Additions during period	317,134	1,543,876
Contracts at end of period	$537,346	$486,015

3. Revenue Recognition (continued)

Contract Balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

	Total
2026	$16,479	*
2027	28,460
2028	16,017
2029	14,728
2030	13,713
Thereafter	50,261
Total	$139,658

*represents the estimate for the remainder of 2026

4. Units Open and Under Development

Units which are open or under development are as follows:

	February 28, 2026	February 28, 2025
Stores open:
Franchisee-owned stores	59	61
Licensed Units	3	4
	62	65

Unopened stores with Franchise Agreements	4	4

Total operating units and units with Franchise Agreements	66	69

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:
	February 28, 2026	February 28, 2025
Numerator:
Net income available to common shareholders	$119,168	$116,267

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508
Earnings per Share - Basic	$0.02	$0.02

6. Goodwill and Other Intangible Assets

Management reviewed and updated the qualitative assessment conducted during the first quarter 2026 and does not believe that any impairment exists.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2024	$1,493,771	$461,445	$13,272	$1,968,488
Additions	-	-	4,049	4,049
Amortization expense	-	-	(4,081)	(4,081)
Net Balance as of November 30, 2025	$1,493,771	$461,445	$13,240	$1,968,456
Additions	-	-	-	-
Amortization expense	-	-	(1,071)	(1,071)
Net Balance as of February 28, 2026	$1,493,771	$461,445	$12,169	$1,967,385

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At February 28, 2026 the weighted average remaining lease term was 49 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of February 28, 2026 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2026	57,150
2027	84,024
2028	96,163
2029	99,898
2030	36,827
Total Undiscounted Rent Payments	$374,062

Present Value Discount	(60,804)
Present Value	$313,258

Short-term lease liability	$57,452
Long-term lease liability	255,806
Total Operating Lease Liability	$313,258

8. Income Taxes

For the three months ended February 28, 2026, the Company recorded current tax expense of $62,913 and a deferred tax benefit of $16,213, for a total tax provision of $46,700, with an effective tax rate of 28.2%. For the three months ended February 28, 2025, the Company recorded current tax expense of $65,536 and a deferred tax benefit of $19,736, for a total tax provision of $45,800, with an effective tax rate of 28.3%.

9. Stockholder’s Equity

On December 9, 2025 the Board declared a $0.02 cash distribution/dividend per share, of $0.01 quarterly and $0.01 special, to stockholders of record as of December 30, 2025 paid January 21, 2026.

On September 9, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of September 26, 2025, paid October 15, 2025. On June 6, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of June 26, 2025, paid July 14, 2025. On March 7, 2025 the Board declared a $0.01 quarterly cash distribution/dividend per share, to stockholders of record as of March 24, 2025, paid April 14, 2025. On December 4, 2024 the Board declared a $0.03 cash distribution/dividend per share, $0.01 quarterly and $0.02 special, to stockholders of record as of December 23, 2024, paid January 9, 2025.

On September 6, 2024 the Board of Directors (“Board”) declared a $0.01 quarterly cash distribution per share, payable on October 11, 2024 to stockholders of record as of September 23, 2024. On June 6, 2024 the Board declared a $0.01 quarterly cash distribution per share, paid on July 12, 2024 to stockholders of record as of June 24, 2024. On March 6, 2024 the Board declared a $0.01 quarterly cash distribution per share, paid on April 12, 2024 to stockholders of record as of March 21, 2024. On December 11, 2023 the Board declared a $0.02 cash distribution/dividend per share, $0.01 quarterly and $0.01 special to stockholders of record as of December 27, 2023, paid January 16, 2024.

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

10. Subsequent Event

On March 10, 2026 the Board of Directors (“Board”) declared a $0.01 cash distribution/dividend per share, to stockholders of record as of March 30, 2026 payable April 20, 2026.

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

General

There are 59 franchised and 3 licensed units at February 28, 2026 compared to 61 franchised and 4 licensed units at February 28, 2025.  System-wide revenues for the three months ended February 28, 2026 were $9.6 million and February 28, 2025 was $9.4 million.

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

As of February 28, 2026, the Company employed 10 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended February 28, 2026 versus Three Months Ended February 28, 2025

For the three months ended February 28, 2026 and February 28, 2025, the Company reported net income of $119,000 and $116,000, respectively. Total revenue of $724,000 decreased $33,000, or 4.4%, for the three months ended February 28, 2026, as compared to total revenue of $757,000 for the three months ended February 28, 2025.

Royalty fee revenue of $466,000, for the quarter ended February 28, 2026, increased $9,000, or 2.0%, from the $457,000 for quarter ended February 28, 2025.

Franchise fee revenue was $8,000, for the quarter ended February 28, 2026, a decrease of $1,000, or 11.1%, from $9,000 for February 28, 2025. In the first quarter 2026 and 2025 there was one transfer and then both years had normal annual amortization.

Licensing fee and other income decreased to $52,000 for the three months ended February 28, 2026 from $74,000 for the three months ended February 28, 2025, a decrease of $22,000, or 29.7%. This decrease was primarily attributable to a $5,000 reduction in settlement revenue that had been recognized in the prior-year period from a closed location, a $2,000 decline in license fee revenue resulting from the closure of a licensed establishment in 2025, and a $15,000 decrease in non-traditional revenue due to temporarily reduced vendor rebates and the timing of franchisee purchases.

Marketing fund revenues were $198,000 for the three months ended February 28, 2026, compared to $217,000 for the three months ended February 28, 2025, a decrease of $19,000, or 8.8%. The decrease in marketing fund revenues was offset by a corresponding $19,000 decrease in marketing fund expenses.

Total operating expenses of $571,000, for the quarter ended February 28, 2026, decreased $39,000, or 6.4% from $610,000 for the quarter ended February 28, 2025. The decrease in 2026 operating expenses was primarily related to a decrease in marketing fund expenses of $19,000, and a decrease in payroll and payroll related expenses of $50,000. These were offset by an increase in February 28, 2026 professional services of $20,000, which included increased filing fees for annual Franchise Disclosure Document, an increase in employee benefits of $5,000 and an increase in general expenses of $5,000 compared to same period 2025.

Interest income was $13,000 for the quarter ended February 28, 2026, decreasing $2,000, or 13.3% from $15,000 for the three months ended February 28, 2025, primarily because of reduced short-term interest rates in 2026 compared to 2025.

For the three months ended February 28, 2026 and 2025 the provision for income tax was $47,000 and $46,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.02 for the quarters ended February 28, 2026 and 2025.

Liquidity and Capital Resources

At February 28, 2026, the Company had working capital of $1,865,000 and unrestricted cash of $2,109,000. At February 28, 2025 the Company had working capital of $1,662,000, and unrestricted cash of $2,005,000.

During the three months ended February 28, 2026, the Company had net income of $119,000 and operating activities provided cash of $182,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2026 was depreciation and amortization of $1,000 and noncash lease expense of $22,000, less deferred tax expense of $16,000. In addition, changes in operating assets and liabilities increased cash by $56,000. During the three months ended February 28, 2025, the Company had net income of $116,000 and operating activities provided cash of $105,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the three months ending February 28, 2025 was depreciation and amortization of $1,000 and noncash lease expense of $22,000, less $1,000 provision for credit losses and deferred tax expense of $20,000. In addition, changes in operating assets and liabilities decreased cash by $14,000.

Cash distributions/dividends used $145,000 and $218,000 in financing activities for the three months ending February 28, 2026 and February 28, 2025, respectively

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2026, a $0.02 cash distribution/dividend was declared for the first quarter, and a $0.01 cash distribution/dividend was declared for the second quarter.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2026, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2026.

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

In November 2024, the Financial Accounting Standards Board issued Accounting Standards Update No. 2024‑03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (“ASU 2024‑03”), which requires public business entities to provide enhanced disclosures that disaggregate certain expense captions in the notes to the financial statements to improve transparency about components of expense categories such as purchases of inventory, employee compensation, depreciation, amortization and related items. ASU 2024‑03 does not change the recognition or measurement of expenses presented on the face of the income statement, but will require additional tabular disclosures in the notes for annual and interim reporting periods. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company has not adopted this standard and is currently evaluating the potential effect the standard will have on its consolidated financial statements disclosures.

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

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of February 28, 2026 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The Company's most critical accounting policies are related to revenue recognition, valuation of long-lived and intangible assets, deferred tax assets and the related valuation allowance.  Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed with the Securities and Exchange Commission on February 24, 2026.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of February 28, 2026 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the three months ending February 28, 2026 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Compliance with Section 404 of Sarbanes-Oxley Act

The Company is in compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”).

PART II

ITEM 1.	LEGAL PROCEEDINGS

We may be subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of such proceedings or claims cannot be predicted with certainty, management, after consulting legal counsel, does not believe that the outcome of any of such proceedings or claims will have a material effect on our financial position. We know of no pending or threatened proceeding or claim to which we are or will be a party.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the quarter ended February 28, 2026.

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

BAB, Inc.

Dated: April 13, 2026	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer