Form 10-Q
period 2026-05-31
BAB, INC.
filed 2026-07-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended May 31, 2026
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company. Yes ☐         No ☒

As of July 13, 2026 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Consolidated Balance Sheets

	May 31, 2026	November 30, 2025
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$2,215,397	$2,153,597
Restricted cash	341,057	156,625
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $49,350 in 2026 and $49,350 in 2025)	61,285	57,548
Marketing fund contributions receivable from franchisees and stores	24,934	19,930
Prepaid expenses and other current assets	50,351	112,475
Total Current Assets	2,693,024	2,500,175

Property, plant and equipment (net of accumulated depreciation of $160,414 in 2026 and $159,814 in 2025)	2,597	3,197
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $146,745 in 2025)	-	13,240
Operating lease right of use	278,613	308,768
Total Noncurrent Assets	2,236,426	2,280,421
Total Assets	$4,929,450	$4,780,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$3,825	$8,477
Income tax payable	41,478	-
Accrued expenses and other current liabilities	208,302	328,561
Unexpended marketing fund contributions	359,469	169,033
Deferred franchise fee revenue	46,730	24,937
Current portion operating lease liability	59,003	55,315
Total Current Liabilities	718,807	586,323

Long-term Liabilities (net of current portion)
Operating lease liability	252,895	274,900
Deferred franchise revenue	130,436	123,179
Deferred tax liability	274,716	331,742
Total Long-term Liabilities	658,047	729,821
Total Liabilities	$1,376,854	$1,316,144

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares issued or outstanding as of May 31, 2026 and November 30, 2025	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares issued or outstanding as of May 31, 2026 and November 30, 2025	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of May 31, 2026 and November 30, 2025	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,719,914)	(10,808,058)
Total Stockholders' Equity	3,552,596	3,464,452
Total Liabilities and Stockholders' Equity	$4,929,450	$4,780,596

SEE ACCOMPANYING NOTES

BAB, Inc.

Consolidated Statements of Income

For the Three Months and Six Months ended May 31, 2026 and May 31, 2025

(Unaudited)

	Three months ended		Six months ended
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
REVENUES
Royalty fees from franchised stores	$520,020	$511,879	$985,908	$969,073
Franchise Fees	7,117	3,583	15,200	12,166
Licensing fees and other income	69,111	65,975	120,872	140,353
Marketing fund revenue	207,441	227,049	405,372	444,095
Total Revenues	803,689	808,486	1,527,352	1,565,687

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	210,494	238,336	413,708	490,896
Occupancy	22,734	22,515	55,476	54,995
Advertising and promotion	966	758	2,001	1,841
Professional service fees	16,892	22,818	88,001	73,533
Travel	2,136	3,932	3,107	5,700
Employee benefit expenses	19,648	20,239	39,591	35,739
Depreciation and amortization	12,469	981	13,839	1,961
Marketing fund expenses	207,441	227,049	405,372	444,095
Other	63,482	71,100	106,084	108,990
Total Operating Expenses	556,262	607,728	1,127,179	1,217,750
Income from operations	247,427	200,758	400,173	347,937
Interest income	12,555	13,734	25,678	28,622
Income before provision for income taxes	259,982	214,492	425,851	376,559
Provision for income taxes
Current tax expense	113,913	79,598	176,826	145,134
Deferred tax	(40,813)	(19,398)	(57,026)	(39,134)
Total Tax Provision	73,100	60,200	119,800	106,000

Net Income	$186,882	$154,292	$306,051	$270,559

Net Income per share - Basic and Diluted	$0.03	$0.02	$0.04	$0.04

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.03	$0.04

SEE ACCOMPANYING NOTES

BAB, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Six Months ended May 31, 2026 and May 31, 2025

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2024	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,931,292)	$3,341,218

Dividends Declared (Note 1)	-	-	-	-	-	(290,541)	(290,541)
							-
Net Income (Note 2)	-	-	-	-	-	270,559	270,559

May 31, 2025	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,951,274)	$3,321,236

November 30, 2025	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,808,058)	$3,464,452

Dividends Declared (Note 1)	-	-	-	-	-	(217,907)	(217,907)

Net Income (Note 2)	-	-	-	-	-	306,051	306,051

May 31, 2026	8,466,953	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,719,914)	$3,552,596

BAB, Inc.

Consolidated Statements of Cash Flows

For the Six Months ended May 31, 2026 and May 31, 2025

(Unaudited)

	May 31, 2026	May 31, 2025
Operating activities
Net Income	$306,051	$270,559
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	13,840	1,961
Deferred tax expense	(57,026)	(39,134)
Provision for credit losses, net of recoveries	-	(974)
Noncash lease expense	43,420	43,419
Changes in:
Trade accounts receivable and notes receivable	(3,737)	6,434
Marketing fund contributions receivable	(5,004)	(2,876)
Prepaid expenses and other	62,124	33,169
Accounts payable	(4,652)	(228)
Accrued liabilities	(78,781)	(120,373)
Unexpended marketing fund contributions	190,436	127,037
Deferred revenue	29,050	(2,916)
Operating lease liability	(31,582)	(30,364)
Net Cash Provided by Operating Activities	464,139	285,714

Investing Activities
Proceeds from sale of asset	-	4,500
Capitalized trademark costs	-	(2,181)
Net Cash Provided by Investing Activities	-	2,319

Financing activities
Cash distributions/dividends	(217,907)	(290,541)
Net Cash Used In Financing Activities	(217,907)	(290,541)

Net Increase/(Decrease) in Cash and Restricted Cash	246,232	(2,508)
Cash and Restricted Cash - Beginning of Period	2,310,222	2,337,290
Cash and Restricted Cash - End of Period	$2,556,454	$2,334,782

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$112,200	$157,000

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Consolidated Financial Statements

For the Six and Three Months ended May 31, 2026 and 2025

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At May 31, 2026, the Company had 60 franchise units and 3 licensed units in operation in 18 states. There are 5 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at May 31, 2026.

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees converted to notes receivable. These notes are usually not collateralized. Notes receivable prior to 2026 are reserved in their entirety and have specific reserves recorded against them amounting to $49,350 as of May 31, 2026.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

Receivable balances by portfolio segment are as follows:

	May 31, 2026	November 30, 2025
Accounts Receivable (Franchisee Related)	$68,185	$54,796
Accounts Receivable (Vendor Related)	17,800	21,550
Notes Receivable	49,584	50,482
	135,569	126,828
Less: Allowance for Credit Losses	(49,350)	(49,350)
Total Receivables	86,219	77,478
Less: Current Portion	(86,219)	(77,478)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At May 31, 2026, the note receivable due for 2025 is a current franchisee, all other notes receivable were due from former franchisees and have original terms over one year.

Changes in the allowance for credit losses during the six months ended May 31, 2026 and May 31, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Total
Balance at November 30, 2025	$-	$-	$49,350	$49,350
Write-offs	-	-	-	-
Recoveries	-	-	-	-
Provision for Credit Losses	-	-	-	-
Balance at May 31, 2026	$-	$-	$49,350	$49,350

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Total
Balance at November 30, 2024	$-	$-	$51,103	$51,103
Write-offs	-	-	-	-
Recoveries	-	-	(974)	(974)
Provision for Credit Losses	-	-	-	-
Balance at May 31, 2025	$-	$-	$50,129	$50,129

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at May 31, 2026 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	Over 90 days past due	Total

Notes Receivable	$15,110	$831	$831	$31,995	$48,767
	$15,110	$831	$831	$31,995	$48,767

The fiscal year of origination of the Company's gross notes receivable by risk rating are as follows

	2026	2025	2024	2023	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-
Internal Grade II	234	-	-	-	-	234
Internal Grade III	-	20,590	-	-	-	20,590
Internal Grade IV	-	-	17,886	-	10,874	28,760
Notes and Lease Receivables, Net of Unamortized Interest	$234	$20,590	$17,886	$-	$10,874	$49,584

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

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended May 31, 2026 and 2025, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than it’s carrying value, a quantitative assessment is then performed.

Note 2 Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

Other current assets include a minority investment in AHQ Systems, Inc. The shares were issued to BAB, Inc. as compensation for consulting services and were recorded at a value of $2,250, based on fair market value at the time the services were performed. A total of 150,000 shares were issued, representing a 15% ownership interest. This is considered a related-party investment. Because the investment is immaterial, it has not been subsequently adjusted to fair market value.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of November 30, 2025 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the six months ended May 31, 2026 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

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

For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. The Company will adopt ASU 2025-05 for fiscal year ending November 30, 2027.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2026 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Segments

Accounting standards have established annual reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. The Company’s operations were a single reportable segment.

2. Summary of Significant Accounting Policies (Continued)

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of May 31, 2026 and 2025 were as follows:

	May 31, 2026	May 31, 2025

Cash and cash equivalents	$2,215,397	$2,048,454
Restricted cash	341,057	286,328
Total cash and restricted cash	$2,556,454	$2,334,782

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

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. During the three months and six months ended May 31, 2026, management reassessed its breakage estimate and recognized an additional $16,877 and $29,223 of income, respectively, based on the likelihood of the redemption of certain gift cards becoming remote.

Nontraditional and rebate revenue

As part of the Company’s franchise agreements, the franchisee purchases products and supplies from designated vendors.  The Company may receive various fees and rebates from the vendors and distributors on product purchases by franchisees.  In addition, the Company may collect various initial fees, and those fees are classified as deferred revenue in the balance sheet and straight lined over the life of the contract. The Company does not possess control of the products prior to their transfer to the franchisee and products are delivered to franchisees directly from the vendor or their distributors. The Company recognizes the rebates as franchisees purchase products and supplies from vendors or distributors and recognizes the initial fees over the contract life and the fees are reported as licensing fees and other income in the Condensed Consolidated Statements of Income.

Marketing Fund

Franchise agreements require the franchisee to pay continuing marketing fees on a weekly basis, based on a percentage of franchisee sales. Marketing fees are not paid on franchise wholesale sales. The marketing fees are used for internal and external marketing services and expenditures benefiting franchisees system-wide as well as specific franchisees and are considered as a separate and distinct performance obligation. Contributions to the marketing fund are deferred and recognized as revenue as the underlying marketing expenditures are incurred, matching revenue to the marketing services delivered. The Company acts as the principal as it is primarily responsible for the fulfillment and control of the marketing services. As a result, the Company records marketing fees in revenues and related marketing fund expenditures in expenses in the Condensed Consolidated Statement of Income. The balance sheet includes marketing fund cash, which is the restricted cash, accounts receivable and unexpended marketing fund contributions.

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers:

	For three months ended May 31, 2026	For three months ended May 31, 2025	For six months ended May 31, 2026	For six months ended May 31, 2025

Revenue recognized at a point in time
Sign Shop revenue	$192	$8,033	$433	$8,033
Settlement revenue	-	7,625	700	12,500
Total revenue at a point in time	192	15,658	1,133	20,533
Revenue recognized over time
Royalty revenue	520,020	511,879	985,908	969,073
Franchise fees	7,117	3,583	15,200	12,166
License fees	3,378	5,978	6,756	11,956
Gift card revenue	17,577	639	30,739	14,197
Nontraditional revenue	47,964	43,700	82,244	93,667
Marketing fund revenue	207,441	227,049	405,372	444,095
Total revenue over time	803,497	792,828	1,526,219	1,545,154
Grand total	$803,689	$808,486	$1,527,352	$1,565,687

Contract Balances

The balance of contract liabilities includes franchise fees, license fees and vendor payments that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	As of May 31, 2026	As of November 30, 2025
Liabilities
Contract liabilities - current	$552,370	$362,836
Contract liabilities - long-term	130,436	123,179
Total Contract Liabilities	$682,806	$486,015

	For the Six Months Ended May 31,2026	For the Year Ended November 30, 2025
Contracts at beginning of period	$486,015	$550,473

Revenue Recognized during period	(452,061)	(1,608,334)
Additions during period	648,852	1,543,876
Contracts at end of period	$682,806	$486,015

3. Revenue Recognition (continued)

Contract Balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreement) for the year ended November 30:

2026	$29,375	*
2027	27,150
2028	19,367
2029	18,078
2030	17,062
Thereafter	66,134
Total	$177,166

*represents the estimate for the remainder of 2026

4. Units Open and Under Development

Units which are open or under development are as follows:

	May 31, 2026	May 31, 2025
Stores open:
Franchisee-owned stores	60	61
Licensed Units	3	4
	63	65

Unopened stores with Franchise Agreements	5	4

Total operating units and units with Franchise Agreements	68	69

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the six months ended:
	May 31, 2026	May 31, 2025	May 31, 2026	May 31, 2025
Numerator:
Net income available to common shareholders	$186,882	$154,292	$306,051	$270,559

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.03	$0.02	$0.04	$0.04

6. Goodwill and Other Intangible Assets

Management reviewed and updated the qualitative assessment conducted during the second quarter 2026 and does not believe that any impairment exists.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total

Net Balance as of November 30, 2024	$1,493,771	$461,445	$13,272	$1,968,488
Additions	-	-	4,049	4,049
Amortization expense	-	-	(4,081)	(4,081)
Net Balance as of November 30, 2025	$1,493,771	$461,445	$13,240	$1,968,456
Additions	-	-	-	-
Amortization expense	-	-	(13,240)	(13,240)
Net Balance as of May 31, 2026	$1,493,771	$461,445	$-	$1,955,216

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

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At May 31, 2026 the weighted average remaining lease term was 46 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of May 31, 2026 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2026	$49,254
2027	84,024
2028	96,163
2029	99,898
2030	36,827
Total Undiscounted Rent Payments	$366,166

Present Value Discount	(54,268)
Present Value	$311,898

Short-term lease liability	$59,003
Long-term lease liability	252,895
Total Operating Lease Liability	$311,898

* The obligation as presented, represents payments due between May 31, 2026 and the fiscal year end of November 30, 2026, which represents a partial year.

8. Income Taxes

For the three months ended May 31, 2026, the Company recorded current tax expense of $113,913 and a deferred tax benefit of $40,813, for a total tax provision of $73,100, with an effective tax rate of 28.1%. For the six months ended May 31, 2026, the Company recorded current tax expense of $176,826 and a deferred tax benefit of $57,026, for a total tax provision of $119,800, with an effective tax rate of 28.1%.

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

9. Stockholder’s Equity

On March 10, 2026, the Board declared a $0.01 cash distribution/dividend per share, to stockholders of record on March 30, 2026, paid on April 20, 2026. On December 9, 2025 the Board declared a $0.02 cash distribution/dividend per share, of $0.01 quarterly and $0.01 special, to stockholders of record as of December 30, 2025 paid January 21, 2026.

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

10. Subsequent Event

On June 5, 2026 the Board of Directors (“Board”) declared a $0.01 cash distribution/dividend per share, to stockholders of record as of June 23, 2026 payable July 14, 2026.

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

General

There are 60 franchised and 3 licensed units at May 31, 2026 compared to 61 franchised and 4 licensed units at May 31, 2025. System-wide revenues, meaning revenues for the entire franchise system, for the six months ended May 31, 2026 were $20.3 million and May 31, 2025 was $20.0 million.

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

As of May 31, 2026, the Company employed 10 full-time employees and one part-time employee at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended May 31, 2026 versus Three Months Ended May 31, 2025

For the three months ended May 31, 2026 and May 31, 2025, the Company reported net income of $187,000 and $154,000, respectively. Total revenue of $804,000 decreased $4,000, or 0.0%, for the three months ended May 31, 2026, as compared to total revenue of $808,000 for the three months ended May 31, 2025.

Royalty fee revenue of $520,000, for the quarter ended May 31, 2026, increased $8,000, or 1.6%, from the $512,000 for quarter ended May 31, 2026.

Franchise fee revenue was $7,000, for the quarter ended May 31, 2026, increased $3,000, or 75.0%, from $4,000 for May 31, 2025. In the second quarter 2026 and 2025 there was no transfers and then both years had normal annual amortization. In the second quarter 2026, there was one store opening.

Licensing fee and other income increased to $69,000 for the three months ended May 31, 2026, from $66,000 for the three months ended May 31, 2025, an increase of $3,000, or 4.5%. The increase was driven by an increase in gift card breakage revenue of $18,000, offset by a decrease in sign shop revenue of $8,000 and settlement revenue of $8,000.

Marketing fund revenues were $207,000 for the three months ended May 31, 2026, compared to $227,000 for the three months ended May 31, 2025, a decrease of $20,000, or 8.8%. The decrease in marketing fund revenues was offset by a corresponding $20,000 decrease in marketing fund expenses.

Total operating expenses of $556,000 for the quarter ended May 31, 2026 decreased $52,000, or 8.6%, from $608,000 for the quarter ended May 31, 2025. The decrease in 2026 operating expenses was primarily related to a decrease in payroll expenses of $28,000, decrease in marketing fund expenses of $20,000, and a decrease in professional service fees of $6,000, partially offset by an $11,000 increase in depreciation and amortization, and an decrease in other expenses of $8,000 compared to the same period in 2025.

Interest income was $13,000 for the quarter ended May 31, 2026, decreasing $1,000, or 7.1%, from $14,000 for the three months ended May 31, 2025.

For the three months ended May 31, 2026 and 2025, the provision for income tax was $73,000 and $60,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares, was $0.03 and $0.02 for the quarters ended May 31, 2026 and 2025, respectively.

Six Months Ended May 31, 2026 versus Six Months Ended May 31, 2025

For the six months ended May 31, 2026 and May 31, 2025, the Company reported net income of $306,000 and $271,000, respectively. Total revenue of $1,527,000 decreased $39,000, or 2.5%, for the six months ended May 31, 2026, as compared to total revenue of $1,566,000 for the six months ended May 31, 2025. Our total revenue for the six months ended May 31, 2025 decreased compared to the prior period primarily due to a decrease in marketing fund expenses, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the decline has no impact on net income.

Royalty fee revenue of $986,000, for the six months ended May 31, 2026, increased $17,000, or 1.8%, from the $969,000 for the six months ended May 31, 2025.

Franchise fee revenue was $15,000, for the six months ended May 31, 2026, increasing $3,000, or 17%, from $12,000 for May 31, 2025. In the six months of 2026 there was one store opening compared to one transfer in the same period in 2025 with both years having normal monthly amortization. Licensing fee and other income of $121,000, for the six months ended May 31, 2026, decreased $19,000 or 13.6% from $140,000 for same period 2025. Nontraditional revenue decreased $12,000, sign shop revenue decreased $8,000, license fee revenue decreased $5,000, and settlement revenue decreased $12,000, offset by an $17,000 increase in gift card revenue in the six months ended May 31, 2026 compared to May 31, 2025. Marketing Fund revenues of $405,000, for the six months ended May 31, 2026, decreased $39,000, or 8.8% from $444,000 for the six months ended May 31, 2025.

Management continues to review expenses and control costs in a time of rising costs. Total operating expenses of $1,127,000, for the six months ended May 31, 2026, decreased $91,000, or 7.5% from $1,218,000 the six months ended May 31, 2025. Marketing expenses accounted for $39,000 of the decrease for the six months of 2026 compared to same period 2025. There were decreases in expenses for May 31, 2026 compared to May 31, 2025 in payroll expenses of $77,000 due to the retirement of an employee, offset by increases in professional services of $14,000, in employee benefits of $4,000, and an increase in depreciation and amortization of $12,000.

Interest income was $26,000 for the six months ended May 31, 2026, decreasing $3,000, or 10.3% from $29,000 for the six months ended May 31, 2025 primarily because of reduced short-term interest rates in the six months of 2026 compared to the same period 2025.

Earnings per share, as reported for basic and diluted outstanding shares, were $0.04 for both the six ended May 31, 2026 and 2025.

Liquidity and Capital Resources

At May 31, 2026, the Company had working capital of $1,974,000 and unrestricted cash of $2,215,000. At May 31, 2025, the Company had working capital of $1,733,000, and unrestricted cash of $2,048,000.

During the six months ended May 31, 2026, the Company had net income of $306,000 and operating activities provided cash of $464,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the six months ending May 31, 2026 was depreciation and amortization of $14,000, and noncash lease expense of $43,000, and a deferred tax reduction of $57,000. In addition, changes in operating assets and liabilities increased cash by $158,000.

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

During fiscal 2026, no funds were provided or used in investing activities. During fiscal 2025, net cash provided by investing activities was $2,000.

Cash distributions/dividends used $218,000 and $291,000 in financing activities for the six months ending May 31, 2026 and 2025, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. The Company will continue to analyze its ability to pay cash distributions/dividends on a quarterly basis. For 2026, a $0.02 cash distribution/dividend was declared for the first quarter, a $0.01 cash distribution/dividend was declared for the second quarter, and a $0.01 cash distribution/dividend was declared for the third quarter.

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

For all entities, the ASU provides a practical expedient to assume that current conditions as of the balance sheet date will persist through the reasonable and supportable forecast period for eligible assets. Entities will still be required to adjust historical data used in the estimation to reflect current conditions. The new guidance will be effective for interim and annual periods beginning after December 15, 2025 and is to be adopted on a prospective basis. The Company will adopt ASU 2025-05 for fiscal year ending November 30, 2027.

Management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of May 31, 2026 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of May 31, 2026 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the six months ending May 31, 2026 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the six months ended May 31, 2026.

ITEM 6.	EXHIBITS

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

BAB, Inc.

Dated: July 13, 2026	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer