Form 10-Q
period 2026-08-31
BAB, INC.
filed 2026-10-13
CIK 1123596

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended August 31, 2026
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to _________________ Commission file number: 0-31555

BAB, Inc.

(Name of small business issuer in its charter)

Delaware	36-4389547
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of October 13, 2026 BAB, Inc. had: 7,263,508 shares of Common Stock outstanding.

PART I

ITEM 1.	FINANCIAL STATEMENTS

BAB, Inc.

Condensed Consolidated Balance Sheets

August 31, 2026 (Unaudited) and November 30, 2025

	August 31, 2026
	(unaudited)	November 30, 2025
ASSETS
Current Assets
Cash	$2,404,676	$2,153,597
Restricted cash	346,329	156,625
Receivables
Trade accounts and notes receivable (net of allowance for credit losses of $49,350 in 2026 and $49,350 in 2025)	66,381	57,548
Marketing fund contributions receivable from franchisees and stores	26,764	19,930
Prepaid expenses and other current assets	89,028	112,475
Total Current Assets	2,933,178	2,500,175

Property, plant and equipment (net of accumulated depreciation of $160,713 in 2026 and $159,814 in 2025)	2,298	3,197
Trademarks	461,445	461,445
Goodwill	1,493,771	1,493,771
Definite lived intangible assets (net of accumulated amortization of $146,745 in 2025)	-	13,240
Operating lease right of use	263,228	308,768
Total Noncurrent Assets	2,220,742	2,280,421
Total Assets	$5,153,920	$4,780,596

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$19,168	$8,477
Income tax payable	128,854	-
Accrued expenses and other current liabilities	184,150	328,561
Unexpended marketing fund contributions	362,295	169,033
Deferred franchise fee revenue	27,605	24,937
Current portion operating lease liability	61,245	55,315
Total Current Liabilities	783,317	586,323

Long-term Liabilities (net of current portion)
Operating lease liability	232,350	274,900
Deferred franchise revenue	156,199	123,179
Deferred tax liability	274,716	331,742
Total Long-term Liabilities	663,265	729,821
Total Liabilities	$1,446,582	$1,316,144

Stockholders' Equity
Preferred shares -$.001 par value; 4,000,000 authorized; no shares issued or outstanding as of August 31, 2026 and November 30, 2025	-	-
Preferred shares -$.001 par value; 1,000,000 Series A authorized; no shares issued or outstanding as of August 31, 2026 and November 30, 2025	-	-
Common stock -$.001 par value; 15,000,000 shares authorized; 8,466,953 shares issued and 7,263,508 shares outstanding as of August 31, 2026 and November 30, 2025	13,508,257	13,508,257
Additional paid-in capital	987,034	987,034
Treasury stock	(222,781)	(222,781)
Accumulated deficit	(10,565,172)	(10,808,058)
Total Stockholders' Equity	3,707,338	3,464,452
Total Liabilities and Stockholders' Equity	$5,153,920	$4,780,596

SEE ACCOMPANYING NOTES

BAB, Inc.

Condensed Consolidated Statements of Income

For the Three Months and Nine Months ended August 31, 2026 and 2025

(Unaudited)

	Three months ended		Nine months ended
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
REVENUES
Royalty fees from franchised stores	$530,868	$511,736	$1,516,777	$1,480,809
Franchise Fees	2,987	3,082	18,187	15,248
Licensing fees and other income	72,134	66,785	193,006	207,138
Marketing fund revenue	301,878	186,930	707,250	631,025
Total Revenues	907,867	768,533	2,435,220	2,334,220

OPERATING EXPENSES
Selling, general and administrative expenses:
Payroll and payroll-related expenses	182,989	245,301	596,698	736,197
Occupancy	26,193	28,580	81,669	83,575
Advertising and promotion	1,105	964	3,107	2,805
Professional service fees	32,071	20,247	120,073	93,780
Travel	4,021	6,047	7,129	11,747
Employee benefit expenses	17,244	21,562	56,835	57,301
Depreciation and amortization	300	1,081	14,139	3,042
Marketing fund expenses	301,878	186,930	707,250	631,025
Other	40,782	38,989	146,863	147,979
Total Operating Expenses	606,583	549,701	1,733,763	1,767,451
Income from operations	301,284	218,832	701,457	566,769
Interest income	13,089	14,597	38,767	43,219
Income before provision for income taxes	314,373	233,429	740,224	609,988
Provision for income taxes
Current tax expense	86,996	89,879	263,822	235,013
Deferred tax	-	(24,079)	(57,026)	(63,213)
Total Tax Provision	86,996	65,800	206,796	171,800

Net Income	$227,377	$167,629	$533,428	$438,188

Net Income per share - Basic and Diluted	$0.03	$0.02	$0.07	$0.06

Weighted average shares outstanding - Basic and diluted	7,263,508	7,263,508	7,263,508	7,263,508
Cash distributions declared per share	$0.01	$0.01	$0.04	$0.05

SEE ACCOMPANYING NOTES

BAB, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the Nine Months ended August 31, 2026 and August 31, 2025

(Unaudited)

			Additional
	Common Stock		Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total

November 30, 2024	7,263,508	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,931,292)	$3,341,218

Dividends Declared (Note 1)	-	-	-	-	-	(363,176)	(363,176)
							-
Net Income (Note 2)	-	-	-	-	-	438,188	438,188

August 31, 2025	7,263,508	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,856,280)	$3,416,230

November 30, 2025	7,263,508	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,808,058)	$3,464,452

Dividends Declared (Note 1)	-	-	-	-	-	(290,542)	(290,542)

Net Income (Note 2)	-	-	-	-	-	533,428	533,428

August 31, 2026	7,263,508	$13,508,257	$987,034	1,203,445	$(222,781)	$(10,565,172)	$3,707,338

SEE ACCOMPANYING NOTES

BAB, Inc.

Condensed Consolidated Statements of Cash Flows

For the Nine Months ended August 31, 2026 and August 31, 2025

(Unaudited)

	August 31, 2026	August 31, 2025
Operating activities
Net Income	$533,428	$438,188
Adjustments to reconcile net income to cash flows provided by operating activities:
Depreciation and amortization	14,139	3,042
Deferred tax expense	(57,026)	(63,213)
Provision for credit losses, net of recoveries	-	(974)
Noncash lease expense	65,130	65,129
Changes in:
Trade accounts receivable and notes receivable	(8,833)	(9,474)
Marketing fund contributions receivable	(6,834)	(5,403)
Prepaid expenses and other	23,447	(9,393)
Accounts payable	10,691	461
Accrued liabilities	(15,557)	(142,917)
Unexpended marketing fund contributions	193,262	239,139
Deferred revenue	35,688	(4,873)
Operating lease liability	(56,210)	(54,051)
Net Cash Provided by Operating Activities	731,325	455,661

Investing Activities
Proceeds from sale of asset	-	4,500
Equipment purchase	-	(3,597)
Capitalized trademark costs	-	(3,918)
Net Cash Provided by/(Used in) Investing Activities	-	(3,015)

Financing activities
Cash distributions/dividends	(290,542)	(363,176)
Net Cash Used In Financing Activities	(290,542)	(363,176)

Net Increase in Cash and Restricted Cash	440,783	89,470
Cash and Restricted Cash - Beginning of Period	2,310,222	2,337,290
Cash and Restricted Cash - End of Period	$2,751,005	$2,426,760

Supplemental disclosure of cash flow information:
Interest paid	$-	$-
Income taxes paid	$113,032	$248,000

SEE ACCOMPANYING NOTES

BAB, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

For the Three and Nine Months ended August 31, 2026 and 2025

(Unaudited)

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

The Company was incorporated under the laws of the State of Delaware on July 12, 2000. The Company currently franchises and licenses bagel and muffin retail units under the BAB, MFM and SD trade names. At August 31, 2026, the Company had 59 franchise units and 3 licensed units in operation in 18 states. There are 6 units under development. The Company additionally derives income from the sale of its trademark bagels, muffins and coffee through nontraditional channels of distribution including under licensing agreements.

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

Use of Estimates

The preparation of the financial statements and accompanying notes in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, demand deposits and treasury notes with banks and equity firms with original maturities of less than 90 days. The balance of bank accounts may, at times, exceed federally insured credit limits. The Company has not experienced any loss in such accounts and believes it is not subject to any significant credit risk related to cash at August 31, 2026.

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

Notes Receivable: Notes receivable balances primarily relate to the conversion of (1) certain past due franchisee accounts receivable or (2) early franchise termination fees converted to notes receivable. These notes are usually not collateralized. Notes receivable prior to 2026 are reserved in their entirety and have specific reserves recorded against them amounting to $49,350 as of August 31, 2026.

Accounts Receivables (Vendor Related): Receivables due from vendors and distributors consist of royalty receivables related to the sale of certain food products to franchisees through the Company’s network of suppliers and distributors and are included as part of Accounts Receivable.

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

Receivable balances by portfolio segment are as follows:

	August 31, 2026	November 30, 2025
Accounts Receivable (Franchisee Related)	$73,245	$54,796
Accounts Receivable (Vendor Related)	19,900	21,550
Notes Receivable	49,350	50,482
	142,495	126,828
Less: Allowance for Credit Losses	(49,350)	(49,350)
Total Receivables	93,145	77,478
Less: Current Portion	(93,145)	(77,478)
Long-Term Receivables	$-	$-

The Company's internal credit quality indicators for all portfolio segments primarily consider delinquency. The Company does not currently have any uncollateralized lease receivables. Past due lease receivables would be assigned an internal risk rating of Grade II-IV, depending on significance of delinquency. For uncollateralized notes receivable, the Company also considers the status of the franchisee note holder and the term of the note. Notes receivable from current franchisees are considered to have an elevated risk of credit loss based on their common origination from past due franchise accounts receivable but have some indication of collectability given ongoing operations (Internal Grade II). Notes receivable due from payers who no longer have an operating franchise are considered to have a high likelihood of credit loss (Internal Grade III). That likelihood increases if the note is outstanding for longer than one year (Internal Grade IV). At August 31, 2026, all notes receivable were due from former franchisees and have original terms over one year.

Changes in the allowance for credit losses during the nine months ended August 31, 2026 and August 31, 2025 were as follows:

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Total
Balance at November 30, 2025	$-	$-	$49,350	$49,350
Write-offs	-	-	-	-
Recoveries	-	-	-	-
Provision for Credit Losses	-	-	-	-
Balance at August 31, 2026	$-	$-	$49,350	$49,350

	Accounts Receivable (Franchise Related)	Accounts Receivable (Vendor Related)	Notes Receivable	Total
Balance at November 30, 2024	$-	$-	$51,103	$51,103
Write-offs	-	-	-	-
Recoveries	-	-	(974)	(974)
Provision for Credit Losses	-	-	-	-
Balance at August 31, 2025	$-	$-	$50,129	$50,129

2. Summary of Significant Accounting Policies (Continued)

Accounts Receivable and Notes Receivable (Continued)

The Company considers a receivable past due 31 days after the payment due date. The delinquency status of receivables (other than accounts receivable) at August 31, 2026 was as follows:

	Current	0-30 days Past Due	30-60 days Past Due	60-90 days past due	Over 90 days past due	Total

Notes Receivable	$14,876	$831	$831	$817	$31,995	$49,350
	$14,876	$831	$831	$817	$31,995	$49,350

The fiscal year of origination of the Company's gross notes receivable by risk rating are as follows

	2026	2025	2024	2023	Prior	Total
Risk rating
Internal Grade I	$-	$-	$-	$-	$-	$-
Internal Grade II	-	-	-	-	-	-
Internal Grade III	-	-	20,590	-	-	20,590
Internal Grade IV	-	-	-	17,886	10,874	28,760
Notes and Lease Receivables,
Net of Unamortized Interest	$-	$-	$20,590	$17,886	$10,874	$49,350

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

Goodwill and Other Intangible Assets

Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other, requires that goodwill and intangible assets with indefinite lives not be amortized, but instead be tested for impairment at least annually. The Company follows this guidance.

Following the guidelines contained in ASC 350, the Company tests goodwill and intangible assets that are not subject to amortization for impairment annually or more frequently if events or circumstances indicate that impairment is possible. The Company has elected to conduct its annual test during the first quarter. During the quarters ended August 31, 2026 and 2025, management qualitatively assessed goodwill to determine whether testing was necessary. Factors that management considers in this assessment include macroeconomic conditions, industry and market considerations, overall financial performance (both current and projected), changes in management and strategy, and changes in the composition and carrying amounts of net assets. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying value, a quantitative assessment is then performed.

2. Summary of Significant Accounting Policies (Continued)

Prepaid Expenses and Other Current Assets

Other current assets include a minority investment in AHQ Systems, Inc. The shares were issued to BAB, Inc. as compensation for consulting services and were recorded at a value of $2,250, based on fair market value at the time the services were performed. A total of 150,000 shares were issued, representing a 15% ownership interest. This is considered a related-party investment. The investment is immaterial.

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

The Company files a consolidated U.S. income tax return and tax returns in various state jurisdictions. Review of the Company’s possible tax uncertainties as of August 31, 2026 did not result in any positions requiring disclosure. Should the Company need to record interest and/or penalties related to uncertain tax positions or other tax authority assessments, it would classify such expenses as part of the income tax provision. The Company has not changed any of its tax policies or adopted any new tax positions during the nine months ended August 31, 2026 and believes it has filed appropriate tax returns in all jurisdictions for which it has nexus.

The Company’s income tax returns, which are filed as a consolidated return, for the years ending November 30, 2023, 2024 and 2025 are subject to examination by the IRS and corresponding states, generally for three years after they are filed.

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

Note 2 Summary of Significant Accounting Policies (Continued)

Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The ASU also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes and by individual jurisdictions that meet a quantitative threshold, as well as income or loss before income taxes and income tax expense or benefit disaggregated between domestic and foreign. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024, and are to be applied on a prospective basis, with retrospective application permitted. Early adoption is permitted for annual financial statements that have not yet been issued. ASU 2023-09 affects income tax disclosures only and does not change the recognition or measurement of income taxes. The Company will adopt ASU 2023-09 for fiscal year ending November 30, 2026, and the expanded disclosures will first be presented in the Company’s Annual Report on Form 10-K for that year.

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

Other than ASU 2024-03, which the Company is currently evaluating, management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2026 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Segments

The Company operates as a single operating and reportable segment consisting of its franchising and licensing operations. In accordance with ASC 280, Segment Reporting, as amended by ASU 2023-07, Improvements to Reportable Segment Disclosures, the Company’s chief operating decision maker assesses performance and allocates resources based on consolidated net income as reported in the Condensed Consolidated Statements of Income. The significant segment expenses and other segment items regularly provided to the chief operating decision maker are the expense captions presented in the Condensed Consolidated Statements of Income.

2. Summary of Significant Accounting Policies (Continued)

Statement of Cash Flows

The chart below shows the cash and restricted cash within the consolidated statements of cash flows as of August 31, 2026 and 2025 were as follows:

	August 31, 2026	August 31, 2025

Cash and cash equivalents	$2,404,676	$2,031,735
Restricted cash	346,329	395,025
Total cash and restricted cash	$2,751,005	$2,426,760

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

3. Revenue Recognition (Continued)

Gift Card Breakage Revenue

The Company sells gift cards to its customers through franchised retail stores and through its Corporate office. The Company’s gift cards do not have an expiration date and are not redeemable for cash except where required by law. An obligation is recorded at the time of sale of the gift card and is included in accrued expenses on the Company’s Condensed Consolidated Balance Sheets. Until redemption, outstanding customer balances are recorded as a liability. When a gift card is redeemed for product at a franchised store, the sale is reported within that franchisee’s store revenue, and the related royalty and marketing fees paid to the Company are reported in the Condensed Consolidated Statements of Income.

The liability is reduced when the gift cards are redeemed by a franchise. Although there are no expiration dates for our gift cards, based on our analysis of historical gift card redemption patterns, we can reasonably estimate the amount of gift cards for which redemption is remote, which is referred to as “breakage.” The Company recognizes gift card breakage proportional to actual gift card redemptions on a quarterly basis and the corresponding revenue is included in licensing fees and other revenue. Significant judgments and estimates are required in determining the breakage rate and will be reassessed each quarter. During the three months and nine months ended August 31, 2026, management reassessed its breakage estimate and recognized an additional $16,702 and $45,925 of income, respectively, based on the likelihood of the redemption of certain gift cards becoming remote.

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

Marketing Fund

Franchise agreements require the franchisee to pay continuing marketing fees on a weekly basis, based on a percentage of franchisee sales. Marketing fees are not paid on franchise wholesale sales. The marketing fees are used for internal and external marketing services and expenditures benefiting franchisees system-wide as well as specific franchisees and are considered a separate and distinct performance obligation. Contributions to the marketing fund are deferred and recognized as revenue as the underlying marketing expenditures are incurred, matching revenue to the marketing services delivered. The Company acts as the principal as it is primarily responsible for the fulfillment and control of the marketing services. As a result, the Company records marketing fees in revenues and related marketing fund expenditures in expenses in the Condensed Consolidated Statements of Income. The Condensed Consolidated Balance Sheets include marketing fund cash (reported as restricted cash), marketing fund accounts receivable and unexpended marketing fund contributions.

3. Revenue Recognition (continued)

Disaggregation of Revenue

The following table presents disaggregation of revenue from contracts with customers:

	For three months ended August 31, 2026	For three months ended August 31, 2025	For nine months ended August 31, 2026	For nine months ended August 31, 2025

Revenue recognized at a point in time
Sign Shop revenue	$202	$-	$634	$8,033
Settlement revenue	140	5,484	840	17,984
Total revenue at a point in time	342	5,484	1,474	26,017
Revenue recognized over time
Royalty revenue	530,868	511,736	1,516,777	1,480,809
Franchise fees	2,987	3,082	18,187	15,248
License fees	3,378	3,578	10,134	15,534
Gift card revenue	17,734	18,058	48,473	32,255
Nontraditional revenue	50,680	39,665	132,925	133,332
Marketing fund revenue	301,878	186,930	707,250	631,025
Total revenue over time	907,525	763,049	2,433,746	2,308,203
Grand total	$907,867	$768,533	$2,435,220	$2,334,220

Contract Balances

The balance of contract liabilities includes franchise fees and license fees that have ongoing contract rights and the fees are being straight lined over the contract life. Contract liabilities also include marketing fund balances and gift card liability balances.

	As of August 31, 2026	As of November 30, 2025
Contract liabilities - current
Unexpended marketing fund contributions	$362,295	$169,033
Deferred franchise fee revenue - current	27,605	24,937
Gift card liability (included in accrued expenses and other current liabilities)	129,923	168,866
Total contract liabilities - current	$519,823	$362,836
Contract liabilities - long-term
Deferred franchise fee revenue - long-term	156,199	123,179
Total Contract Liabilities	$676,022	$486,015

	For the Nine Months Ended August 31,2026	For the Year Ended November 30, 2025
Contracts at beginning of period	$486,015	$550,473

Revenue Recognized during period	(783,887)	(1,608,334)
Additions during period	973,894	1,543,876
Contracts at end of period	$676,022	$486,015

3. Revenue Recognition (continued)

Contract Balances (continued)

Transaction price allocated to remaining performance obligations (franchise agreements and license fee agreements) is expected to be recognized in the fiscal years ending November 30 as follows:

2026	$2,986	*
2027	42,938
2028	20,034
2029	19,078
2030	18,062
Thereafter	80,706
Total	$183,804

*represents the estimate for the remainder of 2026

4. Units Open and Under Development

Units which are open or under development are as follows:

	August 31, 2026	August 31, 2025
Stores open:
Franchisee-owned stores	59	61
Licensed Units	3	4
	62	65

Unopened stores with Franchise Agreements	6	4

Total operating units and units with Franchise Agreements	68	69

5. Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share:

	For the three months ended:		For the nine months ended:
	August 31, 2026	August 31, 2025	August 31, 2026	August 31, 2025
Numerator:
Net income available to common shareholders	$227,377	$167,629	$533,428	$438,188

Denominator:
Weighted average outstanding shares
Basic and diluted common stock	7,263,508	7,263,508	7,263,508	7,263,508
Earnings per Share - Basic	$0.03	$0.02	$0.07	$0.06

6. Goodwill and Other Intangible Assets

Management reviewed and updated the qualitative assessment conducted during the first quarter of 2026 and does not believe that any impairment exists as of August 31, 2026. No impairment was identified for the nine months ending August 31, 2025.

The net book value of goodwill and intangible assets with indefinite and definite lives are as follows:

	Goodwill	Trademarks	Definite Lived Intangibles	Total
Net Balance as of November 30, 2024	$1,493,771	$461,445	$13,272	$1,968,488
Additions	-	-	4,049	4,049
Amortization expense	-	-	(4,081)	(4,081)
Net Balance as of November 30, 2025	$1,493,771	$461,445	$13,240	$1,968,456
Additions	-	-	-	-
Amortization expense	-	-	(13,240)	(13,240)
Net Balance as of August 31, 2026	$1,493,771	$461,445	$-	$1,955,216

7. Lease Commitments

The Company rents its office under an operating lease which requires it to pay base rent, real estate taxes, insurance and general repairs and maintenance.  The lease was originally signed in June of 2018, effective October 1, 2018, expiring on March 31, 2024.  On February 15, 2024, a lease amendment was signed, effective April 1, 2024 for a 6-year period, expiring March 31, 2030, with an option to renew for a 5-year period.  The amendment continues to require the Company to pay base rent, real estate taxes, insurance and general repairs and maintenance.  The amendment includes a ten-month rent abatement over the lease term, specifically defined in the agreement, and tenant allowance in the amount of $158,940. The tenant allowance is to be applied evenly to the 62 months that were not abated. The renewal option has not been included in the measurement of the lease liability.

Monthly rent expense is recognized on a straight-line basis over the term of the lease. At August 31, 2026 the weighted average remaining lease term was 43 months. The lease amendment is reflected in the balance of the Lease Liability on the balance sheet at the present value of the lease payments using an 8.50% discount rate. The discount rate was considered to be an estimate of the Company’s incremental borrowing rate.

Gross future minimum annual rental commitments as of August 31, 2026 are as follows:

Undiscounted Rent Payments
Year Ending November 30:
2026	$24,627
2027	84,024
2028	96,163
2029	99,898
2030	36,827
Total Undiscounted Rent Payments	$341,539

Present Value Discount	(47,944)
Present Value	$293,595

Short-term lease liability	$61,245
Long-term lease liability	232,350
Total Operating Lease Liability	$293,595

* The obligation as presented represents payments due from September 1, 2026 through fiscal year ending November 30, 2026, which represents a partial year.

8. Income Taxes

For the three months ended August 31, 2026, the Company recorded current tax expense of $86,996 and no deferred tax adjustment, for a total tax provision of $86,996, with an effective tax rate of 27.7%. For the nine months ended August 31, 2026, the Company recorded current tax expense of $263,822 and a deferred tax benefit of $57,026, for a total tax provision of $206,796, with an effective tax rate of 27.9%.

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

9. Stockholder’s Equity

On June 4, 2026, the Board declared a $0.01 cash distribution/dividend per share, to stockholders of record on June 23, 2026, paid on July 14, 2026. On March 10, 2026, the Board declared a $0.01 cash distribution/dividend per share, to stockholders of record on March 30, 2026, paid on April 20, 2026. On December 9, 2025 the Board declared a $0.02 cash distribution/dividend per share, of $0.01 quarterly and $0.01 special, to stockholders of record as of December 30, 2025 paid January 21, 2026.

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

On November 19, 2025 an amendment was filed to the Preferred Shares Rights Agreement changing the final expiration date to mean the sixteenth anniversary of the date of the original agreement. All other original rights and provisions remain the same.

10. Subsequent Event

On September 10, 2026 the Board of Directors (“Board”) declared a $0.01 cash distribution/dividend per share, to stockholders of record as of September 29, 2026 payable October 20, 2026.

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

General

There are 59 franchised and 3 licensed units at August 31, 2026 compared to 60 franchised and 4 licensed units at August 31, 2025. System-wide revenues, meaning revenues for the entire franchise system, for the nine months ended August 31, 2026 were $31.3 million and August 31, 2025 were $30.5 million.

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

As of August 31, 2026, the Company employed 7 full-time employees and 2 part-time employees at the Corporate office. The employees are responsible for corporate management and oversight, accounting, advertising and franchising.  None of the Company's employees are subject to any collective bargaining agreements and management considers its relations with its employees to be good.

Results of Operations

Three Months Ended August 31, 2026 versus Three Months Ended August 31, 2025

For the three months ended August 31, 2026 and August 31, 2025, the Company reported net income of $227,000 and $168,000, respectively. Total revenue of $908,000 increased $139,000, or 18.1%, for the three months ended August 31, 2026, as compared to total revenue of $769,000 for the three months ended August 31, 2025. Our total revenue for the three months ended August 31, 2026 increased compared to the prior period primarily due to an increase in marketing fund expenses, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the increase has no impact on net income.

Royalty fee revenue of $531,000, for the quarter ended August 31, 2026, increased $19,000, or 3.7%, from the $512,000 for quarter ended August 31, 2025.

Franchise fee revenue was $3,000 for the quarter ended August 31, 2026, unchanged from $3,000 for the quarter ended August 31, 2025. In the third quarter of 2026 and 2025 there were no transfers or store openings, and both years had normal amortization.

Licensing fee and other income increased to $72,000 for the three months ended August 31, 2026, from $67,000 for the three months ended August 31, 2025, an increase of $5,000, or 7.5%. The increase was driven by an increase in nontraditional revenue of $11,000, offset by a decrease in settlement revenue of $5,000.

Marketing fund revenues were $302,000 for the three months ended August 31, 2026, compared to $187,000 for the three months ended August 31, 2025, an increase of $115,000, or 61.5%. The increase in marketing fund revenues was offset by a corresponding $115,000 increase in marketing fund expenses.

Total operating expenses of $607,000 for the quarter ended August 31, 2026 increased $57,000, or 10.4%, from $550,000 for the quarter ended August 31, 2025. The increase in 2026 operating expenses was primarily related to an increase in marketing fund expenses of $115,000 and an increase in professional service fees of $12,000, partially offset by a decrease in payroll expenses of $62,000 due to the retirement of an employee and reduced hours of another employee, a decrease in employee benefits of $4,000, and decreases in occupancy and travel expenses of $2,000 each compared to the same period in 2025.

Interest income was $13,000 for the quarter ended August 31, 2026, decreasing $2,000, or 13.3%, from $15,000 for the three months ended August 31, 2025.

For the three months ended August 31, 2026 and 2025, the provision for income tax was $87,000 and $66,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares, were $0.03 and $0.02 for the quarters ended August 31, 2026 and 2025, respectively.

Nine Months Ended August 31, 2026 versus Nine Months Ended August 31, 2025

For the nine months ended August 31, 2026 and August 31, 2025, the Company reported net income of $533,000 and $438,000, respectively. Total revenue of $2,435,000 increased $101,000, or 4.3%, for the nine months ended August 31, 2026, as compared to total revenue of $2,334,000 for the nine months ended August 31, 2025. Our total revenue for the nine months ended August 31, 2026 increased compared to the prior period primarily due to an increase in marketing fund expenses of $76,000, which drive the recognition of marketing fund revenue. Under U.S. GAAP, we recognize marketing fund revenue at the time the related marketing fund expenses are incurred. As marketing fund revenue and expense directly offset each other in any given period, the increase has no impact on net income.

Royalty fee revenue of $1,517,000, for the nine months ended August 31, 2026, increased $36,000, or 2.4%, from the $1,481,000 for the nine months ended August 31, 2025.

Franchise fee revenue was $18,000 for the nine months ended August 31, 2026, increasing $3,000, or 20.0%, from $15,000 for the nine months ended August 31, 2025. In the nine months of 2026 there was one store opening compared to one transfer in the same period in 2025, with both years having normal monthly amortization. Licensing fee and other income of $193,000 for the nine months ended August 31, 2026 decreased $14,000, or 6.8%, from $207,000 for the same period in 2025. Settlement revenue decreased $17,000, sign shop revenue decreased $7,000, and license fee revenue decreased $6,000, offset by a $16,000 increase in gift card revenue in the nine months ended August 31, 2026 compared to the nine months ended August 31, 2025. Marketing fund revenues of $707,000 for the nine months ended August 31, 2026 increased $76,000, or 12.0%, from $631,000 for the nine months ended August 31, 2025.

Management continues to review expenses and control costs in a time of rising costs. Total operating expenses of $1,734,000, for the nine months ended August 31, 2026, decreased $33,000, or 1.9% from $1,767,000 for the nine months ended August 31, 2025. There were decreases in expenses for the nine months ended August 31, 2026 compared to August 31, 2025 in payroll expenses of $139,000 due to the retirement of an employee and reduced hours of another employee, and in travel of $5,000. These decreases were offset by an increase in marketing fund expenses of $76,000, an increase in professional services of $26,000 due to legal fees related to trademarks now being expensed directly and a new outside accounting services contract, and an increase in depreciation and amortization of $11,000 due to the full amortization of the remaining definite lived intangible assets.

Interest income was $39,000 for the nine months ended August 31, 2026, decreasing $4,000, or 9.3% from $43,000 for the nine months ended August 31, 2025 primarily because of reduced short-term interest rates in the nine months of 2026 compared to the same period 2025.

For the nine months ended August 31, 2026 and 2025, the provision for income tax was $207,000 and $172,000, respectively.

Earnings per share, as reported for basic and diluted outstanding shares, were $0.07 and $0.06 for the nine months ended August 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

At August 31, 2026, the Company had working capital of $2,150,000 and unrestricted cash of $2,405,000. At August 31, 2025, the Company had working capital of $1,793,000, and unrestricted cash of $2,032,000.

During the nine months ended August 31, 2026, the Company had net income of $533,000 and operating activities provided cash of $731,000. The principal adjustments to reconcile the net income to cash provided by operating activities for the nine months ending August 31, 2026 were depreciation and amortization of $14,000 and noncash lease expense of $65,000, less a deferred tax reduction of $57,000. In addition, changes in operating assets and liabilities increased cash by $176,000.

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

During the nine months ended August 31, 2026, no funds were provided by or used in investing activities. During the nine months ended August 31, 2025, net cash used in investing activities was $3,000.

Cash distributions/dividends used $291,000 and $363,000 in financing activities for the nine months ending August 31, 2026 and 2025, respectively.

Cash Distribution and Dividend Policy

It is the Company’s intent that future cash distributions/dividend payments will be considered after reviewing profitability expectations and financing needs and will be declared at the discretion of the Board of Directors. Previously, dividends were paid quarterly when funds were available, and the Board has continued to declare a cash distribution/dividend each quarter of fiscal 2026: a $0.02 cash distribution/dividend for the first quarter, a $0.01 cash distribution/dividend for each of the second and third quarters, and a $0.01 cash distribution/dividend for the fourth quarter, which was declared on September 10, 2026. Going forward, the Company expects to pay dividends semi-annually, subject to availability of funds and Board approval.

Determination of whether distributions are considered a cash distribution, cash dividend or combination of the two will not be made until after December 31, 2026, as the classification or combination is dependent upon the Company’s earnings and profits for tax purposes for its fiscal year ending November 30, 2026.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Income Tax Disclosures,” which is intended to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 requires public business entities to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The ASU also requires disclosure of income taxes paid, net of refunds, disaggregated by federal, state and foreign taxes and by individual jurisdictions that meet a quantitative threshold, as well as income or loss before income taxes and income tax expense or benefit disaggregated between domestic and foreign. The amendments in ASU 2023-09 are effective for public business entities for annual periods beginning after December 15, 2024, and are to be applied on a prospective basis, with retrospective application permitted. Early adoption is permitted for annual financial statements that have not yet been issued. ASU 2023-09 affects income tax disclosures only and does not change the recognition or measurement of income taxes. The Company will adopt ASU 2023-09 for fiscal year ending November 30, 2026, and the expanded disclosures will first be presented in the Company’s Annual Report on Form 10-K for that year.

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

Other than ASU 2024-03, which the Company is currently evaluating, management does not believe that there are any recently issued and effective or not yet effective accounting pronouncements as of August 31, 2026 that would have or are expected to have any significant effect on the Company’s financial position, cash flows or income statement.

Critical Accounting Policies

The Company has identified other significant accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The Company's most critical accounting policies are related to revenue recognition and the valuation of long-lived and intangible assets. Details regarding the Company's use of these policies and the related estimates are described in the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 2025, filed with the Securities and Exchange Commission on February 24, 2026.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

BAB, Inc. has no interest, currency or derivative market risk.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of both our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, both our Chief Executive Officer and Chief Financial Officer have concluded that, as of August 31, 2026 our disclosure controls and procedures are effective (i) to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) to ensure that information required to be disclosed by us in the reports that we submit under the Exchange Act is accumulated and communicated to our management, including our executive and financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the quarter ending August 31, 2026 to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There was no adoption, modification or termination of any Rule 10b5-1 or non-Rule 10b5-1 plans by any Directors or Officers of the Company in the nine months ended August 31, 2026.

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

BAB, Inc.

Dated: October 13, 2026	/s/ Geraldine Conn
Geraldine Conn
Chief Financial Officer